Form 10-Q
period 1996-03-31
HECTOR COMMUNICATIONS CORP
filed 1996-05-13
CIK 863437

===============================================================================
                           UNITED STATES
                       Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

                               OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number:   0-18587

                  HECTOR COMMUNICATIONS CORPORATION
 ...............................................................................
      (Exact name of registrant as specified in its charter)

    MINNESOTA                                                 41-1666660
 ...............................................................................
(State or  other jurisdiction of                          (Federal Employer
 incorporation  or organization)                          Identification No.)

211 South Main Street, Hector, MN                                 55342
 ...............................................................................
(Address of principal executive offices)                        (Zip Code)
                            (320) 848-6611
 ...............................................................................
           Registrant's telephone number, including area code

 ...............................................................................
(Former name, former address, former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X        NO ___

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES      _      NO ___

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
       CLASS                                    Outstanding at April 30, 1996
Common Stock, par value                                    1,880,294
    $.01 per share
===+===========================================================================
                 Total Pages (12)     Exhibit at Page 12
===============================================================================

            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                INDEX

                                                              Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

Part II.  Other Information                                      11



                     PART I. FINANCIAL INFORMATION

            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements


                       CONSOLIDATED BALANCE SHEETS
                              (unaudited)
                                             March 31             December 31
Assets:                                         1996                   1995
                                         ____________             ____________
Current assets:
  Cash and cash equivalents               $11,234,952               $9,040,138
  Marketable securities                                              1,459,266
  Construction fund                            19,198                  108,828
  Accounts receivable, net                    678,180                  723,081
  Materials, supplies and inventories         129,650                  120,641
  Prepaid expenses                             33,289                   35,992
                                         ____________             ____________
    Total current assets                   12,095,269               11,487,946

Property, plant and equipment              24,861,649               24,647,253
  less accumulated depreciation           (10,444,555)             (10,038,377)
                                         ____________             ____________
    Net property, plant and equipment      14,417,094               14,608,876

Other assets:
  Excess of cost over net assets
    acquired, net                             886,969                  906,950
  Marketable securities                     2,021,969
  Acquisition costs -
    Ollig Utilities Company                 2,829,624                2,790,236
  Cellular telephone investment             1,040,365                1,260,448
  Other investments                           785,188                1,038,545
  Deferred debenture issue costs, net       1,111,035                1,158,313
  Other assets                                644,686                  267,130
                                         ____________             ____________
    Total other assets                      9,319,836                7,421,622
                                         ____________             ____________

Total Assets                              $35,832,199              $33,518,444
                                         ____________             ____________
                                         ____________             ____________

Liabilities and Stockholders' Equity:

Current liabilities:
  Accounts payable                           $479,950                 $530,248
  Accrued expenses                            384,353                  653,681
  Income taxes payable                        169,375                  132,522
  Current portion of long-term debt           492,900                  492,900
                                         ____________             ____________
    Total current liabilities               1,526,578                1,809,351

Long-term debt, less current portion       22,388,101               22,096,419

Deferred investment tax credits               120,486                  128,339

Deferred income taxes                       2,162,988                1,349,988

Stockholders' Equity                        9,634,046                8,134,347
                                        _____________             _____________
Total Liabilities and
  Stockholders' Equity                    $35,832,199              $33,518,444
                                        ______________           ______________
                                        ______________           ______________

                 See notes to consolidated financial statements.


              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                  Three Months Ended March 31
                                                  _____________________________
                                                          1996           1995
                                                  ____________     ____________
Revenues:
  Local network                                       $355,676        $242,780
  Network access                                       885,614         832,973
  Billing and collection                                51,745          55,511
  Nonregulated activities                               78,644          64,867
  Cable television revenues                            294,239         137,758
                                                  ____________     ____________
    Total revenues                                   1,665,918       1,333,889

Costs and expenses:
  Plant operations                                     206,658         204,754
  Depreciation and amortization                        447,931         368,087
  Customer operations                                   69,664          87,056
  General and administrative                           363,672         288,454
  Other operating expenses                             205,549         115,109
                                                  ____________     ____________
    Total costs and expenses                         1,293,474       1,063,460

Operating income                                       372,444         270,429

Other income and (expenses):
  Investment income                                    163,700          94,902
  Interest expense                                    (434,782)       (294,717)
  Marketable securities gains (losses)                 687,947        (217,433)
  Cellular partnership income                           31,500          15,000
                                                  ____________     ____________
    Other income (expense), net                        448,365        (402,248)

Income before income taxes                             820,809        (131,819)

Income taxes (benefit)                                 327,000         (55,000)
                                                  ____________     ____________

Net income (loss)                                     $493,809        ($76,819)
                                                  ____________     ____________
                                                  ____________     ____________

Net income (loss) per common and
  common equivalent share                                $ .22          ($ .03)
                                                 _____________     ____________
                                                 _____________     ____________

Net income (loss) per common share
  - assuming full dilution                               $ .19          ($ .03)
                                                  ____________     ____________
                                                  ____________     ____________

Average common and common equivalent
  shares outstanding                                 2,256,000       2,254,000
                                                  ____________     ____________
                                                  ____________     ____________

                 See notes to consolidated financial statements.


                                                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)
                                                                                                              Unrealized
                                                                                                              Marketable
                                                                             Additional             Unearned  Securities
                                       Preferred Stock       Common Stock      Paid-in   Retained     ESOP     Gains
                                       Shares    Amount     Shares    Amount   Capital   Earnings    Shares   (Losses)     Total
                                     ________  ________  _________  ________  ________  __________  _________  _________ __________
BALANCE at December 31, 1994          392,287  $392,287  1,877,850   $18,778   $48,001  $7,903,703 ($132,800)           $8,229,969

 Net loss                                                                                  (76,539)                        (76,539)
 Issuance of common stock under
  Employee Stock Purchase Plan                               3,844        39    22,833                                      22,872
 Purchase of common stock                                   (4,200)      (42)     (164)    (30,066)                        (30,272)
 Issuance of common stock in
  exchange for preferred stock         (2,800)   (2,800)     2,800        28     2,772                                           0
 ESOP shares purchased, net of
  shares allocated                                                                 773                (12,456)             (11,683)
                                     ________  ________  _________  ________  ________  __________  _________  _________ __________
BALANCE at December 31, 1995          389,487   389,487  1,880,294    18,803    74,215   7,797,098   (145,256)            8,134,347

 Net income                                                                                493,809                          493,809
 Unrealized gain on marketable
  securities, net of deferred
  taxes                                                                                                       $1,005,890  1,005,890
                                     ________  ________  _________  ________  ________  __________  _________  _________ __________

BALANCE at March 31, 1996             389,487  $389,487  1,880,294   $18,803   $74,215  $8,290,907  ($145,256)$1,005,890 $9,634,046
                                     ________  ________  _________  ________  ________  __________  _________  _________ __________
                                     ________  ________  _________  ________  ________  __________  _________  _________ __________

                                                     See notes to consolidated financial statements.

                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                                Three Months Ended March 31
                                                                              _____________________________
                                                                                      1996            1995
                                                                              _____________   _____________
Cash Flows from Operating Activities:
  Net income (loss)                                                                $493,809        ($76,819)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                   495,209         391,726
    Loss (gain) on marketable securities                                           (687,947)        217,433
    Income from cellular partnerships                                               (31,500)        (15,000)
    Changes in assets and liabilities:
      Sales of marketable securities                                              1,499,073
      Decrease in accounts receivable                                                44,901         175,576
      Increase in prepaid income taxes                                                             (120,496)
      Decrease in prepaid expenses                                                    2,703           9,777
      Increase (decrease) in accounts payable                                       (50,298)        168,595
      Increase (decrease) in accrued expenses                                      (269,328)        189,889
      Increase (decrease) in income taxes payable                                    36,853        (692,853)
      Decrease in deferred investment credits                                        (7,853)        (10,494)
      Increase in deferred taxes                                                    813,000
                                                                              _____________   _____________
      Net cash provided by operating activities                                   2,338,622         237,334

Cash Flows from Investing Activities:
  Capital expenditures, net                                                        (213,763)       (199,811)
  Sales of marketable securities                                                    553,645
  Increase in Ollig Utilities acquisition costs                                     (39,388)
  Decrease (increase) in construction fund                                           89,630         (27,171)
  Increase in inventories                                                            (9,009)         (5,574)
  Purchases of other investments                                                     (3,415)
  Sales of other investments                                                        256,772           4,425
  Decrease in deferred charges                                                                       16,777
  Increase in other assets                                                         (399,962)         (8,872)
                                                                              _____________   _____________
      Net cash provided by (used in) investing activities                           234,510        (220,226)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                      (108,318)     (1,418,338)
  Proceeds from issuance of long-term debt                                          400,000      12,821,000
  Convertible debenture issue costs                                                              (1,323,787)
                                                                              _____________   _____________
    Net cash provided by financing activities                                       291,682      10,078,875
                                                                              _____________   _____________

Net Increase in Cash and Cash Equivalents                                         2,864,814      10,095,983

Cash and Cash Equivalents at Beginning of Period                                  9,040,138       3,654,748
                                                                              _____________   _____________
Cash and Cash Equivalents at End of Period                                      $11,904,952     $13,750,731
                                                                              _____________   _____________
                                                                              _____________   _____________

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                  $656,686        $159,945
  Income taxes paid during the period                                               155,106         767,748

                                   See notes to consolidated financial statements.

                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The balance sheet and statement of stockholders' equity as of March 31, 1996, the statements of income for the three month periods ended March 31, 1996 and 1995 and the statements of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 required expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

     In February, 1996, Rural Cellular Corporation ("RCC") completed an initial offering of its common stock to the public. Prior to the offering, the Company owned 3.72% of RCC, which was classified as an other investment. As part of the offering, the Company sold 27% of its interest in RCC, with a book value of $69,000 and recorded a gain on sale of $485,000. The balance of the Company's investment in RCC has been transferred to marketable securities and classified as available-for-sale. The unrealized gain on the available-for-sale marketable securities at March 31, 1996 was $1,006,000 (net of deferred taxes of $670,000) which is accounted for as a separate component of stockholders' equity. Rural Cellular Corporation trades on the Nasdaq National Market System under the symbol RCCC.

     In February, 1996, the Company sold its investment in Telephone and Data Systems, Inc. ("TDS") common stock in a series of cash transactions. Gross proceeds from the stock sales were $1,499,000 and the Company recognized a gain on sale of $203,000.

NOTE 4 - INCOME TAXES AND INVESTMENT CREDITS

     Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NET INCOME PER SHARE

     Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for 1996 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1996. The effect of the convertible debentures on per share earnings in the 1995 period was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

NOTE 6 - ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

     In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. The debentures are callable under certain circumstances and include restrictions on payment of dividends to the Company's shareholders. The Company may incur up to $4,000,000 of senior indebtedness to which the debentures will be subordinated. Total value of the offering was $12,650,000. Proceeds to the Company after underwriting, accounting and legal expenses were approximately $11,300,000. The offering's underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are exercisable beginning February 15, 1996 and expire February 15, 2000.

NOTE 7 - ACQUISITION OF OLLIG UTILITIES COMPANY

     On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, SD and Split Rock Telecom Cooperative, Inc. of Garretson, SD. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank. The Company's investment in Alliance is approximately $16,950,000, which includes $6,000,000 of short-term borrowing by the Company from St. Paul Bank and $2,830,000 of purchase price deposits and acquisition costs incurred prior to March 31, 1996.

     Ollig Utilities Company owns four local exchange telephone companies which serve 25,000 access lines in 25 communities in Minnesota, South Dakota and Iowa. Ollig also owns eight cable television systems serving 1,700 customers in twelve Minnesota communities and four systems serving 1,500 customers in South Dakota. Ollig is an investor in cellular telephone partnerships serving five rural service areas in Minnesota and North Dakota and in the partnership providing cellular service in the Sioux Falls, SD metropolitan area. Ollig is also an investor in Rural Cellular Corporation, Minnesota Equal Access Network Services, Inc., South Dakota Network, Iowa Network Services, Inc., Fibernet Communications LLC, Independent Information Services and Val-Ed Joint Venture. Ollig's 1995 revenues were approximately $19,000,000.

                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

                 Three Months Ended March 31, 1996 Compared to
                        Three Months Ended March 31, 1995

     Consolidated revenues increased $332,000 or 25%. Revenues from telephone operations increased $176,000, or 15%. Local network revenues increased $113,000, or 47% due to the local service rate increase granted the Company's Wisconsin telephone subsidiary in December, 1995. The increase was required to offset the impact of regulatory changes on this subsidiary. Network access revenues increased $53,000 or 6% due to higher settlement payments on interstate access revenues from the National Exchange Carriers Association (NECA). Revenues from billing and collection services provided by the Company to interexchange carriers declined $4,000 or 7%. Revenues from nonregulated activities increased $14,000, or 21%. Cable television revenues increased $156,000 or 114%. The increase was due to the August, 1995 acquisition of 22 cable television systems in south central Minnesota.

     Operating costs and expenses, excluding depreciation and amortization, increased $150,000, or 22%. Telephone operating costs and administrative expenses increased $58,000, or 10% due to increased corporate expenses. Cable television operating costs and administrative expenses increased $92,000, or 92% due to the acquisition of additional cable systems. Depreciation and amortization expenses increased $80,000, or 22%, due to additional expense associated with the cable system acquisition. Operating income increased $102,000, or 38%.

     Interest expense increased $140,000, or 48%, due to interest expense on the Company's outstanding subordinated debentures issued in February, 1995. Investment income increased $69,000 due to increased cash balances available for investment. Income accrued on investments in cellular telephone partnerships increased $16,000. The Company recorded gains on sales of marketable securities of $688,000 in the 1996 quarter due to sales of investments in Rural Cellular Corporation and Telephone and Data Systems, Inc. The 1995 quarter included an unrealized loss on marketable securities of $217,000 due to declines in marketable securities valuations in that period.

     Income before income taxes was $821,000 in the 1996 period compared to a loss before income taxes of $132,000 in the 1995 period. Net income was $494,000 in 1996 compared to a net loss of $77,000 in 1995.

                      Liquidity and Capital Resources

     On April 25, 1996, the Company, in association with two co-investors (Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc.), acquired Ollig Utilities Company ("Ollig"), a privately owned telecommunications firm for $80 million in cash. The purchase was accomplished through a newly formed subsidiary, Alliance Telecommunications Corporation ("Alliance"). The Company owns 68% of Alliance.

     Alliance financed the purchase of Ollig using a combination of debt financing provided by St. Paul Bank and equity capital provided by Alliance's owners. Borrowing by Alliance from St. Paul Bank was $55,250,000 which is in the form of a term loan, with installment payments, maturing March 31, 2011. Interest on the loan is at St. Paul Bank's cost of money plus 1.35% (currently 6.68%). Substantially all the assets of Alliance and Ollig are pledged as collateral under the loan agreement.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The Company's equity investment in Alliance, including legal and purchase costs, is approximately $16,950,000. The Company financed its investment using internally held funds and a $6,000,000 short-term bridge loan from St. Paul Bank. The bridge loan includes $4,000,000 of debt senior to the convertible debentures issued in 1995 and $2,000,000 of junior debt. It bears interest at St. Paul Bank's base lending rate for similar loans (currently 7.33%) and matures March 31, 1997. The loan is secured by a pledge of the Company's cable television assets and the stock of one of its local exchange carrier subsidiaries. The Company is exploring various alternatives to refinance the bridge loan, including use of public debt or equity markets.

     The Company's telephone subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Telephone plant additions were $133,000 in the first quarter of 1996. Telephone plant additions for the remainder of 1996 are expected to total $1,500,000 and will provide customers with additional advanced switching services as well as expand the Company's use of high capacity fiber optics in its telephone network.

     The Company has financed its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural
Telephone Bank ("RTB") loan funds. The Company's average interest rate on outstanding RUS and RTB loans is 4.8%. Substantially all of the Company's telephone assets are pledged or are subject to mortgages to secure obligations of its telephone subsidiaries to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the Company's LEC subsidiaries is limited by covenants in the mortgages. The Company is currently applying to the RUS and RTB for new loans, some of which have received preliminary approval. At March 31, 1996, unadvanced loan commitments from the RUS and RTB totaled $111,000.

     In 1994, the Wisconsin public service commission ("WPSC") implemented a rule for interexchange calls to nearby communities (Extended Community Calling or "ECC") which significantly reduced the Company's intrastate access revenues in Wisconsin. To compensate for the revenue loss, the Company applied for and received a local service rate increase for its Wisconsin exchanges, which went into effect in December, 1995. The Company's local network revenues in the first quarter of 1996 were $100,000 more than in the comparable 1995 period as a result of the rate increase.

     In February 1995 the Company completed a public offering of convertible subordinated debentures. Total value of the offering was $12,650,000. Through March 31, 1996, the Company utilized the offering proceeds to pay down debt associated with its cable television operation, finance cable television plant additions, purchase additional cable television systems and for general corporate purposes. The Company employed the remaining offering funds in the Ollig acquisition.

     In August 1995, the Company acquired 22 rural Minnesota cable systems, serving approximately 2,000 customers, from Lake Cable Partnership for $2.2 million. Capital additions to support the Company's cable operations in the first quarter of 1996 were $71,000. Cable television capital additions for the balance of 1996 are estimated at $250,000.

     The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment. At December 31, 1995, the Company's marketable securities portfolio consisted primarily of 32,802 shares of Telephone and Data Systems, Inc. ("TDS") common stock acquired in the sale of the Rochester, Minnesota MSA. The Company sold its TDS stock in the first quarter of 1996. Gross proceeds from the stock sales were $1,499,000 and the Company recorded a gain on sale of $203,000. In February, 1996, Rural Cellular Corporation ("RCC") completed an initial offering of its common stock to the

                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES public. Prior to the offering, the Company owned 3.72% of RCC. As part of the offering, the Company sold 27% of its interest in RCC, with a book value of $69,000 and recorded a gain on sale of $485,000.

     The Company produced cash from operating activities of $1,669,000 in the first quarter of 1996. At March 31, 1996, the Company had cash, cash equivalents and marketable securities of $13,257,000 and working capital of $10,569,000. By utilizing committed loan funds, cash flow from operations and current cash balances, the Company feels it has adequate resources to meet the liquidity and capital expenditure requirements of its existing operations. Subsequent to the end of the quarter, the Company utilized approximately $8,100,000 of cash and cash equivalents and $6,000,000 of short-term borrowing to complete the acquisition of Ollig Utilities Company. The Company believes it has sufficient internal resources and sufficient access to capital markets to profitably integrate this acquisition into its operations.
 .


                        PART II.  OTHER INFORMATION

Items 1 - 6.  Not Applicable


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         Hector Communications Corporation

                                         By  Charles A. Braun
                                             Charles A. Braun
                                             Chief Financial Officer
Date:  May 13, 1996

                          HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                              EXHIBIT 11
                                   CALCULATION OF EARNINGS PER SHARE

                                                                                Three Months Ended March 31
                                                                                ___________________________
Primary:                                                                              1996           1995
_______                                                                         _____________ _____________

Net income (loss)                                                                    $493,803      ($76,819)
                                                                                _____________ _____________
                                                                                _____________ _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                                                1,880,294     1,877,850

  Dilutive effect of convertible preferred
  shares outstanding                                                                  389,487       392,287

  Dilutive effect of stock options outstanding after
  application of treasury stock method (1)                                              4,775

  Weighted average number of unallocated shares
  held by employee stock ownership plan                                               (18,556)     (16,137)
                                                                                _____________ _____________
                                                                                    2,256,000     2,254,000
                                                                                _____________ _____________
                                                                                _____________ _____________

Net income (loss) per common and common equivalent share                                 $.22         ($.03)
                                                                                _____________  _____________
                                                                                _____________  _____________

Fully Diluted (2):
_____________

Net income (loss)                                                                    $493,803       ($76,819)
Interest on convertible debentures, net of tax                                        189,654
                                                                                _____________   _____________
  Adjusted net income (loss)                                                         $683,457       ($76,819)
                                                                                _____________   _____________
                                                                                _____________   _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                                                1,880,294       1,877,850

  Assumed conversion of convertible debentures
  into common stock                                                                 1,423,125

  Dilutive effect of convertible preferred
  shares outstanding                                                                  389,487         392,287

  Dilutive effect of stock options outstanding after
  application of treasury stock method (1)                                              4,775

  Weighted average number of unallocated shares
  held by employee stock ownership plan                                               (18,556)        (16,137)
                                                                                _____________    _____________
                                                                                    3,679,125        2,254,000
                                                                                _____________    _____________
                                                                                _____________    _____________

Net income (loss) per common share - assuming full dilution                              $.19            ($.03)
                                                                                _____________    _____________
                                                                                _____________    _____________

- ------------------------------------------------------------------------------------------------------
(1)  The effect of outstanding stock options on net income per share is anti-dilutive for the 1995 period.
(2)  The effect of the convertible debentures on net income per share is anti-dilutive for the 1995 period.