Form 10-Q
period 1996-06-30
HECTOR COMMUNICATIONS CORP
filed 1996-08-14
CIK 863437

===============================================================================
                                  UNITED STATES
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                               ------------------------------------------

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

 ................................................................................
      Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X        NO ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES              NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                                   Outstanding at July 31, 1996
Common Stock, par value                                   1,880,294
     $.01 per share
                       Total Pages (13) Exhibit at Page 13
===============================================================================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

Part II.  Other Information                                      12



                                       2

                      PART I. FINANCIAL INFORMATION

                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                CONSOLIDATED BALANCE SHEETS
                                        (unaudited)
                                                              June 30       December 31
Assets:                                                         1996                1995
                                                           ____________        ____________
Current assets:
  Cash and cash equivalents                                  $4,560,306          $9,040,138
  Temporary cash investments                                  7,762,841
  Marketable securities                                                           1,459,266
  Construction fund                                              14,902             108,828
  Accounts receivable, net                                    3,794,159             723,081
  Materials, supplies and inventories                           948,729             120,641
  Prepaid expenses                                              105,044              35,992
                                                           ____________        ____________
    Total current assets                                     17,185,981          11,487,946

Property, plant and equipment                                57,232,948          24,647,253
  less accumulated depreciation                             (11,493,745)        (10,038,377)
                                                           ____________        ____________
    Net property, plant and equipment                        45,739,203          14,608,876

Other assets:
  Excess of cost over net assets acquired, net               52,295,609             906,950
  Marketable securities                                       7,875,053
  Acquisition costs - Ollig Utilities Company                                     2,790,236
  Cellular telephone investments                              9,817,816           1,260,448
  Other investments                                           4,855,756           1,038,545
  Deferred debenture issue costs, net                         1,063,757           1,158,313
  Other assets                                                1,212,591             267,130
                                                           ____________        ____________
    Total other assets                                       77,120,582           7,421,622
                                                           ____________        ____________

Total Assets                                               $140,045,766         $33,518,444
                                                           ____________        ____________
                                                           ____________        ____________


Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                                           $8,719,667            $492,900
  Accounts payable                                            1,932,874             530,248
  Accrued expenses                                            2,165,645             653,681
  Income taxes payable                                          635,110             132,522
                                                           ____________        ____________
    Total current liabilities                                13,453,296           1,809,351

Long-term debt, less current portion                         98,908,768          22,096,419

Deferred investment tax credits                                 614,349             128,339

Deferred income taxes                                         8,169,439           1,349,988

Deferred compensation                                         1,011,703

Minority stockholders interest in Alliance
  Telecommunications Corp.                                    7,968,202

Stockholders' Equity                                          9,920,009           8,134,347
                                                         ______________      ______________
Total Liabilities and Stockholders' Equity                 $140,045,766         $33,518,444
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


                                   HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (unaudited)

                                                          Three Months Ended June 30            Six Months Ended June 30
                                                        ______________________________      ________________________________
                                                                1996              1995              1996                1995
                                                        ____________      ____________      ____________       _____________
Revenues:
  Local network                                             $927,963          $266,518        $1,283,639            $509,298
  Network access                                           2,781,984           857,698         3,667,598           1,690,671
  Billing and collection                                     223,593            57,082           275,338             112,593
  Nonregulated activities                                    773,897            82,147           852,541             147,014
  Cable television revenues                                  457,841           146,587           752,080             284,345
                                                        ____________      ____________      ____________       _____________
    Total revenues                                         5,165,278         1,410,032         6,831,196           2,743,921

Costs and expenses:
  Plant operations                                           703,894           219,170           910,552             423,924
  Depreciation and amortization                            1,349,074           367,219         1,797,005             735,306
  Customer operations                                        284,997            82,174           354,661             169,230
  General and administrative                                 843,020           395,340         1,206,692             683,794
  Other operating expenses                                   386,912           140,491           592,461             255,600
                                                        ____________      ____________      ____________       _____________
    Total costs and expenses                               3,567,897         1,204,394         4,861,371           2,267,854

Operating income                                           1,597,381           205,638         1,969,825             476,067

Other income and (expenses):
  Investment income                                          200,504           236,363           364,204             331,265
  Interest expense                                        (1,447,156)         (406,631)       (1,881,938)           (701,348)
  Marketable securities gains (losses)                                         (92,960)          687,947            (310,393)
  Cellular partnership income                                 99,192            15,000           130,692              30,000
                                                         ____________      ____________      ____________       _____________
    Other income (expense), net                           (1,147,460)         (248,228)         (699,095)           (650,476)

Income before income taxes                                   449,921           (42,590)        1,270,730            (174,409)

Income taxes (benefit)                                       292,000           (25,000)          619,000             (80,000)
                                                        ____________      ____________      ____________        _____________

Income before minority interest                              157,921           (17,590)          651,730             (94,409)

Minority interest in earnings of
  Alliance Telecommunications Corporation                     48,202                              48,202
                                                        ____________      ____________      ____________        _____________

Net income                                                   109,719           (17,590)          603,528             (94,409)
                                                        ____________      ____________      ____________        _____________
                                                        ____________      ____________      ____________        _____________

Net income (loss) per common and
  common equivalent share                                      $ .05            ($ .01)            $ .27              ($ .04)
                                                       _____________      ____________     _____________       _____________
                                                       _____________      ____________     _____________       _____________

Net income (loss) per common share
  - assuming full dilution                                     $ .05            ($ .01)            $ .27              ($ .04)
                                                        ____________      ____________     _____________       _____________
                                                        ____________      ____________     _____________       _____________

Average common and common equivalent
  shares outstanding                                       2,264,000         2,254,000         2,261,000           2,254,000
                                                        ____________      ____________     _____________       _____________
                                                        ____________      ____________     _____________       _____________

                                      See notes to consolidated financial statements.

                                                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                         (unaudited)
                                                                                                               Unrealized
                                                                            Additional             Unearned    Marketable
                                   Preferred Stock        Common Stock _     Paid-in    Retained      ESOP     Securities
                                   Shares   Amount       Shares     Amount   Capital    Earnings     Shares      Gains        Total
                                _________  ________  ___________  ________   _______  ___________  _________   _________ __________
BALANCE at December 31, 1994      392,287  $392,287    1,877,850   $18,778   $48,001   $7,903,703 ($132,800)             $8,229,969

 Net loss                                                                                 (76,539)                        (  76,539)
 Issuance of common stock under
  Employee Stock Purchase Plan                             3,844        39    22,833                                         22,872
 Purchase of common stock                                 (4,200)      (42)     (164)     (30,066)                          (30,272)
 Issuance of common stock in
  exchange for preferred stock     (2,800)   (2,800)       2,800        28     2,772                                              0
 ESOP shares purchased, net of
   shares allocated                                                              773                (12,456)                (11,683)
                                _________  ________  ___________  ________   _______  ___________  __________            __________
BALANCE at December 31, 1995      389,487   389,487    1,880,294    18,803    74,215    7,797,098  (145,256)              8,134,347

 Net income                                                                               603,528                           603,528
 Unrealized gain on marketable
  securities, net
  deferred taxes                                                                                              $1,182,134  1,182,134
                                _________  ________  ___________  ________   _______  ___________  _________  __________ __________
BALANCE at June 30, 1996          389,487  $389,487    1,880,294   $18,803   $74,215   $8,400,626 ($145,256)  $1,182,134 $9,920,009
                                _________  ________  ___________  ________   _______  ___________  _________  __________ __________
                                _________  ________  ___________  ________   _______  ___________  _________  __________ __________


                                                       See notes to consolidated financial statements.

                                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                                                        Six Months Ended June 30
                                                                                     _____________________________
                                                                                            1996              1995
                                                                                     ___________       ___________
Cash Flows from Operating Activities:
  Net income (loss)                                                                     $603,528          ($94,409)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                      1,891,561           806,223
    Minority stockholders' interest in Alliance Telecommunications Corp.                  48,202
    Loss (gain) on marketable securities                                                (687,947)          310,393
    Income from cellular partnerships                                                   (130,692)          (30,000)
    Changes in assets and liabilities net of effects from the purchase of Ollig Utilities, Inc.:
      Sales of marketable securities                                                   1,499,072
      Decrease in accounts receivable                                                   (214,773)          361,339
      Increase in prepaid income taxes                                                                    (143,018)
      Decrease in prepaid expenses                                                        49,190            25,217
      Increase (decrease) in accounts payable                                           (575,557)           75,900
      Increase in accrued expenses                                                       870,240           292,316
      Decrease in income taxes payable                                                   (39,114)         (692,853)
      Decrease in deferred investment credits                                            (40,998)          (19,893)
      Increase in deferred taxes                                                         132,923
      Decrease in deferred compensation                                                   (7,920)
                                                                                     ___________       ___________
      Net cash provided by operating activities                                        3,397,715           891,215

Cash Flows from Investing Activities:
  Capital expenditures, net                                                           (1,065,641)         (525,276)
  Purchases of temporary cash investments                                               (350,676)
  Sales of marketable securities                                                         553,645
  Decrease in construction fund                                                          159,828            80,964
  Increase in inventories                                                               (361,924)          (72,708)
  Investment in cellular telephone partnerships                                                           (161,637)
  Purchases of other investments                                                      (1,119,739)         (404,000)
  Sales of other investments                                                             256,772             7,935
  Decrease (increase) in other assets                                                   (467,011)           75,405
  Utilization of Ollig Utilities acquisition deposits                                  2,726,056
  Payment for purchase of Ollig Utilities, Inc., net of cash acquired                (78,144,657)
                                                                                     ___________       ___________
      Net cash used in investing activities                                          (77,813,347)         (999,317)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                           (441,700)       (1,541,557)
  Proceeds from issuance of notes payable and long-term debt                          62,457,500        12,879,850
  Minority interest in Alliance Telecommunications, Inc.                               7,920,000
  Convertible debenture issue costs                                                                     (1,323,787)
                                                                                     ___________       ___________
    Net cash provided by financing activities                                         69,935,800        10,014,506
                                                                                     ___________       ___________

Net Increase (Decrease) in Cash and Cash Equivalents                                  (4,479,832)        9,906,404

Cash and Cash Equivalents at Beginning of Period                                       9,040,138         3,654,748
                                                                                     ___________       ___________
Cash and Cash Equivalents at End of Period                                            $4,560,306       $13,561,152
                                                                                     ___________       ___________
                                                                                     ___________       ___________


Supplemental disclosures of cash flow information:
  Interest paid during the period                                                     $1,379,802          $291,473
  Income taxes paid during the period                                                    707,342           774,669

                                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1996, the statements of income for the three and six month periods ended June 30, 1996 and 1995 and the statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - ACQUISITION OF OLLIG UTILITIES COMPANY

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, SD and Split Rock Telecom Cooperative, Inc. of Garretson, SD. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank. The Company's investment in Alliance is approximately $16,894,000, which includes $6,000,000 of short-term borrowing by the Company from St. Paul Bank and $2,830,000 of purchase price deposits and acquisition costs incurred prior to the acquisition date.

The acquisition is being accounted for as a purchase. The Company is in the process of appraising for financial statement purposes the assets acquired in the purchase. Goodwill acquired in the transaction is estimated to be $57,413,000 (including an estimated $6,272,000 allocated to cellular telephone investments pending appraisal) which is being amortized on a straight-line basis over 40 years. The results of operations of Ollig Utilities Company have been included in the Company's financial results subsequent to April 25, 1996. Unaudited consolidated results of operations on a pro forma basis as though Ollig Utilities Company was acquired January 1, 1995 are as follows:

                                             Three Months Ended June 30             Six Months Ended June 30
                                           _______________________________      _______________________________
                                                   1996             1995               1996               1995
                                           ____________      ____________       ____________      _____________
Revenues                                    $ 6,847,695      $ 6,739,071        $ 13,434,187       $ 12,428,917
Income before minority interest                 133,125         (112,959)            518,186           (765,549)
Net income                                       81,772         (122,794)            461,279           (631,047)
Net income (loss) per share                       $ .04           ($ .05)              $ .20             ($ .28)

Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Ollig Utilities Company owns four local exchange telephone companies which serve 25,000 access lines in 25 communities in Minnesota, South Dakota and Iowa. Ollig also owns eight cable television systems serving 1,700 customers in twelve Minnesota communities and four systems serving 1,500 customers in South Dakota.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Ollig is also an investor in cellular telephone partnerships serving five rural service areas in Minnesota and North Dakota and in the partnership providing cellular service in the Sioux Falls, SD metropolitan area. Ollig is also an investor in Minnesota Equal Access Network Services, Inc., South Dakota Network, Iowa Network Services, Inc., Fibernet Communications LLC, Independent Information Services and Val-Ed Joint Venture. These investments have been included in cellular telephone investments and other investments on the consolidated balance sheet at June 30, 1996. The Company also acquired $7,412,000 of temporary cash investments in the purchase.

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

As part of the acquisition of Ollig Utilities Company, the Company acquired marketable securities investments in U.S. West Communications, U.S. West Media, and Rural Cellular Corp. with a market value at June 30, 1996 of $5,650,000. These securities have been classified as available for sale.

NOTE 4 - INCOME TAXES AND INVESTMENT CREDITS

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets.

NOTE 5 - NET INCOME PER SHARE

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for the six months ended June 30, 1996 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1996. The effect of the convertible debentures on per share earnings in the 1995 periods and in the three month period ended June 30, 1996 was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

NOTE 6 - ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES

In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. The

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

NOTE 7 - NEW DEBT FINANCING

The Company (through its Alliance Telecommunications Corp. subsidiary) financed the purchase of Ollig using a combination of debt financing provided by St. Paul Bank and equity capital provided by Alliance's owners. Borrowing by Alliance from St. Paul Bank was $55,250,000 which is in the form of a term loan, with installment payments, maturing March 31, 2011. Interest on the loan is at St. Paul Bank's cost of money plus 1.35% (currently 6.76%). Substantially all the assets of Alliance and Ollig are pledged as collateral under the loan agreement.

The Company financed its investment using internally held funds and a $6,000,000 short-term bridge loan from St. Paul Bank. The bridge loan includes $4,000,000 of debt senior to the convertible debentures issued in 1995 and $2,000,000 of junior debt. It bears interest at St. Paul Bank's base lending rate for similar loans (currently 7.42%) and matures March 31, 1997. The loan is secured by a pledge of the Company's cable television assets and the stock of one of its local exchange carrier subsidiaries.


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations

                   Six Months Ended June 30, 1996 Compared to
                         Six Months Ended June 30, 1995

On April 25, 1996, the Company's newly formed, 68% owned subsidiary, Alliance Telecommunications Corporation, completed the acquisition of Ollig Utilities Company ("Ollig"). Ollig's operations were considerably larger than those of the Company prior to the acquisition. Ollig serves approximately 25,000 telephone access lines and 3,200 cable television customers, compared to 6,300 telephone access lines and 4,200 cable television customers served by the Company's existing operations. As a result, the acquisition of Ollig will materially distort the comparisons of the Company's operating results for the next several periods.

Consolidated revenues increased $4,087,000 or 149%. The two months of Ollig operations included in the Company's operating results contributed $3,473,000 of additional revenue. Revenues from telephone operations increased $3,620,000, or 147%. Ollig telephone revenues for the period were $3,319,000. Local network revenues increased $774,000, or 152% due to Ollig and a local service rate increase granted the Company's Wisconsin telephone subsidiary in December, 1995. The rate increase was required to offset the impact of regulatory changes on this subsidiary. Network access revenues increased $1,977,000 or 117% due to Ollig. Ollig received approximately 55% of its revenues from network access during the period; the Company's existing operations receive 52% or revenues from similar sources. Revenues from billing and collection services provided by the Company to interexchange carriers increased $163,000 or 145%. Revenues from nonregulated activities increased $706,000, or 480% due to Ollig's greater range of nonregulated business. Cable television revenues increased $468,000 or 164%. The increase was due to Ollig and the Company's August, 1995 acquisition of 22 cable television systems in south central Minnesota.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and expenses, excluding depreciation and amortization, increased $1,532,000, or 100%. Ollig's operating costs and expenses included in the period were $1,379,000, or 45% of the total. Depreciation and amortization expenses increased $1,062,000, or 144%, due to additional depreciation expense and goodwill amortization expense associated with the Ollig acquisition. Operating income increased $1,494,000, or 314%. Ollig contributed $1,193,000 of operating income in the period.

Interest expense increased $1,181,000, or 168%, due to interest expense on Ollig's debts, interest expense incurred on borrowings to finance the purchase of Ollig and interest on the Company's outstanding subordinated debentures issued in February, 1995. Investment income increased $33,000 due to investment of cash balances available prior to the acquisition. Income accrued on investments in cellular telephone partnerships increased $101,000 due to income from Ollig's substantial cellular investments. The Company recorded gains on sales of marketable securities of $688,000 in the 1996 period due to sales of investments in Rural Cellular Corporation and Telephone and Data Systems, Inc. The 1995 period included an unrealized loss on marketable securities of $310,000 due to declines in marketable securities valuations in that period.

Income before income taxes was $1,271,000 in the 1996 period compared to a loss before income taxes of $174,000 in the 1995 period. The Company's effective income tax rate was 49% for the 1996 period due to nondeductibility of goodwill amortization incurred due to the acquisition. Income before minority interest was $652,000 in 1996. Net income was $604,000 in 1996 compared to a net loss of $94,000 in 1995.

                  Three Months Ended June 30, 1996 Compared to
                        Three Months Ended June 30, 1995

On April 25, 1996, the Company's newly formed, 68% owned subsidiary, Alliance Telecommunications Corporation, completed the acquisition of Ollig Utilities Company ("Ollig"). Ollig's operations were considerably larger than those of the Company prior to the acquisition. Ollig serves approximately 25,000 telephone access lines and 3,200 cable television customers, compared to 6,300 telephone access lines and 4,200 cable television customers served by the Company's existing operations. As a result, the acquisition of Ollig will materially distort the comparisons of the Company's operating results for the next several periods.

Consolidated revenues increased $3,755,000 or 266%. The two months of Ollig operations included in the Company's operating results contributed $3,473,000 of additional revenue. Revenues from telephone operations increased $3,444,000, or 273%. Ollig telephone revenues for the period were $3,319,000. Local network revenues increased $661,000, or 248% due to Ollig and a local service rate increase granted the Company's Wisconsin telephone subsidiary in December, 1995. Network access revenues increased $1,924,000 or 224% due to Ollig. Revenues from billing and collection services provided by the Company to interexchange carriers increased $167,000 or 292%. Revenues from nonregulated activities increased $692,000, or 842% due to Ollig's greater range of nonregulated business. Cable television revenues increased $311,000 or 212%. The increase was due to Ollig and the Company's August, 1995 acquisition of 22 cable television systems in south central Minnesota.

Operating costs and expenses, excluding depreciation and amortization, increased $1,382,000, or 165%. Ollig's operating costs and expenses included in the period were $1,379,000, or 62% of the total. Depreciation and amortization expenses increased $982,000, or 267%, due to additional depreciation expense and goodwill amortization expense associated with the Ollig acquisition. Operating income increased $1,392,000, or 677%. Ollig contributed $1,193,000 of operating income in the period.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Interest expense increased $1,040,000, or 255%, due to interest expense on Ollig's debts and interest expense incurred on borrowings to finance the purchase of Ollig. Investment income decreased $36,000 due to reduction of cash balances available for investment. Income accrued on investments in cellular telephone partnerships increased $84,000 due to income from Ollig's substantial cellular investments. The 1995 period included an unrealized loss on marketable securities of $93,000 due to declines in marketable securities valuations in that period.

Income before income taxes was $450,000 in the 1996 period compared to a loss before income taxes of $43,000 in the 1995 period. The Company's effective income tax rate was 65% for the 1996 period due to nondeductibility of goodwill amortization incurred due to the acquisition. Income before minority interest was $158,000 in 1996. Net income was $110,000 in 1996 compared to a net loss of $18,000 in 1995.

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

Alliance financed the purchase of Ollig using a combination of debt financing provided by St. Paul Bank and equity capital provided by Alliance's owners. Borrowing by Alliance from St. Paul Bank was $55,250,000 which is in the form of a term loan, with installment payments, maturing March 31, 2011. Interest on the loan is at St. Paul Bank's cost of money plus 1.35% (currently 6.76%). Substantially all the assets of Alliance and Ollig are pledged as collateral under the loan agreement.

The Company's equity investment in Alliance, including legal and purchase costs, is approximately $16,894,000. The Company financed its investment using internally held funds and a $6,000,000 short-term bridge loan from St. Paul Bank. The bridge loan includes $4,000,000 of debt senior to the convertible debentures issued in 1995 and $2,000,000 of junior debt. It bears interest at St. Paul Bank's base lending rate for similar loans (currently 7.42%) and matures March 31, 1997. The loan is secured by a pledge of the Company's cable television assets and the stock of one of its local exchange carrier subsidiaries. The Company is exploring various alternatives to refinance the bridge loan, including use of public debt or equity markets.

The Company's telephone subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Telephone plant additions were $1,066,000 in the first half of 1996. Telephone plant additions for the remainder of 1996 are expected to total $2,200,000 and will provide customers with additional advanced switching services as well as expand the Company's use of high capacity fiber optics in its telephone network.

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

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In 1994, the Wisconsin public service commission ("WPSC") implemented a rule for interexchange calls to nearby communities (Extended Community Calling or "ECC") which significantly reduced the Company's intrastate access revenues in Wisconsin. To compensate for the revenue loss, the Company applied for and received a local service rate increase for its Wisconsin exchanges, which went into effect in December, 1995. The Company's local network revenues in the first half of 1996 were $184,000 more than in the comparable 1995 period as a result of the rate increase.

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

The Company produced cash from operating activities of $3,398,000 in the first half of 1996, including $1,105,000 of cash provided by Ollig. At June 30, 1996, the Company had cash, cash equivalents and temporary cash investments of
$12,323,000 and working capital of $3,733,000. By utilizing committed loan funds, cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its liquidity and capital expenditure requirements.


                                                     PART II.  OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of the Shareholders of the Registrant was held on May 14, 1996 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,880,296 of which 1,811,903 were present either in person or by proxy. By a vote of 1,804,078 in favor, 7,825 abstaining, shareholders reelected Board Members Curtis A. Sampson and Steven H. Sjogren to three year terms expiring at the 1999 Annual Meeting of Shareholders.

Board Members continuing in office are Charles R. Dickman, Paul A. Hoff and Edward E. Strickland (whose terms expire at the 1997 Annual Meeting of Shareholders) and James O. Ericson, Paul N. Hanson, and Wayne E. Sampson (whose terms expire at the 1998 Annual Meeting of Shareholders).

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 5.  Not Applicable

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Reports on Form 8-K.
On May 2, 1996, the Company filed a Form 8-K dated April 25, 1996 reporting the acquisition of Ollig Utilities, Company under Item 5, "Other Events".

On July 9, 1996, the Company filed Amendment No. 1 to its Form 8-K dated April 25, 1996, regarding financial statements and pro forma financial information concerning the acquisition of Ollig Utilities Company.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                          By  Charles A. Braun
                                              Charles A. Braun
                                              Chief Financial Officer
Date:  August 14, 1996




                                          HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                               EXHIBIT 11
                                                   CALCULATION OF EARNINGS PER SHARE

                                                                  Three Months Ended June 30           Six Months Ended June 30
                                                               _______________________________      _______________________________
Primary:                                                              1996              1995               1996              1995

Net income (loss)                                                  $109,719           ($17,590)         $603,528           ($94,409)
                                                               _____________      _____________     _____________     _____________
                                                               _____________      _____________     _____________     _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                              1,880,294          1,877,850         1,880,294          1,877,850

  Dilutive effect of convertible preferred
  shares outstanding                                                389,487            392,287           389,487            392,287

  Dilutive effect of stock options outstanding after
  application of treasury stock method (1)                           12,775                                9,775

  Weighted average number of unallocated shares
  held by employee stock ownership plan                             (18,556)           (16,137)          (18,556)           (16,137)
                                                               _____________      _____________     _____________     _____________
                                                                  2,264,000          2,254,000         2,261,000          2,254,000
                                                               _____________      _____________     _____________     _____________
                                                               _____________      _____________     _____________     _____________

Net income (loss) per common and common equivalent share               $.05              ($.01)             $.27              ($.04)
                                                               _____________      _____________     _____________     _____________
                                                                ____________      _____________     _____________     _____________

Fully Diluted (2):

Net income (loss)                                                  $109,719           ($17,590)         $603,528           ($94,409)
Interest on convertible debentures, net of tax                                                           379,308
                                                               _____________      _____________     _____________     _____________
  Adjusted net income (loss)                                       $109,719           ($17,590)         $982,836           ($94,409)
                                                               _____________      _____________     _____________     _____________
                                                               _____________      _____________     _____________     _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                              1,880,294          1,877,850         1,880,294          1,877,850

  Assumed conversion of convertible debentures
  into common stock                                                                                    1,423,125

  Dilutive effect of convertible preferred
  shares outstanding                                                389,487            392,287           389,487            392,287

  Dilutive effect of stock options outstanding after
  application of treasury stock method (1)                           26,775                               26,650

  Weighted average number of unallocated shares
  held by employee stock ownership plan                             (18,556)           (16,137)          (18,556)           (16,137)
                                                               _____________      _____________     _____________     _____________
                                                                  2,278,000          2,254,000         3,701,000          2,254,000
                                                               _____________      _____________     _____________     _____________
                                                               _____________      _____________     _____________     _____________

Net income (loss) per common share - assuming full dilution            $.05              ($.01)             $.27              ($.04)
                                                               _____________      _____________     _____________     _____________
                                                               _____________      _____________     _____________     _____________

- ----------------------------------------------------------------------------------------------------
(1)  The effect of outstanding stock options on net income per share is anti-dilutive for the 1995 period.
(2)  The effect of the convertible debentures on net income per share is anti-dilutive for the 1996 three month period and both 1995 periods.
