Form 10-Q
period 1996-09-30
HECTOR COMMUNICATIONS CORP
filed 1996-11-13
CIK 863437

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:   0-18587

                        HECTOR COMMUNICATIONS CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                          41-1666660
 ................................................................................
(State or  other jurisdiction of                          (Federal Employer
 incorporation  or organization)                          Identification No.)

  211 South Main Street, Hector, MN                              55342
 ................................................................................
(Address of principal executive offices)                       (Zip Code)
                                 (320) 848-6611
 ................................................................................
               Registrant's telephone number, including area code

 ................................................................................
     (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES  ___    NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                                  Outstanding at October 31, 1996
-------------------------                       --------------------------------
 Common Stock, par value                                  1,883,857
     $.01 per share

                       Total Pages (13) Exhibit at Page 13
================================================================================

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



                 PART I. FINANCIAL INFORMATION

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                                             September 30         December 31
Assets:                                              1996                1995
                                             ____________        ____________
Current assets:
  Cash and cash equivalents                    $4,268,839          $9,040,138
  Temporary cash investments                    6,401,020
  Marketable securities                                             1,459,266
  Construction fund                                54,693             108,828
  Accounts receivable, net                      4,089,615             723,081
  Materials, supplies and inventories           1,027,137             120,641
  Prepaid expenses                                203,735              35,992
                                             ____________        ____________
    Total current assets                       16,045,039          11,487,946

Property, plant and equipment                  59,004,978          24,647,253
  less accumulated depreciation               (12,783,699)        (10,038,377)
                                             ____________        ____________
    Net property, plant and equipment          46,221,279          14,608,876

Other assets:
  Excess of cost over net assets acquired, net 51,926,411             906,950
  Marketable securities                         6,696,382
  Acquisition costs - Ollig Utilities Company                       2,790,236
  Cellular telephone investments                9,800,553           1,260,448
  Other investments                             4,877,579           1,038,545
  Deferred debenture issue costs, net           1,016,479           1,158,313
  Other assets                                  1,135,019             267,130
                                             ____________        ____________
    Total other assets                         75,452,423           7,421,622
                                             ____________        ____________

Total Assets                                 $137,718,741         $33,518,444
                                             ____________        ____________
                                             ____________        ____________


Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                             $7,962,167            $492,900
  Accounts payable                              2,195,886             530,248
  Accrued expenses                              1,786,506             653,681
  Income taxes payable                            448,332             132,522
                                             ____________        ____________
    Total current liabilities                  12,392,891           1,809,351

Long-term debt, less current portion           98,401,641          22,096,419

Deferred investment tax credits                   568,719             128,339

Deferred income taxes                           7,682,107           1,349,988

Deferred compensation                             999,824

Minority stockholders interest in Alliance
  Telecommunications Corp.                      8,144,424

Stockholders' Equity                            9,529,135           8,134,347
                                           ______________      ______________
Total Liabilities and Stockholders' Equity   $137,718,741         $33,518,444
                                           ______________      ______________
                                           ______________      ______________

               See notes to consolidated financial statements.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                    Three Months Ended Sept. 30    Nine Months Ended Sept. 30
                                   ____________________________    ___________________________
                                           1996            1995            1996           1995
                                   ____________    ____________    ____________  _____________
Revenues:
  Local network                      $1,234,577        $272,609      $2,518,216       $781,907
  Network access                      3,904,765         820,222       7,572,363      2,510,893
  Billing and collection                322,771          57,519         598,109        170,112
  Nonregulated activities             1,211,550          66,568       2,064,091        213,582
  Cable television revenues             544,058         220,944       1,296,138        505,289
                                   ____________    ____________    ____________  _____________
    Total revenues                    7,217,721       1,437,862      14,048,917      4,181,783

Costs and expenses:
  Plant operations                      898,753         207,747       1,809,305        631,671
  Depreciation and amortization       1,829,554         391,979       3,626,559      1,127,285
  Customer operations                   419,485          58,475         774,146        227,705
  General and administrative          1,188,885         340,009       2,395,577      1,023,803
  Other operating expenses              383,621         142,427         976,082        398,027
                                   ____________    ____________    ____________  _____________
    Total costs and expenses          4,720,298       1,140,637       9,581,669      3,408,491

Operating income                      2,497,423         297,225       4,467,248        773,292

Other income and (expenses):
  Investment income                     142,352         119,838         506,556        451,103
  Interest expense                   (1,860,785)       (442,231)     (3,742,723)    (1,143,579)
  Marketable securities
   gains (losses)                       195,057         687,947        (115,336)
  Cellular partnership income           231,740          15,000         362,432         45,000
                                   ____________    ____________    ____________  _____________
    Other income (expense), net      (1,486,693)       (112,336)     (2,185,788)      (762,812)

Income before income taxes            1,010,730         184,889       2,281,460         10,480

Income taxes (benefit)                  541,000          70,000       1,160,000        (10,000)
                                   ____________    ____________    ____________  _____________

Income before minority interest         469,730         114,889       1,121,460          20,480

Minority interest in earnings of
  Alliance Telecommunications
  Corporation                           176,222                         224,424
                                   ____________    ____________    ____________  _____________

Net income                             $293,508        $114,889        $897,036        $20,480
                                   ____________    ____________    ____________  _____________
                                   ____________    ____________    ____________  _____________

Net income per common and
  common equivalent share                 $ .13           $ .05           $ .40          $ .01
                                  _____________    ____________   _____________  _____________
                                  _____________    ____________   _____________  _____________

Net income per common share
  - assuming full dilution                $ .13           $ .05           $ .40          $ .01
                                   ____________    ____________   _____________  _____________
                                   ____________    ____________   _____________  _____________

Average common and common equivalent
  shares outstanding                  2,271,000       2,256,000       2,264,000      2,260,000
                                   ____________    ____________   _____________  _____________
                                   ____________    ____________   _____________  _____________


                 See notes to consolidated financial statements.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                                             Unrealized
                                                                          Additional               Unearned  Marketable
                                Preferred Stock         Common Stock _     Paid-in     Retained      ESOP    Securities
                              Shares      Amount       Shares     Amount    Capital    Earnings     Shares  Gains (Losses)    Total
                          ___________   ________  ___________   ________ ___________ ___________  _________ ___________  __________
BALANCE at Dec. 31, 1994      392,287   $392,287    1,877,850    $18,778    $48,001   $7,903,703  ($132,800)             $8,229,969
 Net loss                                                                                (76,539)                           (76,539)
 Issuance of common stock
  under Employee Stock
  Purchase Plan                                         3,844         39     22,833                                          22,872
 Purchase of common stock                              (4,200)       (42)      (164)     (30,066)                          (30,272)
 Issuance of common stock
  in exchange for
  preferred stock             (2,800)     (2,800)       2,800         28      2,772                                               0
 ESOP shares purchased,
  net of shares allocated                                                       773                 (12,456)               (11,683)
                          ___________   ________  ___________   ________ ___________ ___________  _________ ___________ ___________
BALANCE at Dec. 31, 1995     389,487     389,487    1,880,294     18,803     74,215    7,797,098   (145,256)               8,134,347

 Net income                                                                              897,036                             897,036
 Issuance of common stock
  under Employee Stock
  Purchase Plan                                         3,563         36     21,732                                           21,768
 Unrealized gain on
  marketable securities,
  net of deferred taxes                                                                                        $475,984      475,984
                          ___________   ________  ___________   ________ ___________ ___________  _________ ___________ ___________
BALANCE at Sept. 30, 1996    389,487    $389,487    1,883,857    $18,839    $95,947   $8,694,134  ($145,256)   $475,984   $9,529,135
                          ___________   ________  ___________   ________ ___________ ___________  _________ ___________ ___________
                          ___________   ________  ___________   ________ ___________ ___________  _________ ___________ ___________


                 See notes to consolidated financial statements.


              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                  Nine Months Ended September 30
                                                    ___________________________
                                                           1996            1995
                                                    ___________     ___________
Cash Flows from Operating Activities:
  Net income                                           $897,036         $20,480
  Adjustments to reconcile net income (loss
   to net cash provided by operating activities:
    Depreciation and amortization                     3,768,393       1,245,480
    Minority stockholders' interest in
     Alliance Telecommunications Corp.                  224,424
    Loss (gain) on marketable securities               (687,947)        115,336
    Income from cellular partnerships                  (362,432)        (45,000)
    Changes in assets and liabilities net of
      effects from the purchase of Ollig
      Utilities, Inc.:
      Sales of marketable securities                  1,499,072
      Decrease (increase) in accounts receivable       (510,229)        232,026
      Increase in prepaid income taxes                                  (75,644)
      Increase in prepaid expenses                      (49,501)         (4,009)
      Increase (decrease) in accounts payable          (312,545)        127,147
      Increase in accrued expenses                      491,101          90,435
      Decrease in income taxes payable                 (225,892)       (692,853)
      Decrease in deferred investment credits           (86,628)        (28,334)
      Increase in deferred taxes                        118,112
      Decrease in deferred compensation                 (19,799)
                                                    ___________     ___________
      Net cash provided by operating activities       4,743,165         985,064

Cash Flows from Investing Activities:
  Capital expenditures, net                          (2,918,843)     (2,758,533)
  Sales of temporary cash investments                 1,011,145
  Sales of marketable securities                        553,645
  Decrease in construction fund                         120,037          86,484
  Increase in inventories                              (440,332)       (111,162)
  Proceeds (investments in) from cellular
   telephone partnerships                               209,803        (161,637)
  Purchases of other investments                     (1,141,562)       (404,000)
  Sales of other investments                            256,772         215,533
  Increase in other assets                             (439,469)        (39,059)
  Increase in excess of cost over net assets
   acquired                                                            (139,495)
  Utilization of Ollig Utilities acquisition
   deposits                                           2,726,056
  Payment for purchase of Ollig Utilities, Inc.
   net of cash acquired                             (78,144,657)
                                                    ___________     ___________
      Net cash used in investing activities         (78,207,405)     (3,311,869)

Cash Flows from Financing Activities:
  Repayment of long-term debt                        (1,706,327)     (1,654,204)
  Proceeds from issuance of notes payable and
   long-term debt                                    62,457,500      12,923,900
  Minority interest in Alliance
   Telecommunications, Inc.                           7,920,000
  Proceeds from issuance of common stock                 21,768          22,872
  Purchase of Hector Communications Corp.
   common stock                                                         (18,375)
  Convertible debenture issue costs                                  (1,323,787)
                                                    ___________     ___________
    Net cash provided by financing activities        68,692,941       9,950,406
                                                    ___________     ___________

Net Increase (Decrease) in Cash and Cash Equivalents (4,771,299)      7,623,601

Cash and Cash Equivalents at Beginning of Period      9,040,138       3,654,748
                                                    ___________     ___________
Cash and Cash Equivalents at End of Period           $4,268,839     $11,278,349
                                                    ___________     ___________
                                                    ___________     ___________

Supplemental disclosures of cash flow information:
  Interest paid during the period                    $3,444,313        $925,583
  Income taxes paid during the period                 1,458,981         786,694

                See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1996, the statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - ACQUISITION OF OLLIG UTILITIES COMPANY

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, SD and Split Rock Telecom Cooperative, Inc. of Garretson, SD. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank. The Company's investment in Alliance is approximately $16,894,000, which includes $6,000,000 of short-term borrowing by the Company from St. Paul Bank and $2,830,000 of purchase deposits and acquisition costs paid prior to the acquisition date.

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

                              Three Months
                             Ended Sept. 30        Nine Months Ended Sept. 30
                              ____________      ______________________________
                                      1995              1996              1995
                              ____________      ____________     _____________
Revenues                        $6,517,269       $20,651,908       $18,946,186
Income (loss) before
 minority interest                 (82,028)          987,916          (765,549)
Net income (loss)                  (59,811)          754,787          (631,047)
Net income (loss) per share          ($.03)             $.33             ($.28)

Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Ollig Utilities Company owns four local exchange telephone companies which serve 25,000 access lines in 25 communities in Minnesota, South Dakota and Iowa. Ollig also owns eight cable television systems serving 1,700 customers in twelve Minnesota communities and four systems serving 1,500 customers in South Dakota.

Ollig is also an investor in cellular telephone partnerships serving five rural service areas in Minnesota and North Dakota and in the partnership providing cellular service in the Sioux Falls, SD metropolitan area. Ollig is also an investor in Minnesota Equal Access Network Services, Inc., South Dakota Network, Iowa Network Services, Inc., Fibernet Communications LLC, Independent Information Services and Val-Ed Joint Venture. These investments have been included in cellular telephone investments and other investments on the consolidated balance sheet at September 30, 1996. The Company also acquired $7,412,000 of temporary cash investments in the purchase.

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

As part of the acquisition of Ollig Utilities Company, the Company acquired marketable securities investments in U.S. West Communications, U.S. West Media, and Rural Cellular Corp. with a market value at September 30, 1996 of $4,834,000. These securities have been classified as available for sale.

NOTE 4 - INCOME TAXES AND INVESTMENT CREDITS

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes and non-deductible expenses on the Company's income tax expense.

NOTE 5 - NET INCOME PER SHARE

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for the three and nine months ended September 30, 1996 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1996. Fully diluted earnings per share and primary earnings per share were essentially the same for these periods. The effect of the convertible debentures on per share earnings in the 1995 periods was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

                Nine Months Ended September 30, 1996 Compared to
                      Nine Months Ended September 30, 1995

Consolidated revenues increased $9,867,000 or 236%. The five months of Ollig operations included in the Company's operating results contributed $9,003,000 of additional revenue. Revenues from telephone operations increased $9,076,000, or 247%. Ollig telephone revenues for the period were $8,615,000. Local network revenues increased $1,736,000, or 222% due to Ollig and a local service rate increase granted the Company's Wisconsin telephone subsidiary in December, 1995. The rate increase was required to offset the impact of regulatory changes on this subsidiary. Network access revenues increased $5,061,000 or 202% due to Ollig. Ollig received approximately 55% of its revenues from network access during the period; the Company's existing operations receive 52% of revenues from similar sources. Revenues from billing and collection services provided by the Company to interexchange carriers increased $428,000 or 252%. Revenues from nonregulated activities increased $1,851,000, or 866% due to Ollig's greater range of nonregulated business. Cable television revenues increased $791,000 or 157%. The increase was due to Ollig and the Company's August, 1995 acquisition of 22 cable television systems in south central Minnesota.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and expenses, excluding depreciation and amortization, increased $3,674,000, or 161%. Ollig's operating costs and expenses included in the period were $3,392,000, or 57% of the total. Depreciation and amortization expenses increased $2,499,000, or 222%, due to additional depreciation expense and goodwill amortization expense associated with the Ollig acquisition. Operating income increased $3,694,000, or 477%. Ollig contributed $3,347,000 of operating income in the period.

Interest expense increased $2,599,000, or 227%, due to interest expense on Ollig's debts, interest expense incurred on borrowings to finance the purchase of Ollig and interest on the Company's outstanding subordinated debentures issued in February, 1995. Investment income increased $55,000 due to investment of cash balances available prior to the acquisition. Income accrued on investments in cellular telephone partnerships increased $317,000 due to income from Ollig's substantial cellular investments. The Company recorded gains on sales of marketable securities of $688,000 in the 1996 period due to sales of investments in Rural Cellular Corporation and Telephone and Data Systems, Inc. The 1995 period included an unrealized loss on marketable securities of $115,000 due to declines in marketable securities valuations in that period.

Income before income taxes was $2,281,000 in the 1996 period compared to $10,000 in the 1995 period. The Company's effective income tax rate was 51% for the 1996 period due to nondeductibility of goodwill amortization incurred due to the acquisition. Income before minority interest was $1,121,000 in 1996. Net income was $897,000 in 1996 compared to $20,000 in 1995.

                Three Months Ended September 30, 1996 Compared to
                      Three Months Ended September 30, 1995

Consolidated revenues increased $5,880,000 or 402%. Ollig contributed $5,530,000 of revenue. Revenues from telephone operations increased $5,457,000, or 448%. Ollig telephone revenues for the period were $5,296,000. Local network revenues increased $962,000, or 353% due to Ollig and a local service rate increase granted the Company's Wisconsin telephone subsidiary in December, 1995. Network access revenues increased $3,085,000 or 376% due to Ollig. Revenues from billing and collection services provided by the Company to interexchange carriers increased $265,000 or 461%. Revenues from nonregulated activities increased $1,145,000 due to Ollig's greater range of nonregulated business. Cable television revenues increased $323,000 or 146%. The increase was due to Ollig and the Company's August, 1995 acquisition of 22 cable television systems in south central Minnesota.

Operating costs and expenses, excluding depreciation and amortization, increased $2,142,000, or 286%. Ollig's operating costs and expenses included in the period were $2,012,000, or 70% of the total. Depreciation and amortization expenses increased $1,438,000, or 367%, due to additional depreciation expense and goodwill amortization expense associated with the Ollig acquisition. Operating income increased $2,200,000, or 740%. Ollig contributed $2,154,000 of operating income in the period.

Interest expense increased $1,419,000, or 321%, due to interest expense on Ollig's debts and interest expense incurred on borrowings to finance the purchase of Ollig. Investment income increased $23,000 due to interest on Ollig cash balances available for investment. Income accrued on investments in cellular telephone partnerships increased $217,000 due to income from Ollig's substantial cellular investments. The 1995 period included an unrealized gain on marketable securities of $195,000 due to increases in marketable securities valuations.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income before income taxes was $1,011,000 in the 1996 period compared to $185,000 in the 1995 period. The Company's effective income tax rate was 54% for the 1996 period compared to 38% in the 1995 period due to nondeductibility of goodwill amortization incurred due to the acquisition. Income before minority interest was $470,000 in 1996. Net income was $294,000 in 1996 compared to $115,000 in 1995.

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

The Company's telephone subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Telephone and cable television plant additions totaled $2,919,000 in the first nine months of 1996. Telephone plant additions for the remainder of 1996 are expected to total $500,000 and will provide customers with additional advanced switching services as well as expand the Company's use of high capacity fiber optics in its telephone network.

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

In 1994, the Wisconsin public service commission ("WPSC") implemented a rule for interexchange calls to nearby communities (Extended Community Calling or "ECC") which significantly reduced the Company's intrastate access revenues in Wisconsin. To compensate for the revenue loss, the Company applied for and received a local service rate increase for its Wisconsin exchanges, which went into effect in December, 1995. The Company's local network revenues in the first nine months of 1996 were $287,000 more than in the comparable 1995 period as a result of the rate increase.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

In February, 1995, the Company completed a public offering of convertible subordinated debentures. Total value of the offering was $12,650,000. Through March 31, 1996, the Company utilized the offering proceeds to pay down debt associated with its cable television operation, finance cable television plant additions, purchase additional cable television systems and for general corporate purposes. The Company employed the remaining offering funds in the Ollig acquisition.

In August, 1995, the Company acquired 22 rural Minnesota cable systems, serving approximately 2,000 customers, from Lake Cable Partnership for $2.2 million. Cable television capital additions for the balance of 1996 are estimated at $50,000.

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

The Company produced cash from operating activities of $4,743,000 in the first nine months of 1996, including $2,112,000 of cash from operating activities produced by Ollig. At September 30, 1996, the Company had cash, cash equivalents and temporary cash investments of $10,670,000 and working capital of $3,652,000. By utilizing committed loan funds, cash flow from operations and current cash balances, the Company feels it has adequate resources to meet its liquidity and capital expenditure requirements.

                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

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

                                            Hector Communications Corporation

                                        By  Charles A. Braun
                                            Charles A. Braun
                                            Chief Financial Officer
Date:  November 13, 1996

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                    Three Months Ended Sept.30  Nine Months Ended Sept.30
                                    ___________________________ ____________ _____________
Primary:                                  1996          1995         1996          1995
_______                             _____________ _____________ ____________ _____________
Net income                               $293,108     $114,889      $896,636      $20,480
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________

Common and common equivalent shares:

  Weighted average number of common
   shares outstanding                   1,881,417    1,879,476     1,880,671    1,878,398

  Dilutive effect of convertible
   preferred shares outstanding           389,487      390,704       389,487      391,754

  Dilutive effect of stock option
   outstanding after application
   of treasury stock method                18,652        2,232        12,398        6,260

  Weighted average number of
   unallocated shares held by
   employee stock ownership plan          (18,556)     (16,412)      (18,556)     (16,412)
                                    _____________ _____________ ____________ _____________
                                        2,271,000    2,256,000     2,264,000    2,260,000
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________
Net income per common and
  common equivalent shar$                     .13         $.05          $.40         $.01
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________

Fully Diluted (1):
_____________
Net income                               $293,108     $114,889      $896,636      $20,480
Interest on convertible
  debentures, net of tax (2)              189,654                    568,962
                                    _____________ __________________________ _____________
  Adjusted net income                    $482,762     $114,889    $1,465,598      $20,480
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                    1,881,417    1,879,476     1,880,671    1,878,398

  Assumed conversion of convertible
   debentures into common stock (2)     1,423,125                  1,423,125

  Dilutive effect of convertible
   preferred shares outstanding           389,487      390,704       389,487      391,754

  Dilutive effect of stock options
   outstanding after application
   of treasury stock method                18,652        2,232        12,890        6,260

  Weighted average number of
   unallocated shares held by
   employee stock ownership plan          (18,556)     (16,412)      (18,556)     (16,412)
                                    _____________ __________________________ _____________
                                        3,694,125    2,256,000     3,687,617    2,260,000
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________
  Net income per common share
  - assuming full dilution                   $.13         $.05          $.40         $.01
                                    _____________ _____________ ____________ _____________
                                    _____________ _____________ ____________ _____________

------------------------------------------------------------------------------------------
(1) Primary  and fully  diluted  earnings  per share for the 1996  periods  are substantially the same.
(2) The  effect  of the  convertible  debentures  on net  income  per  share  is anti-dilutive for the 1995 periods.