Form 10-K
period 1996-12-31
HECTOR COMMUNICATIONS CORP
filed 1997-03-28
CIK 863437

=======================+========================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                           41-1666660
 (State or  other jurisdiction                             (Federal Employer
of incorporation  or organization)                        Identification No.)

                              211 South Main Street
                                Hector, MN 55342
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (320) 848-6611

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES  X   NO
                                      ---     ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,054,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 19, 1997.

As of March 19, 1997 there were outstanding 1,883,857 shares of the Registrant's common stock.

Documents Incorporated by Reference:  The Company's Proxy Statement for its
                                      Annual Meeting of Shareholders to be
                                      held   on   May   22,   1997   is
                                      incorporated  by  reference  into
                                      Part III of this Form 10-K.

========================================+=======================================
                                     PART I.

ITEM 1.  BUSINESS

[a]    GENERAL DEVELOPMENT OF BUSINESS

       Hector Communications Corporation ("HCC" or "Company") is a diversified telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, is principally engaged in providing local telephone service. At December 31, 1996, the Company's wholly and majority owned telephone subsidiaries (generally referred to as "local exchange carriers" or "LECs") served approximately 32,000 access lines and provided telephone service to 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. In addition, at such date, through its cable television subsidiaries and one LEC subsidiary, the Company provided cable television services to approximately 8,100 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing cellular telephone and other telecommunications related services.

       Since becoming a publicly-held company in 1990, HCC has owned and operated five wholly owned-owned local exchange company subsidiaries which served 6,331 access lines at December 31, 1995. On April 25, 1996, HCC, through its 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), acquired Ollig Utilities Company ("Ollig"), a privately owned telecommunications holding company for $80 million. At the time of the acquisition, Ollig subsidiaries served approximately 25,000 access lines and 3,400 cable television subscribers in Minnesota, Iowa, North Dakota and South Dakota. In addition to the Company's 68% ownership position, the remaining interests in Alliance are owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Further information with regard to the acquisition of Ollig through Alliance can be obtained by reference to the Company's Form 8-K report for April 25, 1996, as amended by a Form 8 amendment filed July 9, 1996.


[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The  Company  operates  in two  business  segments,  operation  of  local exchange telephone companies and cable television. Information regarding industry segments is provided in Note 10 to the financial statements found under
Item 8 of this report.


[c]    NARRATIVE DESCRIPTION OF BUSINESS

(1)    Business Strategy

       The Company's business strategy is to expand its existing operations through internal growth and acquisitions, particularly the acquisition of additional rural telephone exchanges, and to explore other communications business opportunities, including the acquisition of cable television properties.

       Future growth in existing telephone and cable operations is expected to come from providing service to new or presently unserved homes and businesses, from upgrading existing customers to higher grades of service and from providing new services made possible by improvements in technology.

       The Company continually assesses acquisition opportunities. Competition to acquire attractive telephone or cable television properties is intense. Further, acquisitions of rural telephone exchanges are subject to the approval of regulatory agencies in some states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. While management will aggressively pursue acquisitions of telephone exchanges, there can be no assurance that the Company will be able to negotiate acquisitions on acceptable terms or that regulatory approvals, where required, will be received.

(2)    Telephone Operations

       The Company provides modern, high-quality local telephone service and access to long distance telephone service through its five wholly owned and four majority owned local exchange carrier subsidiaries. Local service is directly provided by the Company's LECs and long distance or toll service is provided through connections with interexchange carriers ("IXCs"), primarily AT&T, MCI and Sprint. All subscribers have private line service. The Company's customer base is approximately 81% residential and approximately 19% commercial and industrial.

       The following chart presents the number of access lines served by the Company's wholly owned LEC subsidiaries at December 31, 1996, 1995 and 1994 and by the LEC subsidiaries of Alliance at December 31, 1996:

Telephone Company                                                               Access Lines*
                                                                                 December 31
                                                                   1996               1995                1994
                                                              -----------         -----------        ---------
Arrowhead Communications Corporation                                748                738                 716
Eagle Valley Telephone Company                                      678                659                 658
Granada Telephone Company                                           276                263                 264
Pine Island Telephone Company                                     2,775              2,663               2,590
Indianhead Telephone Company                                      2,057              2,008               2,010
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     11,852
       Sleepy Eye Telephone Company                               5,814
       Sioux Valley Telephone Company                             5,355
       Hills Telephone Company                                    2,465
                                                              ---------           ----------         ---------
                                                                 32,020              6,331               6,238
                                                              ==========          ==========         =========


* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

       It is the Company's policy, insofar as possible, to maintain local management in each of its local exchange carrier subsidiaries. The Company provides its wholly owned LEC subsidiaries with centralized purchasing, general management and other services. These services afford the subsidiaries expertise in the following areas: finance, accounting and treasury services, marketing, customer service, traffic, engineering and construction, customer billing, rate administration, credit and collection, and development of administrative and procedural practices.

Regulation

       The Company's LEC subsidiaries are subject to regulation by Minnesota, South Dakota, Iowa and Wisconsin regulatory agencies with respect to intrastate toll rates, intrastate access charges billed to intrastate IXCs, service areas, service standards, accounting and related matters. In some cases, local rates, rate of return, depreciation rates, construction plans and borrowings and certain other financial transactions may be subject to regulatory approval. Local service rates are not directly determined by regulatory authorities, but are limited by regulation of these other areas. The Company has sought and will continue to seek appropriate increases in local and other service rates and changes in rate structures to achieve reasonable rates and earnings.

       A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. Companies choosing alternative regulation agree not to increase rates for two years (other than in extraordinary circumstances) and are not subject to rate of return review by the Public Utilities Commission for the same period. All of the Company's Minnesota based LEC subsidiaries elected to be covered by alternative rate regulation election effective January 1, 1996.

       The Federal Communications Commission ("FCC") regulates interstate toll rates, interstate access charges paid by IXCs to local exchange carriers and other matters relating to interstate telephone service. The FCC also regulates the use of radio frequencies in telephone operations. The Company's telephone subsidiaries use common line and traffic sensitive tariffs set by the National Exchange Carriers Association ("NECA") and participate in the access revenue pools administered by NECA for interstate services. Where applicable, the Company's subsidiaries also participate in intrastate access tariffs approved by state regulatory authorities for intrastate intra-LATA (Local Access Transport
Area) and inter-LATA services. Such interstate and intrastate arrangements are intended to compensate LECs, such as the Company's local exchange carrier subsidiaries, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

       A number of the telephone subsidiaries recover a portion of their costs via interstate and intrastate support mechanisms. Reevaluation and probable modification of these mechanisms is expected. The interstate universal service fund, which is administered by NECA, has been capped and indexed as an interim measure pending regulatory proceedings. The Telecommunications Act of 1996 includes provisions to widen the base of providers contributing support for universal service, but also requires development of new mechanisms and eligibility criteria. There is no assurance cost recovery through direct and indirect interstate mechanisms will remain at current levels. Support and rate structures are in the process of being reduced in Minnesota and have been recently changed in Wisconsin. There is no assurance the states will continue to provide for cost recovery from current sources at current levels. The Company expects to seek higher local service rates to recover costs for which current interstate or intrastate recovery may become unavailable. The Company's Wisconsin based LEC subsidiary implemented a local service rate increase December 1, 1995 to compensate for changes in Wisconsin's support structure.

Construction and Development Program

       The Company's policy is to upgrade plant and equipment of its local exchange carrier subsidiaries to maintain modern, high quality telephone service. The Company makes plant additions to upgrade service and replace existing facilities and provides for routine service expansions. This program also allows the Company to improve service, increase revenues and reduce costs by taking advantage of technological developments in the telecommunications industry. The Company has converted 100% of its access lines to digital switching technology and is installing high-capacity fiber optic cable facilities where appropriate. The Company expects to finance its telephone construction program with internally generated cash, supplemented by long-term financing from federal financing programs.

Federal Financing Programs and Other Financing Sources

       The Company's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB). The RUS has made long-term loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Since October 1, 1991 the RUS is also authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds under loan applications approved prior to October 1, 1991 at interest rates based on the RTB's average cost-of-money For RTB loan applications approved after October 1, 1991, advances are at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans.

         Substantially all of the telephone plant of the local exchange carrier subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the Company's local exchange carrier subsidiaries is limited by certain financial covenants set forth in the mortgages.

         At December 31, 1996, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $4,616,000 to finance specific construction activities in future years. The Company's LEC subsidiaries have applied for additional loans from RUS and RTB for their respective five year capital requirements and have received preliminary approvals on some of the loans. However, there is no assurance the Company will be able to draw down funds on these loans and no guarantee the loan terms or interest rates will be acceptable to the Company. If the Company is unable to borrow funds through the RUS and RTB programs and the LEC subsidiaries were to borrow instead from conventional lenders, the cost of new loans might increase significantly.

         In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. Face amount of the loan was $55,250,000. The Company has fixed interest rates on $30,000,000 on this loan for periods ranging from five to seven years at rates of approximately 7.6%. The interest rate on the balance of the loan floats at St. Paul Bank's cost of money plus 130 basis points, and was 6.71% at December 31, 1996. The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March, 2011.

         In 1996, the Company and one of its cable television subsidiaries, North American Communications Corporation, negotiated a loan agreement with the St. Paul Bank for Cooperatives to provide additional financing for the acquisition of Ollig Utilities Company. Face amount of the loan was $6,000,000, payable March 31, 1997. Interest rate on the loan, which varies according to St. Paul Bank's cost of money, was 7.4% at December 31, 1996. The loan is secured by a pledge of the assets of North American and the stock of one of the Company's telephone subsidiaries.

         St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1996 was $1,614,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's 1996 patronage refund from St. Paul Bank was $221,000, $66,000 was received in cash and $155,000 in stock of St. Paul Bank. The patronage refund is shown in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds will be in future years.

       In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. The debentures are callable under certain circumstances and include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of senior indebtedness owed by the Company to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000. The underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are exercisable beginning February 15, 1996 and expire February 15, 2000. The offering proceeds were used to pay down debt associated with cable television acquisitions, finance cable television plant additions, purchase additional cable television systems and as a portion of HCC's equity contribution to Alliance to acquire Ollig Utilities Company.


Competition

         In February 1996, President Clinton signed into law the Telecommunications Act of 1996. The new law represents the biggest change in legislation governing local service since Congress imposed federal regulation and established the FCC in 1934. Under its provisions, the monopoly on local service enjoyed by LECs is eliminated and LECs must allow competitors access to the local network facilities. Among other provisions, the new law mandates changes in the rules governing universal service supports, permits LECs to enter the long distance business, and changes many of the provisions of the 1984 consent decree which broke apart AT&T and still restricts the activities of AT&T and the Regional Bell Operating Companies. The final results of the changes made by the new law will not be known for some time until new rule making by the FCC and state regulatory agencies is complete. The Company is monitoring developments regarding the new regulatory climate closely, and expects its operations will be materially affected by the new rules, but cannot predict what effect the new law and regulations adopted pursuant to the new law will have on its business.

         Prior to passage of the new telecommunications law, a series of FCC, court and state regulatory agency decisions had served to introduce competition into many sectors of the telephone industry, including interstate and intrastate long distance services, special access services and customer premises equipment. The Company is presently the only provider of local telephone service in the areas it serves. The Company does not know to what extent it will be subject to local competition in the markets it serves in the new regulatory environment created by the new telecommunications law. Technological developments in competing technologies such as cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may result in other forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company's telephone subsidiaries.

         Certain providers and users of long distance service may seek to bypass LEC switching services and local distribution facilities, particularly if these services are not strategically priced. There are many ways these customers may bypass the Company's switching services. Users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Certain interexchange carriers provide services which allow users to divert their traffic from the LEC's usage sensitive services to flat-rate services. Users may also choose to use cellular telephone service to bypass the LEC's switching service. The Company's telephone subsidiaries have experienced only a small loss of traffic due to bypass. The Company and the local exchange carrier industry are seeking to address bypass problems by advocating flexible pricing, including reduced pricing of access and long distance services where appropriate.

         The new telecommunications law and recent FCC rulings which are intended to promote competition in voice and video communications may provide the Company with increased business opportunities. Recent changes permit local telephone companies to offer video dial tone services, permitting greater telephone company participation in the video marketplace. The rules against cross-ownership of telephone and cable television systems have also been somewhat relaxed. The FCC has also authorized cellular telephone, personal communications services and other technologies which may compete with traditional telephone services and provide new business opportunities. The Company actively monitors legislative and regulatory changes to protect its own interests and evaluate new opportunities.

         The   Clinton   administration   has   actively   promoted  a  national
communications policy directed toward creation of a broadband, interactive national information infrastructure. The administration has advocated legislation based on five principles: encouraging private investment, providing and protecting competition, providing open access to the telecommunications network, avoiding a society of information "haves" and "have nots", and encouraging flexible and responsive government action. Given the Administration's initiatives as well as recent Congressional actions, the Company expects that eventually there may be open access to every aspect of the communications industry. However, the new telecommunications law also mandates continuing support for universal service and bans discrimination in toll rates based on geography. The Company believes high-cost support funds and similar cost-averaging methods should continue to be employed to ensure that advanced communications services reach rural areas. The Company plans to compete by providing advanced, high-quality voice, data and video services.

Cellular Telephone Services
         Cellular telephone services provide high quality, high capacity communications to and from vehicle mounted or hand held radio telephones ("cellular telephones"). Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed to allow for maximum mobility of the customer. In addition to mobility, cellular telephone systems provide access through system interconnects to local, regional, national and worldwide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call waiting, call forwarding, voice mail, facsimile and data transmission.

         The FCC has established 733 cellular service areas in the United States, consisting of 305 Metropolitan Statistical Areas ("MSAs") and 428 Rural Service Areas ("RSAs"). The FCC has granted two licenses to provide cellular service in each territory. One license was granted to a company or affiliated group of companies providing local telephone service in the area ("Wireline Carriers"). The other license was granted to a company not providing local telephone service and not affiliated with a local telephone company in the service area ("Non-Wireline Carriers"). The Company acquired its interests in cellular telephone as part of the Wireline Carrier group in the RSA markets in which it owns a telephone operating company.

         At December 31, 1996, the Company was an investor in four ventures which provide cellular telephone service in ten RSAs in Minnesota, one RSA in North Dakota and the Sioux Falls, South Dakota MSA and serve approximately 65,000 customers. The following table provides the Company's percentage of ownership in each venture and the Company's proportionate share of the population served by each venture at December 31, 1996.

                                                              Total                                   Company's
                                                           Population            Percent              Share of
Name of Venture                  Service Area            Equivalents(1)         Ownership            Total POPs

Rural Cellular Corporation       MN RSAs 1, 2, 3,             610,000              4.19%                25,559
                                 5 and 6

Midwest Wireless                 MN RSAs  7, 8, 9,            928,000              9.75%                90,480
  Communications, LLC            10 and 11

Sioux Falls Cellular, Ltd.       Sioux Falls, SD MSA          120,000             12.25%                14,700

Red River Cellular, Inc.         ND RSA 3                      92,000              1.60%                 1,472


(1)   Estimated population based on the 1990 United States Census.

         In February, 1996, Rural Cellular Corporation completed an initial offering of its common stock to the public. As part of the offering, HCC sold 61,133 shares of Rural Cellular Corporation and recorded a gain on sale of $485,000.

         In addition to competition between the two cellular licensees in each territory, competition for cellular customers includes competing communications technologies such as conventional land-line and mobile telephone, SMR systems and radio paging. In addition, emerging technologies such as enhanced specialized mobile radio ("ESMR"), mobile satellite communications systems, second generation cordless telephones ("CT-2") and personal communications services ("PCS") offer competition with cellular services.

         There are a number of recent technological developments in the cellular industry. Currently most cellular telephone systems use equipment which processes information digitally but does radio transmission on an analog basis. Digital radio technology offers advantages, including less transmission noise, greater system capacity and lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry wide process that will take a number of years.

         The cellular telephone industry is characterized by high initial fixed costs. Accordingly, when system revenues less variable operating costs exceed fixed costs, the system should generate an operating profit. Cellular profits, if any, are dependent on service prices and variable marketing costs which are affected by the amount and extent of competition. Until technological limitations on total capacity are approached, additional cellular system capacity can normally be added in increments that closely match demand and cost proportionately less than the initial fixed costs.

         The Company recorded income on its cellular partnership investments of $502,000, $126,000 and $54,000 in 1996, 1995 and 1994, respectively. In 1994, the Company recognized a gain of $2,188,000 on the sale of its investment in the cellular system serving the Rochester, MN MSA. The Company cannot predict if its cellular properties will require additional cash investments.

         The licensing (including renewal of licenses), construction, operation, sale, interconnection arrangements and acquisition of cellular systems are regulated by the FCC and various state public utility commissions. Changes in the regulation of cellular operators or their activities and of other mobile service providers (such as the recent FCC issuances of PCS licenses) could have a material adverse effect on the Company's investment in cellular operations.


Other Telecommunications Investments
         The Company also has investments in several other telecommunications related businesses, including a 12% ownership interest in Minnesota Equal Access Network Services, Inc. ("MEANS"). MEANS was formed in 1988 to bring state-of-the-art telecommunications to rural areas of Minnesota. MEANS is owned by shareholders who represent more than two-thirds of the local exchange carriers in Minnesota. MEANS operates a fiber optic communications network linking communities throughout the state, including all the major metropolitan areas. MEANS also owns a subsidiary, MEANS Telcom, which provides long-distance telecommunications services to business and residential customers in rural Minnesota. These services include (i) toll-free telephone numbers providing access from anywhere in the Unites States and Canada, (ii) cellular telephone service, (iii) prepaid calling cards and (iv) video conferencing.

         The Company is also an investor in four limited partnerships which have acquired licenses to provide personal communications services (PCS) in Minnesota and North Dakota. These PCS companies are in the process of obtaining financing and constructing PCS systems and are not yet providing service to customers.



(3)    Cable Television Operations


       The Company,  through its cable  television  and local  exchange  carrier subsidiaries, owns and operates 33 cable television systems serving approximately 8,100 subscribers in 50 communities in Minnesota, South Dakota and Wisconsin. All of its cable television systems offer one or more channels of premium programming, typically feature motion pictures which are presented without commercial interruption.

       The Company's cable television revenues are derived almost exclusively from monthly fees for basic and premium programming. The Company's fees for basic services range from $9.75 to $22.50 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services are provided to subscribers for an additional fee of $4.95 to $10.95 per month per channel. Approximately one-third of the Company's cable television customers subscribe to a premium channel. The Company obtains its premium programming from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service. Subscribers are free to discontinue the cable service at any time without penalty. The Company periodically increases its basic and premium programming subscriber fees to reflect the addition of new cable television services and increased costs due to inflation.

       The Company's cable television systems are operated under 15 year, non-exclusive franchises granted by local government authorities. These franchises contain many conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to subscribers for basic service, the number of channels offered and the types of programming. The Company does not anticipate it will experience any difficulty in obtaining renewal of its franchises at the expiration of their current terms.

       Maintaining and expanding the Company's cable television subscriber base depends on numerous factors, including the quality and quantity of signals available from "off-air" television stations, demand for satellite and premium television channels and average household income in the area. Cable television also competes, in varying degrees, with other entertainment and leisure time activities. Promotional efforts for cable television include telephone and door-to-door solicitation and local media advertising.

       All of the Company's franchises are non-exclusive and the Company competes with a municipally owned cable system in one community it serves. In addition to competition from off-air television, other technologies also supply services provided by cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). The Company believes that cable television presently offers a wider variety of programming at lower cost than any competing technology. However, the Company is unable to predict the effect current or developing sources of competition may have on its business.

       The Company's cable television systems are regulated by the FCC. FCC regulations contain many detailed provisions including: "must carry" rules regarding the broadcast television and translator signals the operator must include in its channel offerings to subscribers, exclusivity provisions (requiring the deletion of certain programming carried by out-of-area stations where it would duplicate programming carried by local stations), technical standards and performance testing requirements, and franchise fees applicable to state and local cable television franchises. To date, the Company has not experienced any difficulty in complying with the FCC rules.

       The Company's basic service rates were frozen by the FCC from 1992 until May 15, 1994 when FCC rules were issued exempting cable systems like those owned by the Company from rate regulation. Under provisions of the Cable Television Consumer Protection Act of 1992, the Company's systems could have become subject to local rate regulation if the franchising city went though a certifying process with the FCC. It is the Company's understanding that the recently passed Telecommunications Act of 1996 has substantially eliminated local rate regulation for small cable systems.

       In Minnesota, the award of cable franchises and certain aspects of cable operations are subject to rules of the Minnesota Cable Communications Board. To date, the Company has not experienced significant difficulties in complying with the requirements of Minnesota authorities.

       The regulation of cable television at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. Further material developments in these areas are to be anticipated, but their direction and impact on the Company's cable television operations cannot be predicted.

(4)    Employees

       At March 1, 1997, the Company had 130 employees, of which 113 employees work in the telephone operations, 12 work in cable television and 5 hold administrative positions. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(5)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 1997 were as follows:

 Name                           Age                 Position

 Curtis A. Sampson               63        Chairman of the Board and Chief
                                           Executive Officer

 Steven H. Sjogren               54        President and Chief Operating Officer

 Paul N. Hanson                  50        Vice President and Treasurer

 Charles A. Braun                39        Chief Financial Officer


       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

     Curtis A.  Sampson  has been  Chairman  of the  Board  and Chief  Executive
Officer of the Company since 1990. Mr. Sampson is principally employed as Chairman and Chief Executive Officer of Communications Systems, Inc. ("CSI") and serves as the Chairman of the Board of Canterbury Park Holding Corporation, a Shakopee, Minnesota based corporation which owns and operates the Canterbury Downs racetrack. Mr. Sampson is also a director of the Rural Telephone Bank, Minnesota Independent Interexchange Corp., a director and Vice President of National Rural Telecom Association and a member of the Finance and Audit and Compensation Committees of Minnesota Equal Access Network Services, Inc. ("MEANS"), of which Mr. Sampson was a director from 1989 to 1991.

       Steven H. Sjogren has been the President, Chief Operating Officer and a director of the Company since 1990. From 1979 to 1990, Mr. Sjogren was the Chief Operating Officer of CSI's telephone companies. Mr. Sjogren serves on the Industry Planning Committee of the Minnesota Telephone Association and the Network Committee of MEANS and serves the industry in other capacities.

       Paul N. Hanson has been Vice President, Treasurer and a director of the Company since 1990. Mr. Hanson is also the Chief Financial Officer, Vice President of Finance and Treasurer of CSI, in which position he has served since 1982.

       Charles A. Braun has been the Chief Financial Officer of the Company since 1990. Since 1980, Mr. Braun has also served in several capacities of CSI, of which he is currently Controller. From 1986 to 1988, Mr. Braun was treasurer of North American Communications, a cable television operating company that, prior to 1986, was a subsidiary of CSI.

     Mr. Sjogren devotes his full time to the Company's business. Messrs. Sampson, Hanson and Braun each devote approximately 40% of their working time to the Company's business with the balance devoted to CSI.

[d]    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
       EXPORT SALES

       Not Applicable.

ITEM 2.   PROPERTIES

       Telephone property consists mainly of central office switching equipment, together with the land and buildings in which such equipment is housed, and connecting lines which consist of aerial and underground cable, conduit, and poles and wires, substantially all of which are located within the Company's operating territories. Substantially all of the customer-leased telephones and related terminal equipment, including private branch exchanges and a small amount of connecting lines, are located on customers' premises. These telephones and related equipment constitute approximately 2% of the Company's telephone property. The lines, which connect customers' premises with central offices, constitute approximately 58% of telephone plant. These facilities are located under or above public rights of way or land owned, for the most part, by others pursuant to consents of various governmental bodies or to leases, permits, easements, agreements or licenses, express or implied through use without objection by the owners.

       Central office switching equipment represents approximately 32% of the Company's telephone property in service. Buildings, land and miscellaneous property constitute the remaining 8%. The Company owns substantially all the land and buildings in which its central office equipment is located. HCC's principal general offices, administrative services department and business office are located in Hector, Minnesota and leased to HCC from CSI.

       The principal physical assets of the Company's cable television system operations consist of signal reception equipment and distribution electronics and cables. The receiving equipment is comprised of a tower and antennas for reception of broadcast television signals and one or more satellite dishes for reception of satellite signals. The Company owns or leases the land on which the towers for its cable systems and the buildings containing other receiving equipment are located. Pole attachment space is leased from utilities serving the community.

       See Note 5 of "Notes to Consolidated Financial Statements for additional information regarding pledged assets.

ITEM 3.  LEGAL PROCEEDINGS

       No material litigation or other claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is currently being traded in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

       The table below presents the range of high and low trading prices for the Company's stock for each period as reported by NASDAQ.

                         ______1996______                   ______1995______
Quarter                High              Low             High               Low

First                 $8.75            $6.38            $8.75             $6.25
Second                 8.50             6.00             8.50              6.38
Third                  8.38             6.88             7.75              5.63
Fourth                 8.00             7.00             7.25              5.75

[b]    HOLDERS

         At March 1, 1997 there were approximately 530 holders of record of Hector Communications Corporation common stock.

[c]    DIVIDENDS

       HCC has not paid cash dividends on its common stock or preferred stock since it began operating as a public company in 1990, nor does HCC have any obligations to pay dividends on its preferred stock. At the present time, HCC intends to retain earnings to finance the expansion of its business, and does not anticipate any cash dividends will be paid in the foreseeable future. The financing agreements between HCC's subsidiaries and their lenders restrict their ability to pay dividends to HCC, thereby limiting HCC's ability to pay dividends to its shareholders. See Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 5 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                       Year Ended December 31
                                                                     -----------------------------------------------------------
                                                                           1996        1995        1994        1993        1992
--------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                                $20,658      $5,844      $5,740      $5,354      $4,674

Costs and Expenses                                                       14,066       4,992       4,175       4,037       3,453
--------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                          6,592         852       1,565       1,317       1,221

Other Income (Expenses), net                                             (3,518)       (980)      2,055        (394)       (340)
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                         3,074        (128)      3,620         923         881

Income Tax Expense (Benefit)                                              1,540         (51)      1,415         354         320
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest                                    1,534         (77)      2,205         569         561

Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                            325
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Cumulative Effect of
  Change in Accounting Principle                                          1,209         (77)      2,205         569         561

Cumulative Effect of Change
  in Accounting Principle                                                                                        51
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                        $1,209        ($77)     $2,205        $620        $561
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Common and Common Equivalent Share:
  Before Cumulative Effect of Change
    in Accounting Principle                                                $.53       ($.04)       $.97        $.25        $.25
  Cumulative Effect of Change in
    Accounting Principle                                                                                        .02
--------------------------------------------------------------------------------------------------------------------------------
       Net Income (Loss) Per Share                                         $.53       ($.04)       $.97        $.27        $.25
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

Average Common and Common Equivalent
  Shares Outstanding                                                      2,271       1,866       2,265       2,268       2,258
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Information

Working Capital                                                          $1,307      $9,679      $4,740      $2,202      $1,157

Property, Plant and Equipment, net                                       47,039      14,609      13,019      12,894      12,371

Excess of Cost Over Net Assets Acquired, net                             52,510         907         839         723         782

Total Assets                                                            137,348      33,518      22,749      21,173      18,158

Long-Term Debt                                                           96,127      22,096      10,528      10,797       9,957

Stockholders' Equity                                                      9,946       8,134       8,230       6,006       5,328
--------------------------------------------------------------------------------------------------------------------------------

     Operating results for 1996 include the operations of Ollig Utilities Company from the April 25, 1996 purchase date.

     All common stock equivalents and potentially dilutive securities are anti-dilutive for 1995 and are excluded from calculation of earnings per share

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. Effective April 25, 1996, a new 68% owned subsidiary of the Company, Alliance Telecommunications Corporation, acquired Ollig Utilities Company for $80,000,000. The acquisition represents a huge expansion of the Company's operations. At December 31, 1996, the Company's wholly and majority owned subsidiaries provided telephone service to 32,000 access lines in 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 8,100 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing cellular telephone and other telecommunications related services.

Results of Operations

General

       The Company's telephone revenues are principally derived from the local service and access revenues received by its local exchange carrier ("LEC") subsidiaries. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans which eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors.

       Access revenues are received by LECs for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs") which enable IXCs to provide long distance service to end users in the local exchange network. Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA") and, in the case of intrastate calls, by state regulatory agencies. A relatively small portion of the Company's access revenues are derived from subscriber line fees determined by the FCC and billed directly to end users for access to long distance carriers. The balance of the Company's interstate access revenues are received from NECA, which collects payments from IXCs and distributes settlement payments to LECs based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services. A variety of factors, including increased subscriber counts, cultural and technological changes, and rate reductions by IXCs, have resulted in a consistent pattern of increasing use of the nation's telephone network since 1984. This growth has produced higher revenues for NECA and increased settlements for its participating LECs. The Company's settlements from NECA have increased every year since the pool was established in 1984.

       The Company's LECs also sell and lease customer premise telephone equipment, provide inside wiring services and custom calling features and sell and lease other facilities for private line, teletype, data transmission and other communications services. The Company's LECs also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LECs service area.

       The Company's cable television revenues are derived almost exclusively from monthly fees for basic and premium services.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, billing and collection services, nonregulated telephone activities and cable television operations for the last three years:



                                                                Year Ended December 31
                                                   ------------------------------------------------
                                                       1996               1995                 1994
                                                   -----------        ----------          ---------
Local network                                          17.8  %            18.4%                17.0%
Network access                                         55.8               59.5                 64.1
Nonregulated telephone activities                      13.0                4.9                  5.4
Billing and collecting                                  4.3                3.9                  4.6
Cable television                                        9.1               13.3                  8.9
                                                   -----------       -----------          ---------
                                                      100.0  %           100.0%               100.0%
                                                   ===========       ==========           ==========


1996 Compared to 1995

       Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") purchased Ollig Utilities Company ("Ollig"), a privately owned telecommunications company which served approximately 25,000 telephone access lines and 3,400 cable television customers in Minnesota, Iowa, North Dakota and South Dakota for $80,000,000. Prior to the acquisition, the Company served approximately 6,300 access lines and 4,200 cable television customers. The operations of Ollig, which were substantially larger than those of the Company prior to the acquisition, had a huge impact on the Company's operating results over the last eight months of the year. The Company's consolidated revenues increased $14,813,000 in 1996. The following table shows revenues from Ollig's operations separate from those of the Company.

                                        Ollig Utilities             Hector Communications Corp.
                                        8 Months Ended            Twelve Months Ended December 31
                                       December 31,1996               1996                 1995
                                     -------------------    ------------------    ------------------
Local network                        $        2,207,217    $        1,474,912    $        1,076,801
Network access                                7,817,153             3,717,729             3,474,738
Billing and collection                          656,706               224,908               228,038
Nonregulated activities                       2,386,360               303,895               285,355
Cable television                                628,988             1,239,653               779,391
                                      ------------------    ------------------    ------------------
              Total                  $       13,696,424    $        6,961,097    $        5,844,323
                                      ==================    ==================    ==================

         Revenues from the Company's existing operations increased $1,117,000 or 19%. Local network revenues increased $398,000 or 37%. The increase was due to local service rate increases imposed in the Company's Wisconsin telephone exchanges in December, 1995 to offset revenue lost to the extended community calling (ECC) program. Network access revenues increased $243,000 or 7% due to increased interstate settlements from NECA. Cable television revenue increased $460,000 or 59%, reflecting the full year impact of the August, 1995 acquisition of cable systems from Lake Cable Partnerships.

       Operating cost and administrative expenses increased $9,074,000 or 182% over 1995. Operating costs and administrative expenses for Ollig operations and existing company operations were as follows:

                                           Ollig Utilities            Hector Communications Corp.
                                           8 Months Ended          Twelve Months Ended December 31
                                          December 31,1996               1996                 1995
                                        ------------------   -------------------   ------------------
Plant operations                       $        1,869,098    $          838,787    $          825,263
Depreciation and amortization                   3,493,668             1,934,117             1,706,495
Customer operations                               945,664               245,277               287,185
General and administrative                      1,274,010             1,489,197             1,520,370
Nonregulated and miscellaneous                  1,069,148               906,902               652,609
                                        ------------------    ------------------    ------------------
              Total                    $        8,651,588    $        5,414,280    $        4,991,922
                                        ==================    ==================    ==================


       Operating costs and expenses for existing operations increased $422,000 or 8%. Expense increases were due primarily to increased operating expenses and depreciation and amortization associated with the Lake Cable acquisition.
Consolidated operating income increased $5,739,000. Operating income from existing operations increased $694,000 or 81%.

       Consolidated interest expense, net of investment income increased $3,800,000. Net interest expense for HCC increased $775,000, reflecting interest on $6,000,000 of short-term borrowing from St. Paul Bank used in the acquisition of Ollig, the full year effect on interest expense of the convertible debentures issued in 1995, and reduced income due to decreased cash available for investment. Interest expense on Alliance consists mainly of a $55,250,000 acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. HCC's investment income benefited from gains on sales of marketable securities of $687,000 made during the first quarter of 1996. Income from investments in cellular telephone partnerships increased $377,000 or 299%, due to the Company's increased ownership percentages of these operations from the Ollig acquisition and also due to the increasing profitability of these operations.

       Consolidated income before income taxes was $3,074,000 compared to a loss of $128,000 in 1995. HCC's income before income taxes, excluding Alliance, was $885,000 in 1996. Income tax expense was $1,540,000 compared to a benefit of $51,000 in 1995. The Company's effective tax rate of 50.1% in 1996 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the acquisition of Ollig ($836,000 in 1996) are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $325,000 in 1996. Net income was $1,209,000 compared to a loss of $77,000 in 1995.

1995 Compared to 1994

       Consolidated revenues increased $105,000, or 2% over 1994. Local service revenues increased $102,000 or 10%. The number of access lines served by the Company increased 1% to 6,331. Local service increased due to local revenues generated by extended community calling ("ECC") in the Company's Wisconsin exchanges and the addition of EAS service to Duluth from the Company's Cotton, Minnesota exchange. However, these service changes reduced the number of intrastate long distance calls handled by the Company, reducing intrastate access revenues, which declined $250,000. In addition to the loss of toll calls to ECC and EAS services, the Company's intrastate access rates in Minnesota were reduced effective January 1, 1995, causing an additional revenue decline. Intrastate access rates were reduced again effective January 1, 1996. Revenues from interstate access increased $42,000 or 2% due to increased settlements from NECA. Revenues from billing and collection services provided to long distance carriers declined $35,000, or 13% due to the reduced volume of intrastate toll calls discussed above. Revenues from nonregulated telephone services declined $25,000, or 8%.

       Cable television revenues increased $270,000, or 53%. In August, 1995, the Company acquired 22 rural Minnesota cable television systems, serving approximately 2,000 subscribers, from Lake Cable Partnerships, effectively doubling the size of the Company's cable operations. The Company served approximately 4,200 cable customers at December 31, 1995.

       Operating costs and expenses increased $817,000 or 20% over 1994. Telephone operating costs and administration expenses increased $229,000, or 7%, due to increased corporate administration expenses, increased depreciation expenses and the write-off of costs associated with the Company's unsuccessful attempt to purchase additional telephone exchanges from U.S. West. Cable television operating expenses increased $487,000, or 77% due to increased operating costs and depreciation expenses associated with the acquisition of the Lake Cable systems and $171,000 in write-off expenses associated with the unsuccessful development of a proposed cable system and plant retirements in the one cable system which is being rebuilt. Operating income declined $712,000, or 46%.

       Interest expense, net of investment income, increased $492,000 due to interest and amortization expenses associated with the Company's February 1995 public offering of $12,650,000 in 8.5% convertible debentures. Income from cellular telephone partnerships increased $72,000. Unrealized losses on the Company's marketable securities portfolio were $198,000 in 1995, compared to $86,000 in 1994, due to reduced market valuation of the Company's holdings in Telephone and Data Systems ("TDS"). The Company sold its TDS stock in the first quarter of 1996. 1994 income also included a $2,188,000 pretax gain on sale of the Company's investment in a cellular telephone system and recognition of a deferred $315,000 gain on marketable securities.

       The Company recorded a loss before income taxes of $128,000 in 1995, compared to income of $3,620,000 in 1994. The Company's income tax benefit of $51,000 was due primarily to amortization of deferred investment tax credits. Net loss for 1995 was $77,000 compared to net income of $2,205,000 in 1994. In 1994, net income included $1,450,000, after income taxes, in gains on marketable securities transactions and sale of the cellular telephone interest.

Liquidity and Capital Resources

       On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on $30,000,000 of this debt for periods of 5 - 7 years at rates of 7.61% - 7.67%. Interest on the remaining $25,250,000 floats at St. Paul Bank's cost of money plus 130 basis points (6.71% at December 31, 1996).

       The Company's investment in Alliance is approximately $16,903,000, which includes $6,000,000 of short term borrowing by the Company from St. Paul Bank, purchase price deposits made by the Company in 1995, and $73,000 of acquisition costs. The Company is exploring alternatives to repay or refinance the $6,000,000 of short-term financing. These alternatives could include asset sales, new debt borrowings if feasible, or pubic equity offerings.

       St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1996 was $1,614,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's 1996 patronage refund from St. Paul Bank was $221,000, $66,000 was received in cash and $155,000 in stock of St. Paul Bank. The Company cannot predict what patronage refunds will be in future years.

       The Company's LEC subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Telephone plant additions in 1996, 1995 and 1994 were $4,669,000, $869,000 and $976,000,
respectively.   Telephone  plant  additions  for  1997  are  expected  to  total
$4,100,000 and will provide customers with additional advanced switching services as well as expand the Company's use of high capacity fiber optics in its telephone network. Investments in cellular telephone partnerships were $162,000 and $264,000 in 1995 and 1994, respectively.

       The Company has financed its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural
Telephone Bank ("RTB") loan funds. Proceeds from long-term borrowings by the telephone companies were $411,000, $414,000, and $497,000 in 1996, 1995 and
1994, respectively. The Company's average interest rate on outstanding RUS and RTB loans is 5.6%. Substantially all of the Company's telephone assets are pledged or are subject to mortgages to secure obligations of its LECs to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the Company's LEC subsidiaries is limited by covenants in the mortgages. The Company is currently applying to the RUS and RTB for new loans, some of which have received preliminary approval. At December 31, 1996, unadvanced loan commitments from the RUS and RTB totaled $4,616,000.

       In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value bond. The bonds are callable under certain circumstances and include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of the Company's short-term debt owed to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000. The underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are exercisable beginning February 15, 1996 and expire February 15, 2000. The Company utilized the bond funds to pay down debt associated with its cable television operation, finance cable television plant additions, purchase additional cable television systems and acquire Ollig Utilities Company.

       In 1994, the Wisconsin public service commission ("WPSC") implemented a rule for interexchange calls to nearby communities (Extended Community Calling or "ECC") which significantly reduced the Company's intrastate access revenues in Wisconsin. Revenues from long distance and access services in 1995 in Wisconsin declined $188,000 from 1994 levels. To compensate for the revenue loss, the Company applied for and received a local service rate increase for its Wisconsin exchanges, which went into effect in December, 1995.

       In August 1995, the Company acquired 22 rural Minnesota cable systems, serving approximately 2,000 customers, from Lake Cable Partnership for $2.2 million. In September, 1996, the Company acquired two additional cable systems serving 320 subscribers for $319,000. Other capital additions to support the Company's cable systems totaled $270,000, $263,000, and $486,000 in 1996, 1995 and 1994, respectively. Total cable television capital additions for 1997 are estimated at $175,000.

       Operating income from the Company's cable television operations neared breakeven in 1996 after being unprofitable in earlier years. The operating improvements have been due to the cable acquisitions made in 1995 and 1996, which have allowed the Company to spread its costs over a larger number of subscribers. 1995 operating results were adversely affected by write-downs on some cable plant due to the necessary replacement of obsolete cable and electronics and the write-off of development expenses associated with a plan to build a cable system in Garrison, MN. The Company's cable operations continue to suffer from a lack of scale economies in all its systems, which necessitates a higher than industry average ratio of employees to customers. Continuing improvement of cable operating results depends on increasing the Company's subscriber base, achieving lower operating expense ratios and increasing system revenues.

       The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment. In the first quarter of 1996, the Company received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. The Company also sold 61,133 shares of Rural Cellular Corporation in that company's initial public offering of its common stock in February, 1996. Proceeds to the Company after selling expenses were $554,000. At December 31, 1996, the Company's marketable securities portfolio consisted primarily of the remaining shares of Rural Cellular Corp. (Nasdaq National Market: RCCC) which the Company received in exchange for its investment in the cellular RSA partnerships in northern Minnesota and shares of Rural Cellular Corp., U.S. West Communications, Inc. and U.S. West Media, Inc. owned by Ollig Utilities Company prior to the acquisition.

       The Company produced cash from operating activities of $6,847,000, $2,103,000 and $2,151,000 in 1996, 1995, and 1994, respectively. At December 31,
1996, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $16,110,000. Working capital at December 31, 1996 was just $1,307,000 due to the Company's need to refinance its short-term debt with St. Paul Bank. By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements

Effects of Inflation

       The Company's local exchange telephone companies are subject to the jurisdiction of Minnesota, Iowa, South Dakota and Wisconsin regulatory authorities with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service, issuance of debt, depreciation rates and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases implemented prospectively.

       At December 31, 1996, approximately $25,200,000 of the Company's acquisition loan for the purchase of Ollig Utilities Company was on a floating interest rate based on St. Paul Bank's cost of money. Should inflation rates significantly exceed the Company's expectations it could increase interest rates and the Company's debt service expenses beyond acceptable limits or make St. Paul Bank unwilling to continue extending credit to the Company.

Regulation

       The Minnesota legislature passed a law in 1995 which allows telephone companies serving fewer than 50,000 access lines to elect an alternative form of regulation. A company electing alternative regulation would no longer be subject to rate of return review by state regulators, but instead would be subject to review of pricing of services. All of the Company's Minnesota subsidiaries have elected alternative regulation as of January 1, 1996. A requirement of the election was a commitment that local service rates would be frozen for two years, other than in extraordinary circumstances.

Competition

       In February 1996, President Clinton signed into law the Telecommunications Act of 1996. The new law represents the biggest change in the rules governing local service since Congress imposed federal regulation and established the FCC in 1934. Under its provisions, the monopoly on local service enjoyed by LECs is eliminated and LECs must allow competitors access to the local network facilities. The Company does not know to what extent it will be subject to local competition in the markets it serves under the new rules. The final results of the changes made by the new law will not be known for some time until new rule making by the FCC and state regulatory agencies is complete. The Company is monitoring developments regarding the new regulatory climate closely, and expects its operations will be materially affected by the new rules, but cannot predict what effect the new rules will have on its business.

       The Company is presently the only provider of local telephone service in the areas it serves. Technological developments in competing technologies such as cellular telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may result in new forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company's telephone subsidiaries.

       All of the Company's cable television franchises are non-exclusive and the Company competes with a municipally owned cable system in one community it serves. In addition to competition from off-air television, other technologies also supply services provided by cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). The Company believes that cable television presently offers a wider variety of programming at lower cost than any competing technology. However, the Company is unable to predict the effect current or developing sources of competition may have on its business.

Changes in Accounting Standards

       Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount of fair value less cost to sell. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.

       Effective January 1, 1996, the Company adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement requires the Company to disclose the fair value of stock-based compensation to employees. The Company has elected to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees.

Factors Affecting Future Performance

       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act of 1996, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward looking statements should be considered in light of such risks and uncertainties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                           INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, Hector Communications Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994.

/s/ Olsen Thielen & Co., Ltd.
Olsen Thielen & Co., Ltd.
February 20, 1997
St. Paul, Minnesota

                              REPORT OF MANAGEMENT

The management of Hector Communications Corporation and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. Management recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.


                                          /s/ Curtis A. Sampson
                                          Curtis A. Sampson
                                          President and Chief Executive Officer


                                          /s/ Charles A. Braun
                                          Charles A. Braun
March 18, 1997                            Chief Financial Officer

                                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                                                     December 31
                                                                                         __________________________________
                                                                                                   1996                1995
                                                                                         ______________      ______________
CURRENT ASSETS:
  Cash and cash equivalents                                                              $    9,571,879      $    9,040,138
  Temporary cash investments                                                                  1,079,900
  Marketable securities (Note 3)                                                                                  1,459,266
  Construction fund (Note 5)                                                                     74,337             108,828
  Accounts receivable                                                                         3,965,754             723,081
  Materials, supplies and inventories, at average cost                                          512,114             120,641
  Prepaid expenses                                                                              160,291              35,992
                                                                                         ______________      ______________
      TOTAL CURRENT ASSETS                                                                   15,364,275          11,487,946

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 4)                                           47,038,952          14,608,876

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $1,989,000 and $1,027,000 (Note 1)                                                    52,510,459             906,950
  Acquisition costs - Ollig Utilities (Note 2)                                                                    2,790,236
  Marketable securities (Note 3)                                                              5,458,400
  Cellular telephone investments (Note 1)                                                     9,777,801           1,260,448
  Other investments (Notes 1 and 5)                                                           5,693,906           1,038,545
  Deferred debenture issue costs (Note 5)                                                       969,201           1,158,313
  Other assets (Note 1)                                                                         535,019             267,130
                                                                                         ______________      ______________
      TOTAL OTHER ASSETS                                                                     74,944,786           7,421,622
                                                                                         ______________      ______________

TOTAL ASSETS                                                                             $  137,348,013     $    33,518,444
                                                                                         ______________      ______________
                                                                                         ______________      ______________

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 5)                           $   10,047,000     $       492,900
  Accounts payable (Note 9)                                                                   1,860,579             530,248
  Accrued expenses                                                                            2,090,639             653,681
  Income taxes payable                                                                           59,015             132,522
                                                                                         ______________      ______________
    TOTAL CURRENT LIABILITES                                                                 14,057,233           1,809,351

LONG-TERM DEBT, less current portion (Note 5)                                                96,127,379          22,096,419

DEFERRED INVESTMENT TAX CREDITS (Note 6)                                                        526,347             128,339

DEFERRED INCOME TAXES (Note 6)                                                                7,457,907           1,349,988

DEFERRED COMPENSATION (Note 8)                                                                  987,944

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                                       8,245,365

STOCKHOLDERS' EQUITY: (Notes 1, 5 and 7)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 389,487 shares issued and outstanding                                 389,487             389,487
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    1,883,857 and 1,880,294 shares issued and outstanding                                        18,839              18,803
  Additional paid-in capital                                                                    102,003              74,215
  Retained earnings                                                                           9,005,768           7,797,098
                                                                                         ______________      ______________
                                                                                              9,516,097           8,279,603
  Unearned employee stock ownership shares                                                     (101,312)           (145,256)
  Unrealized gains on marketable securities (Note 3)                                            531,053
                                                                                         ______________      ______________
    TOTAL STOCKHOLDERS' EQUITY                                                                9,945,838           8,134,347
                                                                                         ______________      ______________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  137,348,013      $   33,518,444
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




                                      HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended December 31
                                                              _____________________________________________________
                                                                     1996                1995               1994
                                                              _____________       _____________       _____________
REVENUES:
  Local network                                              $   3,682,129       $   1,076,801       $    974,650
  Network access                                                11,534,882           3,474,738          3,682,260
  Billing and collection                                           881,614             228,038            263,492
  Nonregulated activities                                        2,690,255             285,355            309,882
  Cable television revenues                                      1,868,641             779,391            509,244
                                                              _____________       _____________       _____________
    TOTAL REVENUES                                              20,657,521           5,844,323           5,739,528

COSTS AND EXPENSES:
  Plant operations                                               2,707,885             825,263             863,927
  Depreciation and amortization                                  5,427,785           1,706,495           1,408,145
  Customer operations                                            1,190,941             287,185             350,341
  General and administrative                                     2,763,207           1,520,370           1,069,184
  Other operating expenses                                       1,976,050             652,609             483,265
                                                              _____________       _____________       _____________
    TOTAL COSTS AND EXPENSES                                    14,065,868           4,991,922           4,174,862
                                                              _____________       _____________       _____________

OPERATING INCOME                                                 6,591,653             852,401           1,564,666

OTHER INCOME (EXPENSES):
  Interest expense                                              (5,399,617)         (1,554,042)           (586,517)
  Partnership and LLC income                                       502,837             125,924              53,771
  Investment income                                                691,215             645,781             170,530
  Gain on sale of marketable securities (Note 3)                   687,947                                 315,000
  Gain on sale of cellular partnership interest (Note 3)                                                 2,188,355
  Unrealized loss on holding marketable securities (Note 3)                           (197,603)            (86,227)
                                                              _____________       _____________       _____________
    OTHER INCOME (EXPENSES), net                                (3,517,618)           (979,940)          2,054,912
                                                              _____________       _____________       _____________
INCOME (LOSS) BEFORE INCOME TAXES                                3,074,035            (127,539)          3,619,578

INCOME TAX EXPENSE (BENEFIT) (Note 6)                            1,540,000             (51,000)          1,415,000
                                                              _____________       _____________       _____________

INCOME (LOSS) BEFORE MINORITY INTEREST                           1,534,035             (76,539)          2,204,578

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                          325,365
                                                              _____________       _____________       _____________

NET INCOME (LOSS)                                            $   1,208,670        $    (76,539)       $  2,204,578
                                                              _____________       _____________       _____________
                                                              _____________       _____________       _____________
NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):                                 $         .53        $       (.04)       $        .97
                                                              _____________       _____________       _____________
                                                              _____________       _____________       _____________

NET INCOME (LOSS) PER COMMON SHARE - ASSUMING
  FULL DILUTION (Note 1):                                    $         .53        $       (.04)       $        .97
                                                              _____________       _____________       _____________
                                                              _____________       _____________       _____________

AVERAGE SHARES OUTSTANDING (Notes 1 and 7):
  Common and Common Equivalent                                    2,271,000           1,866,000          2,265,000
  Assuming Full Dilution                                          3,694,000           1,866,000          2,265,000

                                        See notes to consolidated financial statements.



                                   HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31
                                                                           ________________________________________________
                                                                                   1996             1995             1994
                                                                           _____________    ______________    _____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                       $   1,208,670     $     (76,539)   $   2,204,578
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                           5,617,722         1,871,969        1,408,145
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                             325,365
      Gain on sale of cellular telephone investment                                                             (2,188,355)
      Gain on sales of marketable securities                                   (687,947)                          (315,000)
      Income from partnership and LLC investments                              (502,837)         (125,924)         (53,771)
      Unrealized losses on investments                                                            231,830           86,227
      Changes in assets and liabilities net of effects from
        the purchase of Ollig Utilities, Inc.:
        Decrease in marketable securities                                     1,499,072           437,521          679,627
        Decrease (increase) in accounts receivable                             (408,601)          211,145         (255,931)
        Decrease (increase) in materials, supplies and inventories               75,557           (23,854)          (2,041)
        Decrease (increase) in prepaid expenses                                  (6,057)            6,365           (6,185)
        Increase (decrease) in accounts payable                                (585,734)           55,000         (570,233)
        Increase in accrued expenses                                            708,528           358,231           15,143
        Increase (decrease) in income taxes payable                            (615,843)         (560,331)         583,451
        Decrease in deferred investment tax credits                            (129,000)          (39,000)         (40,000)
        Increase (decrease) in deferred income taxes                            380,000          (243,000)         605,000
        Decrease in deferred compensation                                       (31,679)
                                                                           _____________     _____________    _____________
          Net cash provided by operating activities                           6,847,216         2,103,413        2,150,655

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (5,168,997)       (3,123,547)      (1,118,105)
  Sales of temporary cash investments                                            94,806
  Sales of marketable securities                                                553,645
  Proceeds from (investments in) cellular telephone partnerships                437,371          (161,638)        (263,504)
  Decrease in construction fund                                                 100,393            39,336           46,878
  Purchases of other investments                                             (1,745,105)         (457,250)         (53,646)
  Proceeds from other investments                                                29,911            17,057           35,182
  Increase in excess of cost over net assets acquired                           (88,517)         (141,453)         (70,000)
  Decrease (increase) in other assets                                           107,198           (51,938)         (85,545)
  Decrease (increase) in restricted investment funds,
    net of investment fund obligations                                                                             349,220
  Payment for purchase of Ollig Utilities Company, net of cash acquired     (69,189,692)       (2,790,236)
                                                                           _____________     _____________    _____________
         Net cash used in investing activities                              (74,868,987)       (6,669,669)      (1,159,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                              (2,607,031)       (1,769,634)        (723,697)
  Proceeds from issuance of notes payable and long-term debt                 63,168,775        13,064,150          496,563
  Minority interest in Alliance Telecommunications Corporation                7,920,000
  Convertible bond issue costs                                                                 (1,323,787)
  Purchase of Hector Communications Corporation
    common stock                                                                                  (30,272)
  Issuance of common stock                                                       21,768            22,872           39,214
  ESOP shares allocated (purchased), net                                         50,000           (11,683)         (20,000)
                                                                           _____________     _____________    _____________
         Net cash provided by (used in) financing activities                 68,553,512         9,951,646         (207,920)
                                                                           _____________     _____________    _____________

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       531,741         5,385,390          783,215

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                9,040,138         3,654,748        2,871,533
                                                                           _____________     _____________    _____________

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $   9,571,879      $  9,040,138    $   3,654,748
                                                                           _____________     _____________    _____________
                                                                           _____________     _____________    _____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                           $   4,753,594      $  1,023,041    $     564,113
  Income taxes paid                                                           1,890,825           791,331          266,549

                                     See notes to consolidated financial statements.


                                                      HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                   Unearned   Unrealized
                                     Preferred Stock      Common Stock     Additional              Employee    Gains On
                                   ---------------------------------------   Paid-in   Retained  Stock Owner- Marketable
                                    Shares     Amount   Shares     Amount    Capital   Earnings  ship Shares  Securities     Total
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________
BALANCE AT DECEMBER 31, 1993       393,187  $ 393,187 1,870,498  $ 18,705  $  7,960  $ 5,699,125  $(112,800)             $6,006,177
  Net income                                                                           2,204,578                          2,204,578
  Issuance of common stock under
    Employee Stock Purchase Plan                          3,652        36    20,528                                          20,564
  Issuance of common stock under
    Employee Stock Option Plan                            2,800        28    18,622                                          18,650
  Issuance of common stock in
    exchange for preferred stock      (900)      (900)      900         9       891                                               0
  ESOP Shares Purchased,
    net of shares allocated                                                                         (20,000)                (20,000)
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________
BALANCE AT DECEMBER 31, 1994       392,287    392,287 1,877,850     18,778   48,001    7,903,703   (132,800)              8,229,969
  Net loss                                                                               (76,539)                           (76,539)
  Issuance of common stock under
    Employee Stock Purchase Plan                          3,844         39   22,833                                          22,872
  Purchase of common stock                               (4,200)       (42)    (164)     (30,066)                           (30,272)
  Issuance of common stock in
    exchange for preferred stock    (2,800)    (2,800)    2,800         28    2,772                                               0
  ESOP Shares Purchased,
    net of shares allocated                                                     773                 (12,456)                (11,683)
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________
BALANCE AT DECEMBER 31, 1995        389,487   389,487 1,880,294     18,803   74,215    7,797,098   (145,256)              8,134,347
  Net income                                                                           1,208,670                          1,208,670
  Issuance of common stock under
    Employee Stock Purchase Plan                          3,563         36   21,732                                          21,768
  ESOP Shares Allocated                                                       6,056                  43,944                  50,000
  Unrealized gains on marketable
    securities                                                                                                $ 531,053     531,053
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________
BALANCE AT DECEMBER 31, 1996        389,487 $ 389,487 1,883,857  $  18,839 $102,003  $ 9,005,768  $(101,312)  $ 531,053  $9,945,838
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________
                                  _________ _________ _________  _________ _________  __________  __________  __________ ___________


                                                        See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies, two cable companies, an engineering company, and a credit card communications company. At December 31, 1996, the Company's wholly and majority owned subsidiaries provided telephone service to 32,000 access lines in 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 8,100 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing cellular telephone and other telecommunications related services.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its wholly and majority owned subsidiaries ("HCC" or the "Company"). All material intercompany transactions and accounts have been eliminated.

Regulatory accounting: Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). As part of the rate-making process, regulators may require recording of an asset or liability that would not be recognized in an unregulated enterprise. These costs are recovered through rates authorized in the rate-making process. The Company's financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than in an unregulated enterprise.

Accounting estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $4,305,212, $1,533,240 and $1,246,695 for 1996, 1995 and 1994, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from assets and any gains or losses are included in accumulated depreciation.

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method principally over forty years. Amortization included in costs and expenses was $961,981, $73,865 and $66,088 in 1996, 1995 and 1994, respectively.

Investments in cellular telephone partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of income or losses. At December 31, 1996, the Company owned 9.75% of Midwest Wireless Communications LLC, which is made up of the former RSA partnerships which served southern Minnesota and 12.25% of Sioux Falls Cellular, Ltd., which serves the Sioux Falls, South Dakota MSA. At December 31, 1996, the Company's cumulative share of income from cellular investments was $738,000, of which $478,000 was undistributed. The excess of cost over the Company's share of equity in the cellular partnerships is being amortized on the straight line method over forty years. Amortization expense (included as an offset to partnership and LLC income) in 1996 was $117,280. The Company also owns 4.2% of Rural Cellular Corporation, (Nasdaq National Market:
RCCC) which is comprised of the former RSA partnerships which served northern Minnesota. Investments in Rural Cellular Corporation are recorded at market value in 1996 and at cost in 1995 (Note 3).

Deferred bond issue costs are the underwriting, legal and accounting fees incurred by the Company in completing its February, 1995 public offering of convertible subordinated debentures. The bond issue costs are being amortized over the seven year life of the bonds (Note 5). Amortization cost included in interest expense for 1996 and 1995 was $189,112 and $165,474, respectively. Accumulated amortization was $354,586 and $165,474 at December 31, 1996 and 1995, respectively.

Other investments consist of Rural Telephone Bank stock, Minnesota Equal Access Network Services, Inc. stock, St. Paul Bank for Cooperatives stock, and investments in stock companies and partnerships of other telecommunications service providers. Long-term investments in companies that are not intended for resale or are not readily marketable are valued at cost, which does not exceed net realizable value. Investments in joint ventures, partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

Other assets are cable television franchises owned by the Company, deferred retirements and other deferred charges. Amortization included in expenses was $161,417, $91,530 and $91,530 for 1996, 1995 and 1994, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt payable to the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt owed to RUS and RTB was $29,574,000 and $8,673,000 at December 31, 1996 and 1995, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

Revenue recognition: Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of final cost separation studies which are typically settled within two years.

Income taxes and investment tax credits: The provision for income taxes consists of an amount for taxes currently payable and a provision for tax consequences deferred to future periods. For financial statement purposes, deferred investment tax credits are being amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

Net income per share: Net income per share is computed by dividing net income by the weighted average number of common shares, dilutive common stock equivalents (convertible preferred stock, stock options and warrants) and potentially dilutive securities (convertible debentures) outstanding during the period. Earnings per share for 1995 is based on common stock outstanding as all common stock equivalents and potentially dilutive securities were anti-dilutive for that period. The income used for 1996 fully diluted earnings per share has been adjusted for interest on convertible debentures, net of related income taxes.

Statement of cash flows: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation, purchased all of the capital stock of Ollig Utilities Company. In the acquisition, the following assets were acquired and liabilities assumed:

Property, plant and equipment                                  $     31,566,292
Excess of cost over net assets acquired                              52,404,243
Cellular telephone investments                                        8,704,392
Marketable securities                                                 4,334,814
Long-term debt                                                      (23,023,316)
Deferred credits                                                     (7,028,096)
Other assets and liabilities                                         13,041,671
                                                               -----------------
  Total purchase price                                               80,000,000
Acquisition costs                                                        72,730
                                                               -----------------
Total acquisition expenditures                                       80,072,730
Less cash and cash equivalents acquired                              (8,092,802)
Less deposits and acquisition costs paid in 1995                     (2,790,236)
                                                              ------------------
Payment for purchase of Ollig Utilities
 Company, net of cash acquired                               $       69,189,692
                                                              ==================

Change of presentation: Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - ACQUISITION OF OLLIG UTILITIES COMPANY, INC.

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company's investment in Alliance is approximately $16,903,000, which includes $6,000,000 of short term borrowing by the Company from St. Paul Bank, purchase price deposits made by the Company in 1995, and $73,000 of acquisition costs.

The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $51,948,000 (including $6,272,000 allocated to cellular telephone partnerships) which is being amortized on a straight line basis over 40 years. The results of operations of Ollig have been included in the Company's financial results subsequent to April 25, 1996. Unaudited consolidated results of operations on a pro forma basis as though Ollig was acquired January 1, 1995 are as follows:

                                                    Year Ended December 31
                                            ------------------------------------
                                                     1996               1995
                                            ---------------     ----------------
Revenues                                    $   27,260,512      $    24,766,580
Income (loss) before minority interest           1,446,644             (473,419)
Net income (loss)                                1,097,805             (510,374)
Net income (loss) per share                 $          .48      $         (.27)


Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities obtained by the Company in sales of its investments in cellular telephone partnerships and equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale at December 31, 1996. The Company's marketable securities were classified as trading in 1995 and 1994. Those securities were sold in 1996. The cost and fair values of available-for-sale investment securities was as follows:

                                      Gross         Gross
                                   Unrealized    Unrealized         Fair
                         Cost         Gains         Losses         Value
                      -----------  ----------    ----------   -----------
December 31, 1996     $4,680,892   $1,390,273    $(612,765)   $ 5,458,400


Stockholders' equity at December 31, 1996 includes a change of $777,508 less deferred taxes of $246,455 for net unrealized holding gain on investments. These amounts have no cash effect and are not included in the statement of cash flows. Net income includes unrealized holding losses on trading marketable securities of $197,603 and $86,227 in 1995 and 1994, respectively.

In February, 1996, Rural Cellular Corporation ("RCC") completed an initial offering of its common stock to the public. As part of the offering, the Company sold 61,133 shares of RCC. Gross proceeds from the sale were $554,000 and gain on the sale was $485,000.

Effective January 3, 1994 the Company sold its investment in the cellular telephone system serving the Rochester, Minnesota Metropolitan Statistical Area ("MSA") to Telephone and Data Systems, Inc. ("TDS"). Book value of the investment was $220,576. HCC received 47,802 shares of TDS common stock and recorded a gain on sale of the investment of $2,188,355 ($1,313,000 net of income taxes). The Company sold a portion of the TDS shares it received in 1993 as a hedge against the value of the transaction. The balance of the TDS shares were sold in 1996. Gross proceeds from the 1996 sales were $1,499,000 and gains on the sales were $203,000.

In 1992, the Company exchanged its partnership interest in Wisconsin RSA #2 for 14,584 shares of Pacific Telecom, Inc. (PTI) common stock. The transaction was a tax free exchange and the stock acquired was restricted from sale for two years. At the time of the exchange, the $350,000 market value of the stock received was recognized as an asset and a deferred gain of $315,000 was recorded. In 1994, the restrictions on sale of the stock were removed and the deferred gain was recorded in income. The Company sold the stock in 1995.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                         December 31
                            Estimated      ------------------------------------
                           useful life             1996                 1995
                       ------------------  ----------------       -------------
Land                                        $       546,673       $     157,084
Buildings                   5-40 years            5,207,150           1,456,438
Machinery and equipment     3-15 years            1,864,666             987,206
Furniture and fixtures      5-10 years              388,466             154,662
Telephone plant             5-33 years           47,591,324          16,742,295
Cable television plant     10-15 years            5,869,575           4,621,922
Construction in progress                            232,923             527,646
                                            ---------------       -------------
                                                 61,700,777          24,647,253
 Less accumulated depreciation                   14,661,825          10,038,377
                                            ---------------       -------------
                                             $   47,038,952       $  14,608,876
                                            ===============       =============


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                            December 31
                                                              --------------------------------------
                                                                      1996                  1995
                                                              ----------------        ---------------
Notes payable to St. Paul Bank for Cooperatives,
  payable by Alliance Telecommunications Corporation
  in monthly installments, secured by stock of Alliance,
  average rate of 7.2%, due 1997 to 2011                      $   55,250,000
Note payable to St. Paul Bank for Cooperatives,
  payable by cable television subsidiary, interest rate
  of 7.4%, due 1997                                                6,000,000
Rural Utilities Service ("RUS") and Rural Telephone Bank
 ("RTB") mortgage notes, payable by telephone company
  subsidiaries in monthly and quarterly installments,
  average rate of 5.6%, due 1997 to 2026                           32,005,604         $   9,939,319
Convertible subordinated debentures, payable to
  bondholders, interest rate of 8.5%, due 2002                     12,650,000            12,650,000
Notes payable to former cable television system owners,
  payable annually by cable television subsidiary,
  interest rate of 6%, due 1997 to 1998                               268,775
                                                              ----------------        --------------
                                                                  106,174,379            22,589,319
Less current portion                                               10,047,000               492,900
                                                              ----------------        --------------
                                                              $    96,127,379         $  22,096,419
                                                              ================        ==============

In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. Face amount of the loan was $55,250,000. The Company has fixed interest rates on $30,000,000 on this loan for periods ranging from five to seven years at rates of approximately 7.6%. Interest on the balance of the loan floats at St. Paul Bank's cost of money plus 130 basis points (6.71% at December 31, 1996). The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March, 2011.

In 1996, the Company and one of its cable television subsidiaries, North American Communications Corporation, negotiated a loan agreement with the St. Paul Bank for Cooperatives to provide additional financing for the acquisition of Ollig Utilities Company. Face amount of the loan was $6,000,000, payable March 31, 1997. Interest rate on the loan, which varies according to St. Paul Bank's cost of money, was 7.4% at December 31, 1996. The loan is secured by a pledge of the assets of North American and the stock of one of the Company's telephone subsidiaries.

St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1996 was $1,614,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's 1996 patronage refund from St. Paul Bank was $221,000, $66,000 was received in cash and $155,000 in stock of St. Paul Bank. The patronage refund is shown in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds will be in future years.

Substantially all assets of the Company's telephone subsidiaries are pledged as collateral under the RUS and RTB debt agreements. The telephone company subsidiaries also have various restrictions on distributions of capital to the parent company relative to their outstanding indebtedness.

In  February  1995 the  Company  completed  a  public  offering  of  convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The bonds are callable under certain circumstances and include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of senior indebtedness owed by the Company to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                   1997                  $10,047,000
                   1998                    4,086,000
                   1999                    4,180,000
                   2000                    4,428,000
                   2001                    4,706,000

The Company is continuing its construction program to upgrade the central office equipment and outside plant of its telephone subsidiaries. Planned expenditures for telephone plant additions in 1997 are $4,100,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements. The Company has unadvanced loan funds available from RUS and RTB of $4,616,000 and is in the process of applying for new loans. Planned cable television plant additions and improvements for 1997 are $175,000.

NOTE 6 - INCOME TAXES

Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses (benefits) consist of the following:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1996                1995              1994
                                                          -----------------  ------------------  -----------------
Currently payable taxes:
     Federal                                              $         964,000  $          141,000  $         674,000
     State                                                          325,000              90,000            176,000
                                                          -----------------  ------------------  -----------------
                                                                  1,289,000             231,000            850,000

Deferred income taxes (benefit)                                     380,000            (243,000)           605,000
Deferred investment tax credits                                    (129,000)            (39,000)           (40,000)
                                                          ------------------ ------------------- ------------------
                                                          $       1,540,000  $          (51,000) $       1,415,000
                                                          =================  =================== =================

Deferred tax assets and (liabilities) as of December 31 related to the following:

                                                    1996               1995
                                          -----------------  ------------------
Accelerated depreciation                 $      (6,410,907) $       (1,693,988)
Alternative minimum tax credits                    237,000             173,000
Marketable securities                           (1,724,000)            143,000
Deferred compensation                              400,000
Other                                               40,000              28,000
                                          -----------------  ------------------
                                         $      (7,457,907) $       (1,349,988)
                                         ================== ===================

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          ------------------------------------------------------
                                                                   1996                1995              1994
                                                          -----------------  ------------------  ---------------
Tax (benefit) at U.S. statutory rate                                 35.0%              (35.0)%            35.0%
Surtax exemption                                                     (1.0)              1.0                 (1.0)
State income taxes, net of federal benefit                            7.5                11.4               5.9
Excess of cost over net assets acquired                              12.1                15.6                .5
Investment tax credits                                               (4.2)              (29.5)             (1.1)
Other                                                                  .7                (3.5)              (.2)
                                                          -----------------  ------------------  ---------------
Effective tax (benefit) rate                                         50.1%              (40.0)%            39.1%
                                                          =================  ==================  ===============



NOTE 7 - STOCKHOLDERS' EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with a stock option plan (1990 Plan) under which 250,000 shares may be issued to key employees. The plan was effective August 1, 1990 and expires July 31, 2000. The term of the stock options may not exceed ten years. The exercise price of options issued will not be less than fair market value at the time of the grant. Another provision of the 1990 plan automatically grants 500 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten year term and an exercise price not less than fair market value at date of grant.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1996 is as follows:

                                                                     Average
                                                      Number of  exercise price
                                                         shares      per share
                                               ----------------- -------------
Outstanding at December 31, 1993                        117,100  $        7.09
                  Granted                                44,600           7.67
                  Exercised                              (2,800)          6.66
                                               ----------------- -------------
Outstanding at December 31, 1994                        158,900           7.15
                  Granted                                46,150           7.02
                  Canceled                               (3,700)          7.17
                                               ----------------- -------------
Outstanding at December 31, 1995                        201,350           7.12
                  Granted                                48,825           6.67
                  Canceled                              (38,000)          6.53
                                               ----------------- -------------
Outstanding at December 31, 1996                        212,175  $        7.12
                                               ================  =============

Exercise prices of outstanding stock options range from $6.50 to $8.25 per share. The weighted average remaining life of outstanding stock options at December 31, 1996 was 2.74 years. Options exercisable at December 31, 1996 are 167,242.

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 3,563, 3,844 and 3,652 for the plan years ended August 31, 1996, 1995 and 1994, respectively. At December 31, 1996 employees had subscribed to purchase an additional 3,703 shares in the current plan cycle ending August 31, 1997.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" , but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:


                                           Year Ended December 31
                                       ----------------------------
                                             1996            1995
                                       ------------- --------------
Net Income (Loss)                      $  1,139,265  $    (115,710)
Net Income (Loss) Per Share            $        .50  $        (.06)

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995: expected volatility of 21.2%, a risk free interest rate of 6.8%, an expected holding period of four years for key employee options and seven years for director options, and no dividend yield. Pro forma stock-based compensation cost was $69,405 and $39,171 in 1996 and 1995, respectively.

In February 1995 the Company completed a public offering of $12,650,000 (par value) convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value bond. If all the outstanding bonds were converted into common stock, they would represent an additional 1,423,175 common shares. The offering's underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are exercisable beginning February 15, 1996 and expire February 15, 2000.

Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. During 1995 and 1994, the Company advanced $62,000 and $70,000, respectively, to the ESOP to purchase the Company's common stock on the open market. Advances bear interest at 85% of prime and are repaid through contributions to the plan. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $50,000 for each of the last three years. At December 31, 1996, the ESOP held 56,098 shares of the Company's common stock, of which 44,271 shares had been allocated to the accounts of participating employees. All eligible employees of the Company participate in the plan after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 1996, the cost of unallocated ESOP assets was $101,312, which approximates fair value.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 10% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 1996, 1995 and 1994 were approximately $85,700, $21,800 and $19,100, respectively.

Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 1996 were $128,900.

Ollig Utilities Company had a deferred compensation agreement with two of its former officers which the Company has assumed. Under the agreement, the salaries of these officers was continued after their retirement based on a formula stated in the agreement. The Company incurred no expense under this agreement in 1996. Payments made under the agreement in 1996 were $31,700.

NOTE 9 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $258,000, $279,000 and $267,000 in 1996, 1995 and 1994, respectively.

Since 1995, employees of Hector Communications Corporation and its wholly owned subsidiaries have participated in a joint self-funded medical insurance program with employees of CSI. Costs paid by the Company into this program were $157,000 and $140,000 in 1996 and 1995, respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $307,000 and $209,000 at December 31, 1996 and 1995, respectively.

NOTE 10 - SEGMENT INFORMATION

The Company operates in two business segments: local exchange telephone companies and cable television. Industry segment information is as follows:

                                                     Year Ended December 31
                                     --------------------------------------------------------
                                                1996                1995              1994
                                     -----------------  ------------------  -----------------
Revenues:
     Telephone                       $      18,529,701  $        5,057,777  $       5,223,104
     Cable television                        1,868,641             779,391            509,244
     Corporate                                 259,179               7,155              7,180
                                     -----------------  ------------------  -----------------
                                     $      20,657,521  $        5,844,323  $       5,739,528
                                     =================  ==================  =================
Operating income (loss):
     Telephone                       $       6,644,455  $        1,314,828  $       1,709,415
     Cable television                           (3,357)           (335,447)          (118,858)
     Corporate                                 (49,445)           (126,980)           (25,891)
                                     ------------------ ------------------- ------------------
                                     $       6,591,653  $          852,401  $       1,564,666
                                     ================== =================== ==================
Identifiable assets:
     Telephone                       $     126,596,360  $       22,298,933  $      19,974,320
     Cable television                        5,747,246           4,329,023          2,176,164
     Corporate                               5,004,407           6,890,488            598,166
                                     ------------------ -------------------  -----------------
                                     $     137,348,013  $       33,518,444  $      22,748,650
                                     ==================  ==================  =================
Depreciation and amortization:
     Telephone                       $       4,744,780  $        1,204,614  $       1,135,093
     Cable television                          679,473             455,130            222,817
     Corporate                                 193,469             212,225             50,235
                                     -----------------  -------------------  -----------------
                                     $       5,617,722  $        1,871,969  $       1,408,145
                                     =================  ===================  =================
Capital expenditures:
     Telephone                       $       4,669,171  $          869,243  $         976,212
     Cable television                          499,826           2,230,637            106,698
     Corporate                                                      23,667             35,195
                                     -----------------  ------------------   -----------------
                                     $       5,168,997  $        3,123,547  $       1,118,105
                                     =================  ===================  =================


NOTE 11 - ACQUISITION OF CABLE PROPERTIES

Effective August 15, 1995, the Company acquired 22 rural Minnesota cable systems, serving approximately 2,000 subscribers, from Lake Cable Partnership of Arlington, Virginia. The acquisition was accounted for as a purchase and the purchase price of $2,215,000 was allocated to the assets acquired. Excess of cost over net assets acquired was $141,000, which is being amortized over 15 years on a straight line basis. Results of the systems acquired were included in Company operations beginning August 15, 1995. In 1996, the Company purchased 2 small cable systems for $319,000




 (b)  SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                               Quarter Ended
                                           ----------------------------------------------------
                                             March 31      June 30      Sept 30        Dec 31
-----------------------------------------------------------------------------------------------
                           1996
Revenues                                    $   1,666    $   5,165    $   7,218       $  6,609
Operating income                                  373        1,597        2,497          2,125
Net income                                        494          110          293            312
Net income per share                        $     .21    $     .05    $     .13       $    .14


                           1995
Revenues                                    $   1,334    $   1,410    $   1,438       $  1,662
Operating income                                  270          206          297             79
Net income (loss)                                 (77)         (18)         115            (97)
Net income (loss) per share                 $    (.03)   $    (.01)   $     .05       $   (.05)


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.


                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 22, 1997 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Consolidated Financial Statements

         The   following    Consolidated    Financial   Statements   of   Hector
Communications Corporation and subsidiaries appear at pages 21 to 36 herein:

         Independent Auditors' Report for the years ended
          December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994

         Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                  Page Herein
         -----------------------------------------                  -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial
          statement schedules for the years ended
          December 31, 1996, 1995 and 1994                                41

         Schedule I - Condensed Financial Information of Registrant     42-44

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 46 of the sequential numbering system used in this report.

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1996

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 27, 1997                  /s/  Curtis A. Sampson
                                       ----------------------------------------
                                       Curtis A. Sampson, Chairman of the Board
                                       of Directors and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON and PAUL N. HANSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                       Title                          Date

/s/ Curtis A. Sampson        Chairman of the Board of Directors,  March 27, 1997
--------------------------   Chief Executive Officer and Director
Curtis A. Sampson

/s/ Steven H. Sjogren        President, Chief Operating Officer,  March 27, 1997
--------------------------   and Director
Steven H. Sjogren

/s/ Paul N. Hanson           Vice President, Treasurer and        March 27, 1997
--------------------------   Director
Paul N. Hanson

/s/ Charles A. Braun         Chief Financial Officer and          March 27, 1997
--------------------------   Principal Accounting Officer
Charles A. Braun

--------------------------   Director                             March 27, 1997
Charles R. Dickman

/s/ James O. Ericson         Director                             March 27, 1997
--------------------------
James O. Ericson

--------------------------   Director                             March 27, 1997
Paul A. Hoff

/s/ Wayne E. Sampson         Director                             March 27, 1997
--------------------------
Wayne E. Sampson

/s/ Edward E. Strickland     Director                             March 27, 1997
--------------------------
Edward E. Strickland

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1996


                  --------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE


================================================================================

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 20, 1997, included the related financial statement schedules as listed in item 14(a)2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 20, 1997


                           HECTOR COMMUNICATIONS CORPORATION
                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                       BALANCE SHEET
                                                                      December 31
                                                           ________________________________
                                                                     1996              1995
                                                            _____________     _____________
Assets:
  Cash                                                   $         57,965    $    5,017,799
  Investment in subsidiaries                                   24,533,032         8,040,292
  Other current assets                                            255,922            77,289
  Property, plant and equipment, net                              126,265           162,949
  Accounts with subsidiaries                                    2,445,201         3,932,429
  Other investments                                             1,636,049           503,583
  Deferred acquisition costs                                                      2,790,236
  Deferred bond issue costs                                       969,201         1,158,313
  Other deferred charges
                                                            _____________     _____________
Total Assets                                               $   30,023,635    $   21,682,890
                                                            _____________     _____________
                                                            _____________     _____________

Liabilities and Stockholders' Equity:
  Accounts payable                                        $       166,155   $       183,182
  Other current liabilities                                       716,238           715,361
  Notes payable                                                 6,000,000
  Long-term debt                                               12,650,000        12,650,000
  Deferred income taxes                                           545,404
  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized:
      Convertible Series A, 389,487 shares issued
        and outstanding                                           389,487           389,487
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 1,883,857 and
      1,880,294 shares issued and outstanding,
      respectively                                                 18,839            18,803
    Additional paid-in capital                                    102,003            74,215
    Retained earnings                                           9,005,768         7,797,098
    Unearned employee stock ownership shares                     (101,312)         (145,256)
    Unrealized gains on marketable securities                     531,053
                                                            _____________     _____________
Total Liabilities and Stockholders' Equity                 $   30,023,635    $   21,682,890
                                                            _____________     _____________
                                                            _____________     _____________



                                     HECTOR COMMUNICATIONS CORPORATION
                          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                             STATEMENT OF INCOME

                                                                        Year Ended December 31
                                                        ______________________________________________________
                                                                     1996              1995               1994
                                                            _____________     _____________      _____________
Revenues:
  Sales                                                   $       285,799  $         49,345   $         45,451

Expenses:
  Operating expenses                                               80,716           176,325             71,342
  Amortization of goodwill                                         51,519            50,307             50,307
  Gain on sale of marketable securities                          (484,553)
  Interest expense (income), net                                1,396,393           641,363             (9,461)
  Income tax benefit                                             (272,257)         (302,437)           (34,309)
                                                            _____________     _____________      _____________
    Total expenses                                                771,818           565,558             77,879

Loss before equity in earnings of
  subsidiaries                                                   (486,019)         (516,213)           (32,428)

Equity in earnings of subsidiaries                              1,694,689           439,674          2,237,006
                                                            _____________     _____________      _____________
Net income (loss)                                          $    1,208,670  $        (76,539)    $    2,204,578
                                                            _____________     _____________      _____________
                                                            _____________     _____________      _____________




                                   HECTOR COMMUNICATIONS CORPORATION
                          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                           STATEMENT OF CASH FLOWS

                                                                        Year Ended December 31
                                                           ____________________________________________________
                                                                     1996              1995               1994
                                                            _____________     _____________      _____________
Cash flows from operating activities:
 Net income                                                $    1,208,670  $        (76,539)    $    2,204,578
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Gain on sale of marketable securities                        (484,553)
    Equity in earnings of subsidiaries                         (1,694,689)         (439,674)        (2,237,006)
    Dividends from subsidiaries
    Depreciation and amortization                                 293,601           266,923            100,542
    Changes in assets and liabilities:
     Decrease (increase) in other current assets                 (178,633)           85,932           (101,070)
     Decrease (increase) in accounts with subsidiaries          1,487,228           436,296           (136,277)
     Decrease in notes and advances
      payable to Communications Systems, Inc.                                                         (245,499)
     Increase (decrease) in accounts payable                      (17,027)          151,486             31,696
     Increase (decrease) in other current liabilities                 877          (140,791)           590,919
                                                            _____________     _____________      _____________
 Net cash provided by operating activities                        615,474           283,633            207,883

Cash flows from investing activities:
  Purchases of property, plant and equipment                      (16,286)          (23,666)           (35,192)
  Acquisition costs of stock of affiliate                     (12,346,388)       (2,790,236)
  Advance to subsidiaries                                                        (3,500,000)
  Purchases of other investments                                                   (503,583)
  Cash proceeds from other investments                            715,598
  Decrease (increase) in other deferred charges                                      82,092            (82,092)
                                                            _____________     _____________      _____________
 Net cash used in investing activities                        (11,647,076)       (6,735,393)          (117,284)

Cash flows from financing activities:
  Issuance of notes payable                                     6,000,000
  Issuance of long-term debt                                                     12,650,000
  Deferred bond issue costs                                                      (1,323,787)
  Purchase of common stock                                                          (30,272)
  Issuance of common stock                                         21,768            22,872             39,214
  Payments from (contributions to) employee
   stock ownership plan, net                                       50,000           (11,683)           (20,000)
                                                            _____________     _____________      _____________
 Net cash provided by financing activities                      6,071,768        11,307,130             19,214
                                                            _____________     _____________      _____________

Net increase (decrease) in cash and cash equivalents           (4,959,834)        4,855,370            109,813

Beginning cash and cash equivalents                             5,017,799           162,429             52,616
                                                            _____________     _____________      _____________
Ending cash and cash equivalents                         $         57,965    $    5,017,799    $       162,429
                                                            _____________     _____________      _____________
                                                            _____________     _____________      _____________

Supplemental disclosures of cash flow information:
  Interest paid                                            $    1,248,308   $       516,906    $            -
  Income taxes paid                                               300,000           773,307            236,000


================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1996



                                    EXHIBITS


================================================================================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1996

Regulation S-K                              Location in Consecutive Numbering
Exhibit Table                               System as Filed With the
 Reference       Title of Document          Securities and Exchange Commission

    3.1     Articles of Incorporation,      Filed as Exhibit 3.1 to the Form 10
            as amended                      of the Company, File No. 0-18587
                                            (the "Form 10") and incorporated
                                             hereby by reference

    3.2     Bylaws, as amended              Filed as Exhibit 3.2 to the Form 10
                                            of the Company and incorporated
                                            hereby by reference.

    4.1     Indenture dated                 Filed as Exhibit 4.1 to the
            February 24, 1995 between       Company's Registration Statement on
            Hector Communications Corp.     Form S-2 File No. 33-87888 and
            and National City Bank of       incorporated herein by reference
            Minneapolis, trustee

   10.1     1990 Stock Plan                 Filed as Exhibit 10.1 to the Form 10
                                            of the Company and incorporated
                                            herein by reference.

   10.2     Employee Stock Purchase Plan    Filed as Exhibit 10.2 to the Form 10
                                            of the Company and incorporated
                                            herein by reference.

   10.3     Employee Stock Ownership Plan   Filed as Exhibit 10.3 to the Form 10
                                            of the Company and incorporated
                                            herein by reference.

   10.4    Employee Savings Plan and Trust  Filed as Exhibit 10.4 to the Form 10
                                            of the Company and incorporated
                                            herein by reference.

   10.5    Distribution Agreement           Filed as Exhibit 10.5 to the Form 10
                                            of the Company and incorporated
                                            herein by reference.

   10.7    Flexible Benefit Plan            Filed as Exhibit 10.7 to the 1993
                                            Form 10-K and incorporated herein
                                            by reference.

   11      Calculation of Earnings          Filed herewith at page 46.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 47.

   23      Independent Auditors' Consent    Filed herewith at page 48.

   24      Power of Attorney                Included in signatures at page 38.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.


                                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CALCULATION OF EARNINGS PER SHARE
                                                   EXHIBIT 11

                                                                         Year Ended December 31
                                                         --------------------------------------------------------
Primary:                                                               1996              1995               1994
_______                                                       _____________     _____________      _____________

Net income (loss)                                             $   1,208,670    $      (76,539)     $   2,204,578
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                              1,881,472         1,879,083          1,874,094

  Dilutive effect of convertible preferred
  shares outstanding                                                389,487                              392,963

  Dilutive effect of stock options outstanding after
  application of treasury stock method                               11,858                                8,943

  Weighted average number of unallocated shares
  held by the employee stock ownership plan                         (11,817)          (13,083)           (11,000)
                                                              _____________     _____________      _____________
                                                                  2,271,000         1,866,000          2,265,000
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

Primary net income per common
and common equivalent share:                                  $         .53     $        (.04)     $         .97
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

Fully Diluted:
_____________

Net income                                                    $   1,208,670     $     (76,539)     $   2,204,578
Interest on convertible debentures, net of tax                      758,617
                                                              _____________     _____________      _____________
Fully diluted income                                          $   1,967,287     $     (76,539)     $   2,204,578
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

Common and common equivalent shares:

  Weighted average number of common
  shares outstanding                                              1,881,472         1,879,083          1,874,094

  Dilutive effect of convertible preferred
  shares outstanding                                                389,487                              392,963

  Dilutive effect of stock options outstanding after
  application of treasury stock method                               11,858                                8,943

  Dilutive effect of outstanding convertible
  debentures                                                      1,423,125

  Weighted average number of unallocated shares
  held by the employee stock ownership plan                         (11,817)          (13,083)           (11,000)
                                                              _____________     _____________      _____________
                                                                  3,694,125         1,866,000          2,265,000
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

Fully diluted net income per common
and common equivalent share:                                  $         .53     $        (.04)     $         .97
                                                              _____________     _____________      _____________
                                                              _____________     _____________      _____________

All common stock equivalents and potentially dilutive securities are anti-dilutive for 1995 and are excluded from the calculation of earnings per share.  Primary and fully diluted earnings per share are substantially the same.


                SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Arrowhead Communications Corporation                       Minnesota
Eagle Valley Telephone Company                             Minnesota
Granada Telephone Company                                  Minnesota
Indianhead Telephone Company                               Wisconsin
North American Communications Corporation                  Minnesota
Pine Island Telephone Company                              Minnesota
Alliance Telecommunications Corporation                    Minnesota
    Ollig Utilities Company                                Minnesota
    Loretel Systems, Inc.                                  Minnesota
    Sleepy Eye Telephone Company                           Minnesota
    Sioux Valley Telephone Company                        South Dakota
    Hills Telephone Company                                Minnesota
    OU Connection, Inc.                                    Minnesota
    Aurora Cable T.V., Inc.                               South Dakota
    Loretel Financial Systems, Inc.                        Minnesota
    Hastad Engineering Co.                                 Minnesota
    Valley Cablevision of SD, Inc.                        South Dakota

Arrowhead Communications Corporation, Eagle Valley Telephone Company, Granada Telephone Company, Indianhead Telephone Company and North American Communications Corporation are 100% owned by Hector Communications Corporation. Pine Island Telephone Company is 69% owned by Hector Communications Corporation and 31% owned by Indianhead Telephone Company.

Alliance Telecommunications Corporation ("ATC") is 68% owned by Hector Communications Corporation, 20% owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and 12% owned by Split Rock Telecom Cooperative of Garretson, South Dakota.

Loretel Systems, Inc., Sleepy Eye Telephone Company, Sioux Valley Telephone Company, Sioux Valley Telephone Company, Hills Telephone Company, OU Connection, Inc., Aurora Cable T.V., Inc., Loretel Financial Systems, Inc., Hastad Engineering Co. and Valley Cablevision of SD, Inc. are 100% owned by Alliance Telecommunications Corporation (which is 68% owned by Hector Communications Corporation).

The financial statements of these subsidiaries are included in the Consolidated Financial Statements of Hector Communications Corporation.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866 and 33-65176 of Hector Communications Corporation of our report dated February 20, 1997, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 1996.


/s/ Olsen Thielen and Co., Ltd.
Olsen Thielen and Co., Ltd.
March 27, 1997
St. Paul, Minnesota