Form 10-Q
period 1997-03-31
HECTOR COMMUNICATIONS CORP
filed 1997-05-14
CIK 863437

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1997
                               -------------------

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

       CLASS                                      Outstanding at April 30, 1997
Common Stock, par value                                     1,883,857
  $.01 per share
                       Total Pages (13) Exhibit at Page 13
================================================================================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10

Part II.  Other Information                                      12

                        PART I. FINANCIAL INFORMATION

                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                                          March 31         December 31
Assets:                                                       1997                1996
                                                      ------------        ------------
Current assets:
  Cash and cash equivalents                         $   11,330,385     $     9,571,879
  Temporary cash investments                             1,579,800           1,079,900
  Construction fund                                         74,447              74,337
  Accounts receivable, net                               3,641,093           3,965,754
  Materials, supplies and inventories                      500,096             512,114
  Prepaid expenses                                         131,916             160,291
                                                      ------------        ------------
    Total current assets                                17,257,737          15,364,275

Property, plant and equipment                           60,653,663          61,700,777
  less accumulated depreciation                        (15,033,255)        (14,661,825)
                                                      ------------        ------------
    Net property, plant and equipment                   45,620,408          47,038,952

Other assets:
  Excess of cost over net assets acquired, net          52,283,255          52,510,459
  Marketable securities                                  5,851,892           5,458,400
  Cellular telephone investments                         9,907,371           9,777,801
  Other investments                                      6,050,593           5,693,906
  Deferred debenture issue costs, net                      921,923             969,201
  Other assets                                             579,027             535,019
                                                      ------------        ------------
    Total other assets                                  75,594,061          74,944,786
                                                      ------------        ------------

Total Assets                                         $ 138,472,206       $ 137,348,013
                                                      ============        ============


Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                                  $   10,026,300      $   10,047,000
  Accounts payable                                       2,616,841           1,860,579
  Accrued expenses                                       1,608,823           2,090,639
  Income taxes payable                                      96,982              59,015
                                                      ------------        ------------
    Total current liabilities                           14,348,946          14,057,233

Long-term debt, less current portion                    96,411,511          96,127,379

Deferred investment tax credits                            482,034             526,347

Deferred income taxes                                    7,600,905           7,457,907

Deferred compensation                                      976,064             987,944

Minority stockholders interest in Alliance
  Telecommunications Corporation                         8,339,739           8,245,365

Stockholders' Equity                                    10,313,007           9,945,838
                                                    --------------      --------------
Total Liabilities and Stockholders' Equity           $ 138,472,206       $ 137,348,013
                                                    ==============      ==============

                   See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                           Three Months Ended March 31
                                           ---------------------------
                                                    1997          1996
                                           -------------  ------------
Revenues:
  Local network                              $ 1,143,312   $   355,676
  Network access                               3,985,573       885,614
  Billing and collection                         264,989        51,745
  Nonregulated activities                        925,046        78,644
  Cable television revenues                      563,171       294,239
                                           -------------  ------------
    Total revenues                             6,882,091     1,665,918

Costs and expenses:
  Plant operations                               992,570       206,658
  Depreciation and amortization                1,822,617       447,931
  Customer operations                            493,793        69,664
  General and administrative                   1,180,404       363,672
  Other operating expenses                       413,300       205,549
                                           -------------  ------------
    Total costs and expenses                   4,902,684     1,293,474

Operating income                               1,979,407       372,444

Other income and (expenses):
  Investment income                              168,837       163,700
  Interest expense                            (1,746,943)     (434,782)
  Gain on sales of marketable securities                       687,947
  Partnership and LLC income                     115,146        31,500
                                           -------------  ------------
    Other income (expense), net               (1,462,960)      448,365

Income before income taxes                       516,447       820,809

Income taxes                                     291,000       327,000
                                           -------------  ------------

Income before minority interest                  225,447       493,809

Minority interest in earnings of
  Alliance Telecommunications Corporation         94,374
                                           -------------  ------------

Net income                                  $    131,073   $   493,809
                                           =============  ============

Net income per common and
  common equivalent share                   $        .06   $       .22
                                           =============  ============

Net income per common share
  - assuming full dilution                  $        .06   $       .19
                                           =============  ============

Average common and common equivalent
  shares outstanding                           2,278,000     2,256,000
                                            ============  ============

           See notes to consolidated financial statements.

                                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                        (unaudited)
                                                                                                               Unrealized
                                                                             Additional              Unearned  Marketable
                                    Preferred Stock         Common Stock       Paid-in    Retained     ESOP    Securities
                                   Shares     Amount      Shares     Amount    Capital    Earnings    Shares      Gains       Total
                                 --------  ---------  ----------   --------  ---------  ----------  ---------- --------- -----------
BALANCE at December 31, 1995      389,487  $ 389,487   1,880,294   $ 18,803  $  74,215 $ 7,797,098  $(145,256)           $ 8,134,347
 Net income                                                                              1,208,670                         1,208,670
 Issuance of common stock under
   Employee Stock Purchase Plan                             3,563         36     21,732                                       21,768
 ESOP shares allocated                                                           6,056                 43,944                 50,000
 Unrealized gain on marketable
   securities, net of deferred
   taxes                                                                                                       $ 531,053     531,053
                                 --------  ---------  ----------   --------  ---------  ----------  ---------- --------- -----------
BALANCE at December 31, 1996      389,487    389,487   1,883,857     18,839    102,003   9,005,768   (101,312)   531,053   9,945,838
 Net income                                                                                131,073                           131,073
 Unrealized gain on marketable
   securities, net of deferred
   taxes                                                                                                         236,096     236,096
                                 --------  ---------  ----------   --------  ---------  ----------  ---------- --------- -----------
BALANCE at March 31, 1997         389,487  $ 389,487   1,883,857   $ 18,839   $102,003 $ 9,136,841  $(101,312) $ 767,149 $10,313,007
                                 ========  =========  ==========   ========  =========  ==========  ========== ========= ===========

                            See notes to consolidated
financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                           Three Months Ended March 31
                                                       -------------------------
                                                              1997        1996
                                                        ----------- -----------
Cash Flows from Operating Activities:
  Net income                                           $   131,073  $  493,809
  Adjustments to reconcile  net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                        1,869,895     495,209
    Minority stockholders' interest in Alliance
      Telecommunications Corporation                        94,374
    Gain on sales of marketable securities                            (687,947)
    Income from partnership and LLC investments           (115,146)    (31,500)
    Changes in assets and liabilities:
      Sales of marketable securities                                 1,499,073
      Decrease in accounts receivable                      324,661      44,901
      Decrease (increase) in materials, supplies
       and inventories                                      12,018      (9,009)
      Decrease in prepaid expenses                          28,375       2,703
      Increase (decrease) in accounts payable              756,262     (50,298)
      Decrease in accrued expenses                        (481,816)   (269,328)
      Increase in income taxes payable                      37,967      36,853
      Decrease in deferred investment credits              (44,313)     (7,853)
      Increase (decrease) in deferred taxes                (14,399)    143,000
      Decrease in deferred compensation                    (11,880)
                                                        ----------- -----------
      Net cash provided by operating activities          2,587,071   1,659,613

Cash Flows from Investing Activities:
  Capital expenditures, net                                (30,595)   (213,763)
  Purchases of temporary cash investments                 (499,900)
  Sales of marketable securities                                       553,645
  Decrease (increase) in construction fund                    (110)     89,630
  Investments in partnerships and LLCs                     (14,424)
  Purchases of other investments                          (356,687)     (3,415)
  Sales of other investments                                           256,772
  Increase in other assets                                 (68,031)   (399,962)
  Increase on Ollig Utilities Company acquisition costs                (39,388)
  Increase in excess of cost over net assets acquired     (122,250)
                                                        ----------- -----------
      Net cash provided by (used in)
       investing activities                             (1,091,997)    243,519

Cash Flows from Financing Activities:
  Repayment of long-term debt                             (722,568)   (108,318)
  Proceeds from issuance of notes payable
   and long-term debt                                      986,000     400,000
                                                        ----------- -----------
    Net cash provided by financing activities              263,432     291,682
                                                        ----------- -----------

Net Increase in Cash and Cash Equivalents                1,758,506   2,194,814

Cash and Cash Equivalents at Beginning of Period         9,571,879   9,040,138
                                                       ----------- -----------
Cash and Cash Equivalents at End of Period             $11,330,385 $11,234,952
                                                       =========== ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                      $ 1,721,082 $   656,686
  Income taxes paid during the period                      314,350     155,106

               See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1997 and the statements of income and statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $51,948,000 (including $6,272,000 allocated to cellular telephone partnerships) which is being amortized on a straight line basis over 40 years. The results of operations of Ollig have been included in the Company's financial results subsequent to April 25, 1996. Unaudited consolidated results of operations on a pro forma basis as though Ollig was acquired January 1, 1996 are as follows:

                           Three Months Ended March 31
                                      1996
Revenues                                                   $  6,586,492
Income before minority interest                                 431,469
Net income                                                      410,429
Net income per share                                       $        .18
Net income per share - assuming full dilution              $        .16

Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities obtained by the Company in sales of its investments in cellular telephone partnerships and equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair values of available-for-sale investment securities was as follows:
                                   Gross         Gross
                                Unrealized    Unrealized      Fair
                       Cost        Gains       Losses         Value
March 31, 1997     $4,680,892   $1,578,646    $(407,646)   $5,851,892
December 31, 1996  $4,680,892   $1,390,273    $(612,765)   $5,458,400

Stockholders' equity at March 31, 1997 includes a change of $393,492 less deferred taxes of $157,396 for net unrealized holding gain on investments. These amounts have no cash effect and are not included in the statement of cash flows

In February, 1996, Rural Cellular Corporation ("RCC") completed an initial offering of its common stock to the public. As part of the offering, the Company sold 61,133 shares of RCC. Gross proceeds from the sale were $554,000 and gain on the sale was $485,000.

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

NOTE 5 - NET INCOME PER SHARE

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for the three months ended March 31, 1996 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1996. The effect of the convertible debentures on per share earnings in the 1997 period was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company will restate its earnings per share numbers from prior periods to conform to the new standard when it goes into effect. Had the new standard been in effect the Company's net income per share for the periods ended March 31, 1997 and 1996 would have been as follows:

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                           Three Months Ended March 31
                                                                        -------------------------------
Basic:                                                                         1997              1996
-------                                                                 -------------     -------------

Net income                                                              $     131,073     $     493,809
                                                                        =============     =============

Common shares:

  Weighted average number of common shares outstanding                      1,883,857         1,880,294
  Weighted average number of unallocated shares held by ESOP                  (11,817)          (18,556)
                                                                        -------------     -------------
                                                                            1,872,040         1,861,738
                                                                        =============     =============

Net income per common and common equivalent share                      $          .07     $         .27
                                                                        =============     =============

Diluted:
-------------

Net income                                                              $     131,073     $     493,809
Interest on convertible debentures, net of tax (1)                                              189,654
                                                                        -------------     -------------
  Adjusted net income                                                        $131,073          $683,463
                                                                        =============     =============

Common and common equivalent shares:

  Weighted average number of common shares outstanding                      1,883,857         1,880,294
  Assumed conversion of convertible debentures into common stock (1)                          1,423,125
  Dilutive effect of convertible preferred shares outstanding                 389,487           389,487
  Dilutive effect of stock options outstanding after application of
     treasury stock method                                                     16,473             4,775
  Weighted average number of unallocated shares held by ESOP                  (11,817)          (18,556)
                                                                        -------------     -------------
                                                                            2,278,000         3,679,125
                                                                        =============     =============

Diluted net income per share                                           $          .06     $         .19
                                                                        =============     =============

(1) The effect of the convertible debentures on net income per share is anti-dilutive for the 1997 period.

NOTE 6 - SUBSEQUENT EVENT

In April, 1997, a large area of northwestern Minnesota and eastern North Dakota, including areas served by the Company's telephone and cable television subsidiaries, were struck by floods of historic proportions. The Company estimates its uninsured losses to buildings, electronic equipment and work equipment are between $50,000 and $75,000. Additionally, the Company believes some of its underground telephone and cable television cables serving the area may be damaged due to water leakage. However, to date the Company has been unable to ascertain the extent of any such damage. The Company does not know how much its future revenues may be affected due to displacement and disruption of its customers due to the flood.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996

Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") purchased Ollig Utilities Company ("Ollig"), a privately owned telecommunications company which served approximately 25,000 telephone access lines and 3,400 cable television customers in Minnesota, Iowa, North Dakota and South Dakota for $80,000,000. Prior to the acquisition, the Company served approximately 6,300 access lines and 4,200 cable television customers. The operations of Ollig, which were substantially larger than those of the Company prior to the acquisition, had a huge impact on the Company's operating results over the last eight months of 1996 and the first three months of 1997. The Company's 1997 consolidated revenues increased $5,216,000 from the 1996 period. The following table shows revenues from Ollig's operations separate from those of the Company for the respective three month periods ended March 31:

                             Ollig Utilities        Hector Communications Corp.
                                     1997                1997            1996
                              ------------         ------------   ------------
Revenues:
  Local network               $    778,337         $   364,975    $    355,676
  Network access                 3,078,275             907,298         885,614
  Billing and collection           214,100              50,889          51,745
  Nonregulated activities          854,249              70,797          78,644
  Cable television revenues        228,043             335,128         294,239
                              ------------         ------------   ------------
    Total revenues            $  5,153,004         $ 1,729,087    $  1,665,918
                              ============         ============   ============

Revenues from the Company's existing operations increased $63,000 or 4%. Local network revenues increased $9,000 or 3% due to increases in the number of access lines served by the Company. Network access revenues increased $22,000 or 2%. The increase was due to increased use of the telephone network by customers, which offset decreases in the rates charged by the Company to long distance service providers. Cable television revenues increased $41,000 or 14% due to the acquisition of two cable systems in the fourth quarter of 1996. Billing and collection revenues declined $1,000 or 2%.

Operating costs and administrative expenses for 1997 increased $3,609,000 from the 1996 period. Operating costs and administrative expenses for Ollig operations and existing Company operations for the respective periods ended March 31 were as follows:

                               Ollig Utilities      Hector Communications Corp.
                                      1997              1997             1996
                                 ------------     ------------    ------------
Costs and expenses:
  Plant operations               $   749,440      $   243,130     $    206,658
  Depreciation and amortization    1,332,256          490,361          447,931
  Customer operations                434,112           59,681           69,664
  General and administrative         808,665          371,739          363,672
  Nonregulated and miscellaneous     170,654          242,646          205,549
                                 ------------     ------------    ------------
    Total costs and expenses:    $ 3,495,127      $ 1,407,557      $ 1,293,474
                                 ============     ============    ============

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and expenses for existing operations increased $114,000 or 9%. Plant operations expenses increased $36,000 or 18% due to increased buried cable maintenance expenses. Depreciation and amortization expenses increased $42,000 or 9% due to depreciation rate changes mandated by regulatory authorities. Nonregulated expenses increased $37,000 or 18% due to increased cable television expenses caused by the acquisition of additional systems. Operating income from existing operations decreased $51,000 or 14%. Consolidated operating income increased $1,607,000.

Consolidated interest expense, net of investment income increased $1,307,000. Net interest expense for HCC increased $233,000, reflecting interest on $6,000,000 of short-term borrowing from St. Paul Bank used in the acquisition of Ollig and reduced investment income due to decreased cash available for investment. Interest expense on Alliance is mainly on a $55,250,000 acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. HCC's investment income benefited from gains on sales of marketable securities of $687,000 made during the first quarter of 1996. Income from investments in partnerships and LLCs increased $84,000 due to the Company's increased ownership percentages of these operations from the Ollig acquisition and also due to the increasing profitability of these operations.

Consolidated income before income taxes was $516,000 compared to $821,000 in 1996. HCC's existing operations had a loss before income taxes of $105,000 in the 1997 period. Income tax expense was $291,000 in the 1997 period compared to $327,000 in 1996. The Company's effective tax rate of 56% in 1997 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the acquisition of Ollig are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $94,000 in the 1997 period. Net income was $131,000 compared to 494,000 in 1996.

                         Liquidity and Capital Resources

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on $30,000,000 of this debt for periods of 5 - 7 years at rates of 7.61% - 7.67%. Interest on the remaining $25,250,000 floats at St. Paul Bank's cost of money plus 130 basis points (6.72% at March 31, 1997).

The Company's investment in Alliance is approximately $16,903,000, which includes $6,000,000 of short term borrowing by the Company from St. Paul Bank, purchase price deposits made by the Company in 1995, and $73,000 of acquisition costs. The Company is exploring alternatives to repay or refinance the $6,000,000 of short-term financing. These alternatives could include asset sales, new debt borrowings if feasible, or public equity offerings.

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. Proceeds from long-term borrowings by the telephone companies from these sources were $986,000 in the 1997 period. Expected telephone and cable television plant additions for 1997 are $4,000,000.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment. In the first quarter of 1996, the Company received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. The Company also sold 61,133 shares of Rural Cellular Corporation in that company's initial public offering of its common stock in February, 1996. Proceeds to the Company after selling expenses were $554,000. At March 31, 1997, the Company's marketable securities portfolio consisted primarily of the remaining shares of Rural Cellular Corp. (Nasdaq National Market: RCCC) which the Company received in exchange for its investment in the cellular RSA partnerships in northern Minnesota and shares of Rural Cellular Corp., U.S. West Communications, Inc. and U.S. West Media, Inc. owned by Ollig Utilities Company prior to the acquisition.

       The Company produced cash from operating activities of $2,587,000 in the first three months of 1997 compared to $1,660,000 in the 1996 period. At March 31, 1997, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $18,762,000 compared to $16,110,000 at December 31, 1996. Working capital at March 31, 1997 improved to $2,909,000 compared to $1,307,000 at December 31, 1996. Working capital is low due to the Company's need to refinance its short-term debt with St. Paul Bank. By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

                           PART II. OTHER INFORMATION
Items 1 - 5.  Not Applicable

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Not Applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Hector Communications Corporation

                                             By  /s/ Charles A. Braun
                                                 Charles A. Braun
                                                 Chief Financial Officer
Date:  May 14, 1997

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                       Three Months Ended March 31
                                                                     --------------------------------
Primary:                                                                  1997               1996
-------                                                              -------------      -------------

Net income                                                          $      131,073    $       493,809
                                                                     =============      =============

Common and common equivalent shares:

  Weighted average number of common shares outstanding                   1,883,857          1,880,294
  Dilutive effect of convertible preferred shares outstanding              389,487            389,487
  Dilutive effect of stock options outstanding after
    application of treasury stock method                                    16,473              4,775
  Weighted average number of unallocated shares
    held by employee stock ownership plan                                  (11,817)           (18,556)
                                                                     -------------      -------------
                                                                         2,278,000          2,256,000
                                                                     =============      =============

Net income per common and common equivalent share                   $          .06     $          .22
                                                                     =============      =============

Fully Diluted (1):
-------------

Net income                                                          $      131,073     $      493,809
Interest on convertible debentures, net of tax (2)                                            189,654
                                                                     -------------      -------------
  Adjusted net income                                               $      131,073     $      683,463
                                                                     =============      =============

Common and common equivalent shares:

  Weighted average number of common shares outstanding                   1,883,857          1,880,294
  Assumed conversion of convertible debentures
    into common stock (2)                                                                   1,423,125
  Dilutive effect of convertible preferred shares outstanding              389,487            389,487
  Dilutive effect of stock options outstanding after
    application of treasury stock method                                    16,473              4,775
  Weighted average number of unallocated shares
    held by employee stock ownership plan                                  (11,817)           (18,556)
                                                                     -------------      -------------
                                                                         2,278,000          3,679,125
                                                                     =============      =============

Net income per common share - assuming full dilution                $          .06     $          .19
                                                                     =============      =============

--------------------------------------------------------------------------------
(1)  Primary and fully diluted earnings per share for the 1997 periods are substantially the same.
(2)  The  effect  of the  convertible  debentures  on net  income  per  share is anti-dilutive for the 1997 periods.