Form 10-Q
period 1997-06-30
HECTOR COMMUNICATIONS CORP
filed 1997-08-13
CIK 863437

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

For the quarterly period ended         JUNE 30, 1997
                               ------------------------------------------

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
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO
                                        ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES      NO
                           ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                                    Outstanding at July 31, 1997
Common Stock, par value                                     1,892,257
    $.01 per share

                       Total Pages (15) Exhibit at Page 15
================================================================================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10

Part II.  Other Information                                      13

                          PART I. FINANCIAL INFORMATION

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                                                   June 30         December 31
Assets:                                               1997                1996
                                              ____________        ____________
Current assets:
  Cash and cash equivalents                  $  12,443,174      $    9,571,879
  Temporary cash investments                       200,000           1,079,900
  Construction fund                                 74,556              74,337
  Accounts receivable, net                       4,030,864           3,965,754
  Materials, supplies and inventories            1,054,932             512,114
  Prepaid expenses                                 113,392             160,291
                                              ____________        ____________
    Total current assets                        17,916,918          15,364,275

Property, plant and equipment                   61,402,411          61,700,777
  less accumulated depreciation                (16,290,877)        (14,661,825)
                                              ____________        ____________
    Net property, plant and equipment           45,111,534          47,038,952

Other assets:
  Excess of cost over net assets acquired, net  51,818,106          52,510,459
  Marketable securities                          4,233,758           5,458,400
  Cellular telephone investments                 9,778,242           9,777,801
  Other investments                              6,809,451           5,693,906
  Deferred debenture issue costs, net              874,645             969,201
  Other assets                                     646,316             535,019
                                              ____________        ____________
    Total other assets                          74,160,518          74,944,786
                                              ____________        ____________

Total Assets                                  $137,188,970        $137,348,013
                                              ____________        ____________
                                              ____________        ____________


Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                          $    9,116,500       $  10,047,000
  Accounts payable                               2,712,800           1,860,579
  Accrued expenses                               2,147,817           2,090,639
  Income taxes payable                             322,712              59,015
                                              ____________        ____________
    Total current liabilities                   14,299,829          14,057,233

Long-term debt, less current portion            95,392,036          96,127,379

Deferred investment tax credits                    438,001             526,347

Deferred income taxes                            7,031,689           7,457,907

Deferred compensation                              964,184             987,944

Minority stockholders interest in Alliance
  Telecommunications Corp.                       8,444,408           8,245,365

Stockholders' Equity                            10,618,823           9,945,838
                                            ______________      ______________
Total Liabilities and Stockholders' Equity    $137,188,970        $137,348,013
                                            ______________      ______________
                                            ______________      ______________

               See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Six Months Ended June 30                 Three Months Ended June 30
                                               __________________________________        _________________________________
                                                        1997                 1996                1997                 1996
                                               _____________         ____________        ____________         ____________
Revenues:
  Local network                             $      1,215,642     $        927,963     $     2,358,954      $     1,283,639
  Network access                                   3,762,127            2,781,984           7,747,700            3,667,598
  Billing and collection                             264,413              223,593             529,402              275,338
  Nonregulated activities                            993,072              773,897           1,918,118              852,541
  Cable television revenues                          619,959              457,841           1,183,130              752,080
                                               _____________         ____________        ____________         ____________
    Total revenues                                 6,855,213            5,165,278          13,737,304            6,831,196

Costs and expenses:
  Plant operations                                   826,958              703,894           1,819,528              910,552
  Depreciation and amortization                    1,821,333            1,349,074           3,643,950            1,797,005
  Customer operations                                443,453              284,997             937,246              354,661
  General and administrative                       1,064,301              843,020           2,244,705            1,206,692
  Other operating expenses                           508,732              386,912             922,032              592,461
                                               _____________         ____________        ____________         ____________
    Total costs and expenses                       4,664,777            3,567,897           9,567,461            4,861,371

Operating income                                   2,190,436            1,597,381           4,169,843            1,969,825

Other income and (expenses):
  Investment income                                  168,375              200,504             337,212              364,204
  Interest expense                                (1,851,522)          (1,447,156)         (3,598,465)          (1,881,938)
  Gain on sales of marketable securities           1,495,999                                1,495,999              687,947
  Partnership and LLC income                         115,145               99,192             230,291              130,692
                                               _____________         ____________        ____________         ____________
    Other expense, net                               (72,003)          (1,147,460)         (1,534,963)            (699,095)

Income before income taxes                         2,118,433              449,921           2,634,880            1,270,730

Income taxes                                         934,000              292,000           1,225,000              619,000
                                               _____________         ____________        ____________         ____________

Income before minority interest                    1,184,433              157,921           1,409,880              651,730

Minority interest in earnings of
  Alliance Telecommunications Corporation            104,669               48,202             199,043               48,202
                                               _____________         ____________        ____________         ____________

Net income                                  $      1,079,764     $        109,719     $     1,210,837     $        603,528
                                               _____________         ____________        ____________         ____________
                                               _____________         ____________        ____________         ____________

Net income per common and
  common equivalent share                   $            .47    $             .05     $           .53     $            .27
                                               _____________         ____________       _____________         ____________
                                               _____________         ____________       _____________         ____________

Net income per common share
  - assuming full dilution                  $            .34    $             .05     $           .43     $            .27
                                               _____________         ____________        ____________         ____________
                                               _____________         ____________        ____________         ____________

Average common and common equivalent
  shares outstanding                               2,290,000            2,264,000           2,284,000            2,261,000
                                                ____________         ____________        ____________         ____________
                                                ____________         ____________        ____________         ____________

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                                              Unrealized
                                                                                                              Marketable
                                                                            Additional              Unearned  Securities
                                        Preferred Stock       Common Stock    Paid-in    Retained      ESOP   Gains and
                                       Shares     Amount    Shares    Amount  Capital    Earnings     Shares   (Losses)     Total
                                     ________   ________  _________  _______  _______  __________ __________  _________  __________
BALANCE at December 31, 1995          389,487  $ 389,487  1,880,294 $ 18,803 $ 74,215 $ 7,797,098 $(145,256)            $ 8,134,347
 Net income                                                                             1,208,670                         1,208,670
 Issuance of common stock under
   Employee Stock Purchase Plan                               3,563       36   21,732                                        21,768
 ESOP shares allocated                                                          6,056                 43,944                 50,000
 Unrealized gain on marketable
   securities, net of
   deferred taxes                                                                                            $ 531,053     531,053
                                     ________   ________  _________  _______  _______  __________ __________ _________   __________
BALANCE at December 31, 1996          389,487    389,487  1,883,857   18,839  102,003   9,005,768  (101,312)   531,053    9,945,838
 Net income                                                                             1,210,837                         1,210,837
 Issuance of common stock under
   Employee Stock Option Plan                                 8,400       84   57,578                                        57,662
 Change in unrealized gains and
   lossed on marketable securities,
   net of deferred taxes                                                                                      (595,514)   (595,514)
                                     ________   ________  _________  _______  _______  __________ __________ _________   __________
BALANCE at June 30, 1997              389,487  $ 389,487  1,892,257 $ 18,923 $159,581 $10,216,605 $(101,312) $ (64,461) $10,618,823
                                     ________   ________  _________  _______  _______  __________ __________ _________   __________
                                     ________   ________  _________  _______  _______  __________ __________ _________   __________

                 See notes to consolidated financial statements.



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                         Six Months Ended June 30
                                                        _________________________
                                                               1997          1996
                                                        ___________   ___________
Cash Flows from Operating Activities:
  Net income                                           $  1,210,837   $  603,528
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         3,738,506     1,891,561
    Minority stockholders' interest in earnings of
     Alliance Telecommunications Corporation                199,043        48,202
    Gain on sales of marketable securities               (1,495,999)     (687,947)
    Income from partnership and LLC investments            (230,291)     (130,692)
    Changes in assets and liabilities:
      Sales of marketable securities                                    1,499,072
      Increase in accounts receivable                       (65,110)     (214,773)
      Increase in materials, supplies and inventories      (542,818)     (361,924)
      Decrease in prepaid expenses                           46,899        49,190
      Increase (decrease) in accounts payable               852,221      (575,557)
      Increase in accrued expenses                           57,178       870,240
      Increase (decrease) in income taxes payable           263,697       (39,114)
      Decrease in deferred investment credits               (88,346)      (40,998)
      Increase (decrease) in deferred taxes                 (29,206)      132,923
      Decrease in deferred compensation                     (23,760)       (7,920)
                                                        ___________   ___________
      Net cash provided by operating activities           3,892,851     3,035,791

Cash Flows from Investing Activities:
  Capital expenditures, net                                (972,755)   (1,065,641)
  Sales (purchases) of temporary cash investments           879,900      (350,676)
  Sales of marketable securities                          1,728,115       553,645
  Decrease (increase) in construction fund                     (219)      159,828
  Proceeds from partnerships and LLCs                       229,850
  Purchases of other investments                         (1,115,545)   (1,119,739)
  Sales of other investments                                              256,772
  Increase in other assets                                 (162,721)     (467,011)
  Payment for purchase of Ollig Utilities Company,
    net of cash acquired                                              (69,181,142)
                                                        ___________   ___________
    Net cash provided by (used in)investing activities      586,625   (71,213,964)

Cash Flows from Financing Activities:
  Repayment of long-term debt                            (2,651,843)     (441,700)
  Proceeds from issuance of notes payable
    and long-term debt                                      986,000    62,457,500
  Minority interest in Alliance Telecommunications Corp.                7,920,000
  Issuance of common stock                                   57,662
                                                        ___________   ___________
    Net cash provided by (used in) financing activities  (1,608,181)   69,935,800
                                                        ___________   ___________

Net Increase in Cash and Cash Equivalents                 2,871,295     1,757,627

Cash and Cash Equivalents at Beginning of Period          9,571,879     9,040,138
                                                        ___________   ___________
Cash and Cash Equivalents at End of Period             $ 12,443,174  $ 10,797,765
                                                        ___________   ___________
                                                        ___________   ___________

Supplemental disclosures of cash flow information:
  Interest paid during the period                      $  3,511,537  $  1,379,802
  Income taxes paid during the period                     1,078,994       707,342

                 See notes to consolidated financial statements.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1997 and the statements of income for the three and six month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1997 and 1996 have been made.

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

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation. These reclassifications had no effect on net income or stockholders equity as previously reported.

NOTE 2 - ACQUISITION OF OLLIG UTILITIES COMPANY

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company's cash investment in Alliance is approximately $16,903,000.

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

                                  Three Months Ended           Six Months Ended
                                       June 30, 1996              June 30, 1996
                                  ------------------         ------------------
Revenues                         $        6,847,695          $       13,434,187
Income before minority interest             133,125                     518,186
Net income                                   81,772                     461,279
Net income per share             $              .04          $              .20


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

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities obtained by the Company in sales of its investments in cellular telephone partnerships and equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair values of available-for-sale investment securities was as follows:
                                         Gross          Gross
                                     Unrealized     Unrealized         Fair
                            Cost         Gains         Losses         Value
June 30, 1997        $  4,448,776   $   199,494    $ (414,512)   $ 4,233,758
December 31, 1996    $  4,680,892   $ 1,390,273    $ (612,765)   $ 5,458,400

Stockholders' equity at June 30, 1997 includes a decrease of $992,527 net of deferred tax benefits of $397,013 for changes in net unrealized holding gains and losses on investments. These amounts have no cash effect and are not included in the statement of cash flows.

In June, 1997, the Company sold 161,469 shares of Rural Cellular Corporation ("RCC") and 1,000 shares of First Bank Systems, Inc. in a series of transactions. Gross proceeds from the sales were $1,728,000 and gains on the sales were $1,496,000.

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

NOTE 4 - INCOME TAXES AND INVESTMENT CREDITS

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes and non-deductible expenses.

NOTE 5 - NET INCOME PER SHARE

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for the three and six month periods ended June 30, 1997 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1997. The effect of the convertible debentures on per share earnings in the 1996 periods was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company will restate its earnings per share numbers from prior periods to conform to the new standard when it goes into effect. Had the new standard been in effect currently, the Company's net income per share for the periods ended June 30, 1997 and 1996 would have been as follows:

                                          Three Months Ended June 30           Six Months Ended June 30
                                       _______________________________     _______________________________
Basic:                                        1997              1996              1997              1996
_______                                _____________     _____________     _____________     _____________

Net income                              $  1,079,764     $     109,719      $  1,210,837     $     603,528
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

Common shares:

  Weighted average number of
    common shares outstanding              1,884,503         1,880,294         1,884,182         1,880,294
  Weighted average number of
    unallocated shares held by ESOP          (11,817)          (18,556)          (11,817)          (18,556)
                                       _____________     _____________     _____________     _____________
                                           1,872,686         1,861,738         1,872,365         1,861,738
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

Net income per common share           $             .58 $             .06 $             .65 $             .32
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

Diluted:
_____________

Net income                              $  1,079,764     $     109,719      $  1,210,837     $     603,528
Interest on convertible
  debentures, net of tax (1)                 189,654                             379,308
                                       _____________     _____________     _____________     _____________
  Adjusted net income                   $  1,269,418     $     109,719      $  1,590,145     $     603,528
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

Common and common equivalent shares:

  Weighted average number of
    common shares outstanding              1,884,503         1,880,294         1,884,182         1,880,294
  Assumed conversion of convertible
    debentures into common stock (1)       1,423,125                           1,423,125
  Dilutive effect of convertible
    preferred shares outstanding             389,487           389,487           389,487           389,487
  Dilutive effect of stock options
    outstanding after application of
     treasury stock method                    27,827            12,775            22,148             9,775
  Weighted average number of
    unallocated shares held by ESOP          (11,817)          (18,556)          (11,817)          (18,556)
                                       _____________     _____________     _____________     _____________
                                           3,713,125         2,264,000         3,707,125         2,261,000
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

Diluted net income per share          $          .34    $          .05    $          .43    $          .27
                                       _____________     _____________     _____________     _____________
                                       _____________     _____________     _____________     _____________

(1) The effect of the convertible debentures on net income per share is anti-dilutive for the 1996 periods.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Six Months Ended June 30, 1997 Compared to
                         Six Months Ended June 30, 1996

Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") purchased Ollig Utilities Company ("Ollig"), a privately owned telecommunications company which served approximately 25,000 telephone access lines and 3,400 cable television customers in Minnesota, Iowa, North Dakota and South Dakota for $80,000,000. Prior to the acquisition, the Company served approximately 6,300 access lines and 4,200 cable television customers. The operations of Alliance, which are substantially larger than those of the Company prior to the acquisition, had a huge impact on the Company's operating results over the last eight months of 1996 and the first six months of 1997. The Company's 1997 consolidated revenues increased $6,906,000 or 101% from the 1996 period (which included just two months of Alliance's operating results). The following table shows revenues from Alliance's operations separate from those of the Company for the respective six month periods ended June 30:

                                    Alliance         Alliance       Hector Communications Corp.
                                        1997             1996             1997             1996
                                ____________     ____________     ____________     ____________
Revenues:
  Local network                 $  1,614,333     $    556,689     $    744,621     $    726,950
  Network access                   5,935,299        1,896,985        1,812,401        1,770,613
  Billing and collection             433,234          169,571           96,168          105,767
  Nonregulated activities          1,756,367          695,590          161,751          156,951
  Cable television revenues          505,214          153,749          677,916          598,331
                                ____________     ____________     ____________     ____________
    Total revenues               $10,244,447      $ 3,472,584      $ 3,492,857      $ 3,358,612
                                ____________     ____________     ____________     ____________
                                ____________     ____________     ____________     ____________

Revenues from the Company's existing operations increased $134,000 or 4%. Local network revenues increased $18,000 or 2% due to increases in the number of access lines served by the Company. Network access revenues increased $42,000 or 2%. The increase was due to increased use of the telephone network by customers, which offset decreases in the rates charged by the Company to long distance service providers. Cable television revenues increased $80,000 or 13% due to the acquisition of two cable systems in the fourth quarter of 1996. Billing and collection revenues declined $10,000 or 9%. Revenues from nonregulated activities increased $5,000 or 3%.

Operating costs and administrative expenses for 1997 increased $4,706,000 or 97% from the 1996 period. Operating costs and administrative expenses for Alliance's operations and existing Company operations for the respective periods ended June 30 were as follows:

                                    Alliance         Alliance       Hector Communications Corp.
                                        1997             1996             1997             1996
                                ____________     ____________     ____________     ____________
Costs and expenses:
  Plant operations              $  1,367,323     $    501,525     $    452,205     $    409,027
  Depreciation and amortization    2,663,223          900,304          980,727          896,701
  Customer operations                815,465          235,529          121,781          119,132
  General and administrative       1,589,574          472,893          655,131          733,799
  Nonregulated and miscellaneous     432,081          169,481          489,951          422,980
                                ____________     ____________     ____________     ____________
    Total costs and expenses:   $  6,867,666      $ 2,279,732      $ 2,699,795      $ 2,581,639
                                ____________     ____________     ____________     ____________
                                ____________     ____________     ____________     ____________


Operating costs and expenses for existing operations increased $118,000 or 5%. Plant operations expenses increased $43,000 or 11% due to increased buried cable maintenance expenses. Depreciation and amortization expenses increased $84,000 or 9% due to depreciation rate changes mandated by regulatory authorities. General and administrative expenses declined $79,000 or 11% due to cost sharing with Alliance. Nonregulated expenses increased $67,000 or 16% due to increased cable television expenses caused by the acquisition of additional systems. Operating income from existing operations increased $16,000 or 2%. Consolidated operating income increased $2,200,000 or 112%.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated interest expense, net of investment income increased $1,744,000. Net interest expense for HCC increased $318,000, reflecting interest on $6,000,000 of short-term borrowing from St. Paul Bank used in the acquisition of Ollig and reduced investment income due to decreased cash available for investment. Interest expense on Alliance is mainly on a $55,250,000 acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. HCC's investment income benefited from gains on sales of marketable securities of $1,496,000 and $687,000 in 1997 and 1996, respectively. Income from investments in partnerships and LLCs increased $100,000 due to the Company's increased ownership percentages of these operations from the Ollig acquisition and also due to the increasing profitability of these operations.

Consolidated income before income taxes was $2,635,000 compared to $1,271,000 in 1996. Income tax expense was $1,225,000 in the 1997 period compared to $619,000 in 1996. The Company's effective tax rate of 46% in 1997 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the acquisition of Ollig are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $199,000 in the 1997 period compared to $48,000 in 1996. Net income was $1,211,000 compared to $604,000 in 1996.

                  Three Months Ended June 30, 1997 Compared to
                        Three Months Ended June 30, 1996

Consolidated revenues increased $1,690,000 or 33% from the 1996 period (which included just two months of Alliance's operating results). The following table shows revenues from Alliance's operations separate from those of the Company for the respective three month periods ended June 30:

                                  Alliance         Alliance        Hector Communications Corp.
                                      1997             1996              1997             1996
                              ____________     ____________      ____________     ____________
Revenues:
  Local network               $    835,996     $    556,689      $    379,646     $    371,274
  Network access                 2,857,024        1,896,985           905,103          884,999
  Billing and collection           219,134          169,571            45,279           54,022
  Nonregulated activities          902,118          695,590            90,954           78,307
  Cable television revenues        277,171          153,749           342,788          304,092
                              ____________     ____________      ____________     ____________
    Total revenues             $ 5,091,443      $ 3,472,584       $ 1,763,770      $ 1,692,694
                              ____________     ____________      ____________     ____________
                              ____________     ____________      ____________     ____________


Revenues from the Company's existing operations increased $71,000 or 4%. Local network revenues increased $8,000 or 2% due to increases in the number of access lines served by the Company. Network access revenues increased $20,000 or 2%. The increase was due to increased use of the telephone network by customers, which offset decreases in the rates charged by the Company to long distance service providers. Cable television revenues increased $39,000 or 13% due to the acquisition of two cable systems in the fourth quarter of 1996. Billing and collection revenues declined $9,000 or 16%. Revenues from nonregulated activities increased $13,000 or 16%.

Operating costs and administrative expenses for 1997 increased $1,097,000 or 31% from the 1996 period. Operating costs and administrative expenses for Alliance's operations and existing Company operations for the respective periods ended June 30 were as follows:

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                    Alliance         Alliance        Hector Communications Corp.
                                        1997             1996              1997             1996
                                ____________     ____________      ____________     ____________
Costs and expenses:
  Plant operations              $    617,883     $    501,525      $    209,075     $    202,369
  Depreciation and amortization    1,330,967          900,304           490,366          448,770
  Customer operations                381,353          235,529            62,100           49,468
  General and administrative         729,909          472,893           334,392          370,127
  Nonregulated and miscellaneous     261,427          169,481           247,305          217,431
                                ____________     ____________      ____________     ____________
    Total costs and expenses:    $ 3,321,539      $ 2,279,732       $ 1,343,238      $ 1,288,165
                                ____________     ____________      ____________     ____________
                                ____________     ____________      ____________     ____________


Operating costs and expenses for existing operations increased $55,000 or 4%. Plant operations expenses increased $7,000 or 3%. Depreciation and amortization expenses increased $42,000 or 9% due to depreciation rate changes mandated by regulatory authorities. Nonregulated expenses increased $30,000 or 14% due to increased cable television expenses caused by the acquisition of additional systems. Operating income from existing operations increased $16,000 or 4%. Consolidated operating income increased $593,000 or 37%.

Consolidated interest expense, net of investment income increased $436,000. Net interest expense for HCC increased $84,000, reflecting interest on $6,000,000 of short-term borrowing from St. Paul Bank used in the acquisition of Ollig and reduced investment income due to decreased cash available for investment. Interest expense on Alliance is mainly on a $55,250,000 acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. HCC's investment income benefited from gains on sales of marketable securities of $1,496,000 in the 1997 quarter. Income from investments in partnerships and LLCs increased $16,000 due to the increasing profitability of these operations.

Consolidated income before income taxes was $2,118,000 compared to $450,000 in 1996. Income tax expense was $934,000 in the 1997 period compared to $292,000 in 1996. The 32% minority shareholders' interest in earnings of Alliance was $105,000 in the 1997 period compared to $48,000 in 1996. Net income was $1,080,000 compared to $110,000 in 1996.

                         Liquidity and Capital Resources

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on $30,000,000 of this debt for periods of 5 - 7 years at rates of 7.61% - 7.67%. Interest on the remaining $25,250,000 floats at St. Paul Bank's cost of money plus 130 basis points (6.88% at June 30, 1997).

The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of short term borrowing by the Company from St. Paul Bank, purchase price deposits made by the Company in 1995, and $73,000 of acquisition costs. The Company repaid $1,000,000 of short term debt in June, 1997 out of proceeds from its marketable securities sales and is exploring alternatives to repay or refinance the remaining debt. These alternatives could include additional asset sales, new debt borrowings if feasible, or public equity offerings.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. Proceeds from long-term borrowings by the telephone companies from these sources were $986,000 in the 1997 period. Expected telephone and cable television plant additions for 1997 are $4,000,000.

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment. In the first quarter of 1996, the Company received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. The Company also sold 61,133 shares of Rural Cellular Corporation ("RCC") in that company's initial public offering of its common stock in February, 1996. Proceeds to the Company after selling expenses were $554,000. In June, 1997, the Company sold HCC's remaining shares of RCC as well as its investment in First Bank Systems, Inc. Proceeds from these sales totaled $1,728,000. At June 30, 1997, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corp., U.S. West Communications, Inc. and U.S. West Media, Inc. owned by Ollig Utilities Company prior to the acquisition.

       The Company produced cash from operating activities of $3,893,000 in the first six months of 1997 compared to $3,036,000 in the 1996 period. At June 30, 1997, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $16,877,000 compared to $16,110,000 at December 31, 1996. Working capital at June 30, 1997 improved to $3,617,000 compared to $1,307,000 at December 31, 1996. Working capital is low due to the Company's need to refinance its remaining short-term debt with St. Paul Bank. By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders of the Registrant was held on May 22, 1997 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 1,883,857 of which 1,805,119 were present either in person or by proxy. Shareholders reelected Board Members Charles R. Dickman, Paul A. Hoff and Edward E. Strickland to three year terms expiring at the 2000 Annual Meeting of Shareholders. The vote for these Board Members is summarized below:
                                  In Favor               Abstaining
     Charles R. Dickman           1,704,516                100,603
     Paul A. Hoff                 1,704,891                100,228
     Edward E. Strickland         1,704,591                100,528

Board Members continuing in office are James O. Ericson, Paul N. Hanson, and Wayne E. Sampson (whose terms expire at the 1998 Annual Meeting of Shareholders) and Curtis A. Sampson and Steven H. Sjogren (whose terms expire at the 1999 Annual Meeting of Shareholders).

Shareholders also approved an amendment to the Company's 1990 Stock Plan increasing the number of shares of common stock available to grant stock options, restricted stock and stock appreciation rights to key employees from 250,000 to 500,000. The amendment also increases the number of stock options automatically granted annually to nonemployee directors of the Company from 500 to 1,000. The vote on the amendment was 1,232,147 in favor, 228,325 against, and 344,647 abstaining.

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

                                              Hector Communications Corporation

                                                   By  Charles A. Braun
                                                       Charles A. Braun
                                                       Chief Financial Officer
Date:  August 13, 1997


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                             Three Months Ended June 30              Six Months Ended June 30
                                                          ________________________________      ________________________________
Primary:                                                       1997               1996               1997               1996
_______                                                   _____________      _____________      _____________      _____________

Net income                                               $    1,079,764     $      109,719     $    1,210,837     $      603,528
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

Common and common equivalent shares:

  Weighted average number of common shares outstanding        1,884,503          1,880,294          1,884,182          1,880,294
  Dilutive effect of convertible preferred shares
    outstanding                                                 389,487            389,487            389,487            389,487
  Dilutive effect of stock options outstanding after
    application of treasury stock method                         27,827             12,775             22,148              9,775
  Weighted average number of unallocated shares
    held by employee stock ownership plan                       (11,817)           (18,556)           (11,817)           (18,556)
                                                          _____________      _____________      _____________      _____________
                                                              2,290,000          2,264,000          2,284,000          2,261,000
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

Net income per common and common equivalent share        $          .47     $          .05     $          .53     $          .27
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

Fully Diluted:
_____________

Net income                                               $    1,079,764     $      109,719     $    1,210,837     $      603,528
Interest on convertible debentures, net of tax (1)              189,654                               379,308
                                                          _____________      _____________      _____________      _____________
  Adjusted net income                                    $    1,269,418     $      109,719     $    1,590,145     $      603,528
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

Common and common equivalent shares:

  Weighted average number of common shares outstanding        1,884,503          1,880,294          1,884,182          1,880,294
  Assumed conversion of convertible debentures
    into common stock (1)                                     1,423,125                             1,423,125
  Dilutive effect of convertible preferred shares
    outstanding                                                 389,487            389,487            389,487            389,487
  Dilutive effect of stock options outstanding after
    application of treasury stock method                         35,598             12,775             35,598              9,775
  Weighted average number of unallocated shares
    held by employee stock ownership plan                       (11,817)           (18,556)           (11,817)           (18,556)
                                                          _____________      _____________      _____________      _____________
                                                              3,720,896          2,264,000          3,720,575          2,261,000
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

Net income per common share - assuming full dilution     $          .34     $          .05     $          .43     $          .27
                                                          _____________      _____________      _____________      _____________
                                                          _____________      _____________      _____________      _____________

-------------------------------------------------------------------------------------------
(1)  The effect of the convertible debentures on net income per share is anti-dilutive for the 1996 periods.



