Form 10-Q
period 1997-09-30
HECTOR COMMUNICATIONS CORP
filed 1997-11-13
CIK 863437

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997
                               --------------------

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
     (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES      NO
                          ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

        CLASS                                  Outstanding at October 31, 1997
Common Stock, par value                                    1,907,939
    $.01 per share
                       Total Pages (15) Exhibit at Page 15
================================================================================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

Part II.  Other Information                                      14

                      PART I. FINANCIAL INFORMATION

                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                 September 30          December 31
Assets:                                                  1997                 1996
                                                 ------------         ------------
Current assets:
  Cash and cash equivalents                   $    10,582,914     $      9,571,879
  Temporary cash investments                          300,000            1,079,900
  Construction fund                                   159,787               74,337
  Accounts receivable, net                          4,616,348            3,965,754
  Materials, supplies and inventories                 984,703              512,114
  Prepaid expenses                                    124,659              160,291
                                                 ------------         ------------
    Total current assets                           16,768,411           15,364,275

Property, plant and equipment                      63,103,846           61,700,777
  less accumulated depreciation                   (17,511,418)         (14,661,825)
                                                 ------------         ------------
    Net property, plant and equipment              45,592,428           47,038,952

Other assets:
  Excess of cost over net assets acquired, net     51,473,748           52,510,459
  Marketable securities                             4,644,306            5,458,400
  Cellular telephone investments                   10,091,203            9,777,801
  Other investments                                 7,014,255            5,693,906
  Deferred debenture issue costs, net                 827,367              969,201
  Other assets                                        635,029              535,019
                                                 ------------         ------------
    Total other assets                             74,685,908           74,944,786
                                                 ------------         ------------

Total Assets                                   $  137,046,747       $  137,348,013
                                                 ============         ============


Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                           $      8,158,200      $    10,047,000
  Accounts payable                                  2,724,374            1,860,579
  Accrued expenses                                  1,738,494            2,090,639
  Income taxes payable                                715,217               59,015
                                                 ------------         ------------
    Total current liabilities                      13,336,285           14,057,233

Long-term debt, less current portion               94,834,523           96,127,379

Deferred investment tax credits                       393,965              526,347

Deferred income taxes                               7,182,367            7,457,907

Deferred compensation                                 952,305              987,944

Minority stockholders interest in Alliance
  Telecommunications Corp.                          8,760,180            8,245,365

Stockholders' Equity                               11,587,122            9,945,838
                                               --------------       --------------
Total Liabilities and Stockholders' Equity     $  137,046,747       $  137,348,013
                                               ==============       ==============

                 See notes to consolidated financial statements.

                         HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                                             Three Months Ended September 30     Nine Months Ended September 30
                                             ---------------------------------   --------------------------------
                                                        1997             1996               1997             1996
                                               -------------      ------------      ------------     ------------
Revenues:
  Local network                                $   1,290,906      $ 1,234,577       $  3,649,860     $  2,518,216
  Network access                                   4,748,418        3,904,765         12,496,118        7,572,363
  Billing and collection                             267,868          322,771            797,270          598,109
  Nonregulated activities                          1,060,338        1,211,550          2,978,456        2,064,091
  Cable television revenues                          607,145          544,058          1,790,275        1,296,138
                                               -------------      ------------      ------------     ------------
    Total revenues                                 7,974,675        7,217,721         21,711,979       14,048,917

Costs and expenses:
  Plant operations                                   891,070          898,753          2,710,598        1,809,305
  Depreciation and amortization                    1,818,967        1,829,554          5,462,917        3,626,559
  Customer operations                                424,667          419,485          1,361,913          774,146
  General and administrative                       1,069,093        1,188,885          3,313,798        2,395,577
  Other operating expenses                           527,392          383,621          1,449,424          976,082
                                               -------------      ------------      ------------     ------------
    Total costs and expenses                       4,731,189        4,720,298         14,298,650        9,581,669

Operating income                                   3,243,486        2,497,423          7,413,329        4,467,248

Other income and (expenses):
  Investment income                                  182,521          142,352            519,733          506,556
  Interest expense                                (1,879,565)      (1,860,785)        (5,478,030)      (3,742,723)
  Gain on sales of marketable securities                                               1,495,999          687,947
  Partnership and LLC income                         410,096          231,740            640,387          362,432
                                               -------------      ------------      ------------     ------------
    Other expense, net                            (1,286,948)      (1,486,693)        (2,821,911)      (2,185,788)

Income before income taxes                         1,956,538        1,010,730          4,591,418        2,281,460

Income taxes                                         945,000          541,000          2,170,000        1,160,000
                                               -------------      ------------      ------------     ------------

Income before minority interest                    1,011,538          469,730          2,421,418        1,121,460

Minority interest in earnings of
  Alliance Telecommunications Corporation            315,772          176,222            514,815          224,424
                                               -------------      ------------      ------------     ------------

Net income                                     $     695,766      $   293,508       $  1,906,603     $    897,036
                                               =============      ============      ============     ============

Net income per common and
  common equivalent share                      $         .30      $        .13      $        .83     $        .40
                                               =============      ============     =============     ============

Net income per common share
  - assuming full dilution                     $         .24      $        .13      $        .66     $        .40
                                               =============      ============      ============     ============

Average common and common equivalent
  shares outstanding                               2,313,000        2,271,000          2,295,000        2,264,000
                                                ============      ============      ============     ============

                                 See notes to consolidated financial statements.


                                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                        (unaudited)
                                                                                                        Unrealized
                                                                      Additional             Unearned   Marketable
                                  _Preferred Stock     Common Stock __  Paid-in   Retained     ESOP     Securities
                                   Shares   Amount     Shares   Amount  Capital   Earnings    Shares  Gains(Losses)      Total
                                  -------- -------- ---------- ------- -------- ----------- ---------- -----------   ------------
BALANCE at December 31, 1995       389,487 $389,487  1,880,294 $18,803 $ 74,215 $ 7,797,098 $(145,256)               $ 8,134,347
 Net income                                                                       1,208,670                            1,208,670
 Issuance of common stock under
   Employee Stock Purchase Plan                          3,563      36   21,732                                           21,768
 ESOP shares allocated                                                    6,056                43,944                     50,000
Unrealized gain on marketable
securities, net of deferred taxes                                                                        $ 531,053       531,053
                                  -------- -------- ---------- ------- -------- ----------- ---------- -----------   ------------
BALANCE at December 31, 1996       389,487  389,487  1,883,857  18,839  102,003   9,005,768  (101,312)     531,053     9,945,838
 Net income                                                                       1,906,603                            1,906,603
 Issuance of common stock under
   Employee Stock Option Plan                            9,000      90   61,884                                           61,974
 Issuance of common stock under
   Employee Stock Purchase Plan                          3,695      37   23,126                                           23,163
 Conversion of preferred stock
   into common stock               (11,387) (11,387)    11,387     113   11,274                                                0
 Change in unrealized gains and
   losses on marketable securities,
   net of deferred taxes                                                                                  (350,456)     (350,456)
                                  -------- -------- ---------- ------- -------- ----------- ---------- -----------   ------------
BALANCE at September 30, 1997      378,100 $378,100  1,907,939 $19,079 $198,287 $10,912,371 $(101,312)  $  180,597   $11,587,122
                                  ======== ======== ========== ======= ======== =========== ========== ===========   ============



                                                      See notes to  consolidated
financial statements.

        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                               Nine Months Ended September 30
                                                  -------------------------
                                                          1997         1996
                                                   -----------  -----------
Cash Flows from Operating Activities:
  Net income                                       $ 1,906,603  $   897,036
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                    5,604,751    3,768,393
    Minority stockholders' interest in earnings
      of Alliance Telecommunications Corporation       514,815      224,424
    Gain on sales of marketable securities          (1,495,999)    (687,947)
    Income from partnership and LLC investments       (640,387)    (362,432)
    Changes in assets and liabilities:
      Sales of marketable securities                              1,499,072
      Increase in accounts receivable                 (650,594)    (510,229)
      Increase in materials, supplies and inventories (472,589)    (440,332)
      Decrease (increase) in prepaid expenses           35,632      (49,501)
      Increase (decrease) in accounts payable          863,795     (312,545)
      Increase (decrease) in accrued expenses         (352,145)     491,101
      Increase (decrease) in income taxes payable      656,202     (225,892)
      Decrease in deferred investment credits         (132,382)     (86,628)
      Increase (decrease) in deferred taxes            (44,019)     118,112
      Decrease in deferred compensation                (35,639)     (19,799)
                                                   -----------  -----------
      Net cash provided by operating activities      5,758,044    4,302,833

Cash Flows from Investing Activities:
  Capital expenditures, net                         (2,904,056)  (2,918,843)
  Sales of temporary cash investments                  779,900    1,011,145
  Sales of marketable securities                     1,728,115      553,645
  Decrease (increase) in construction fund             (85,450)     120,037
  Proceeds from partnerships and LLCs                  326,985      209,803
  Purchases of other investments                    (1,320,349)  (1,141,562)
  Sales of other investments                                        256,772
  Increase in other assets                            (175,635)    (439,469)
  Payment for purchase of Ollig Utilities Company,
    net of cash acquired                                        (69,181,142)
                                                   -----------  -----------
      Net cash used in investing activities         (1,650,490) (71,529,614)

Cash Flows from Financing Activities:
  Repayment of long-term debt                       (4,711,656)  (1,706,327)
  Proceeds from issuance of notes payable
   and long-term debt                                1,530,000   62,457,500
  Minority interest in Alliance
   Telecommunications Corp.                                       7,920,000
  Issuance of common stock                              85,137       21,768
                                                   -----------  -----------
    Net cash provided by (used in)
     financing activities                           (3,096,519)  68,692,941
                                                   -----------  -----------
Net Increase in Cash and Cash Equivalents            1,011,035    1,466,160

Cash and Cash Equivalents at Beginning of Period     9,571,879    9,040,138
                                                   -----------  -----------
Cash and Cash Equivalents at End of Period         $10,582,914  $10,506,298
                                                   ===========  ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                  $ 5,653,724  $ 3,444,313
  Income taxes paid during the period                1,690,331    1,458,981

              See notes to consolidated financial statements.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1997 and the statements of income for the three and nine month periods ended September 30, 1997 and 1996 and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1997 and 1996 have been made.

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

The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $51,948,000 (including $6,272,000 allocated to cellular telephone partnerships) which is being amortized on a straight line basis over 40 years. The results of operations of Ollig have been included in the Company's financial results subsequent to April 25, 1996. Unaudited consolidated results of operations on a pro forma basis as though Ollig was acquired January 1, 1996 are as follows:

                                                    Nine Months Ended
                                                    September 30, 1996
        Revenues                                    $    20,651,908
        Income before minority interest                     987,916
        Net income                                          754,787
        Net income per share                        $           .33


Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable   securities  consist  principally  of  equity  securities  of  other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                         Gross        Gross
                                      Unrealized    Unrealized        Fair
                           Cost          Gains        Losses          Value
September 30, 1997    $  4,448,776   $   300,401   $ (104,871)   $  4,644,306
December 31, 1996     $  4,680,892   $ 1,390,273   $ (612,765)   $  5,458,400

Stockholders' equity at September 30, 1997 includes a decrease of $584,094 and deferred tax benefits of $233,638 for changes in net unrealized holding gains and losses on investments. These amounts have no cash effect and are not included in the statement of cash flows.

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

NOTE 5 - NET INCOME PER SHARE

Net income per common and common equivalent share was computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares include the dilutive effect of outstanding stock options, warrants and convertible preferred stock, which are common stock equivalents. Net income per common share - assuming full dilution for the three and nine month periods ended September 30, 1997 was calculated assuming all outstanding convertible debentures were converted to common stock effective January 1, 1997. The effect of the convertible debentures on per share earnings in the 1996 periods was anti-dilutive. The calculation of the Company's earnings per share is included as Exhibit 11 to this Form 10-Q.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company will restate its earnings per share numbers from prior periods to conform to the new standard when it goes into effect. Had the new standard been in effect currently, the Company's net income per share for the periods ended September 30, 1997 and 1996 would have been as follows:

                                                                 Three Months Ended September 30     Nine Months Ended September 30
                                                                 --------------------------------    -------------------------------
Basic:                                                               1997               1996              1997              1996
-------                                                          -------------     -------------     -------------    -------------

Net income                                                       $     695,766     $     293,508     $  1,906,603     $     897,036
                                                                 =============     =============     =============    =============

Common shares:

  Weighted average number of common shares outstanding               1,904,900         1,881,417        1,898,713         1,880,671
  Weighted average number of unallocated shares held by ESOP           (11,817)          (18,556)         (11,817)          (18,556)
                                                                 -------------     -------------     -------------     -------------
                                                                     1,893,083         1,862,861        1,886,896         1,862,115
                                                                 =============     =============     =============     =============

Net income per common share                                      $         .37     $         .16     $       1.01      $        .48
                                                                 =============     =============     =============     =============

Diluted:
-------------

Net income                                                       $     695,766     $     293,508     $  1,906,603      $    897,036
Interest on convertible debentures, net of tax (1)                     189,654                            568,962
                                                                 -------------     -------------     -------------     -------------
  Adjusted net income                                            $     885,420     $     293,508     $  2,475,565      $    897,036
                                                                 =============     =============     =============     =============
Common and common equivalent shares:

  Weighted average number of common shares outstanding               1,904,900         1,881,417        1,898,713         1,880,671
  Assumed conversion of convertible debentures into
   common stock (1)                                                  1,423,125                          1,423,125
  Dilutive effect of convertible preferred shares outstanding          378,100           389,487          378,100           389,487
  Dilutive effect of stock options outstanding after application
    of treasury stock method                                            40,581            18,652           30,004            12,398
  Dilutive effect of warrants outstanding                                1,236
  Weighted average number of unallocated shares held by ESOP           (11,817)          (18,556)         (11,817)          (18,556)
                                                                 -------------     -------------     -------------     -------------
                                                                     3,736,125         2,271,000        3,718,125         2,264,000
                                                                 =============     =============     =============     =============

Diluted net income per share                                    $          .24     $         .13      $       .67      $        .40
                                                                 =============     =============     =============     =============

(1)  The effect of the convertible debentures on net income per share is anti-dilutive for the 1996 periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 1997 Compared to
                      Nine Months Ended September 30, 1996

Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") purchased Ollig Utilities Company ("Ollig"), a privately owned telecommunications company which served approximately 25,000 telephone access lines and 3,400 cable television customers in Minnesota, Iowa, North Dakota and South Dakota for $80,000,000. Prior to the acquisition, the Company served approximately 6,300 access lines and 4,200 cable television customers. The operations of Alliance, which are substantially larger than those of the Company prior to the acquisition, had a huge impact on the Company's operating results over the last eight months of 1996 and the first nine months of 1997. The Company's 1997 consolidated revenues increased $7,663,000 or 55% from the 1996 period (which included just five months of

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Alliance's   operating  results).   The  following  table  shows  revenues  from
Alliance's operations separate from those of the Company for the respective nine month periods ended September 30:

                                                     Alliance             Alliance                 Hector Communications Corp.
                                                         1997                 1996                     1997                 1996
                                                 ------------         ------------             ------------         ------------
Revenues:
  Local network                               $     2,516,377      $     1,413,570          $     1,133,483      $     1,104,646
  Network access                                    9,668,809            4,923,639                2,827,309            2,648,724
  Billing and collection                              647,405              440,535                  149,865              157,574
  Nonregulated activities                           2,735,177            1,836,766                  243,279              227,325
  Cable television revenues                           764,600              388,470                1,025,675              907,668
                                                 ------------         ------------             ------------         ------------
    Total revenues                             $   16,332,368      $     9,002,980          $     5,379,611      $     5,045,937
                                                 ============         ============             ============         ============

Revenues from the Company's existing Hector Communications Corporation ("Hector") operations increased $334,000 or 7%. Local network revenues increased $29,000 or 3% due to increases in the number of access lines served by the Company. Network access revenues increased $179,000 or 7%. The increase was principally due to receipts of prior years' access settlements from NECA which were greater than the Company had estimated. The access rates charged by the Company to long distance service providers in 1997 are lower than in 1996. However, increased use of the telephone network by customers has offset the decreases in the rates. Cable television revenues increased $118,000 or 13% due to the acquisition of two cable systems in the fourth quarter of 1996. Billing and collection revenues declined $8,000 or 5%. Revenues from nonregulated activities increased $16,000 or 7%.

Operating costs and administrative expenses for 1997 increased $4,717,000 or 49% from the 1996 period. Operating costs and administrative expenses for Alliance's operations and existing Company operations for the respective periods ended September 30 were as follows:

                                                     Alliance             Alliance                 Hector Communications Corp.
                                                         1997                 1996                     1997                 1996
                                                 ------------         ------------             ------------         ------------
Costs and expenses:
  Plant operations                            $     2,015,574      $     1,192,094         $        695,024     $        617,211
  Depreciation and amortization                     3,994,888            2,264,322                1,468,029            1,362,237
  Customer operations                               1,174,701              596,951                  187,212              177,195
  General and administrative                        2,289,344            1,290,262                1,024,454            1,105,315
  Nonregulated and miscellaneous                      701,918              312,330                  747,506              663,752
                                                 ------------         ------------             ------------         ------------
    Total costs and expenses:                  $   10,176,425      $     5,655,959          $     4,122,225      $     3,925,710
                                                 ============         ============             ============         ============

Operating costs and expenses for Hector operations increased $197,000 or 5%. Plant operations expenses increased $78,000 or 13% due to maintenance expenses associated with public highway maintenance projects in Hector's telephone service areas. Depreciation and amortization expenses increased $106,000 or 8% due to depreciation rate changes mandated by regulatory authorities. General and administrative expenses declined $81,000 or 7% due to cost sharing with Alliance. Nonregulated expenses increased $84,000 or 13% due to increased cable television expenses caused by the acquisition of additional systems. Operating income from Hector operations increased $137,000 or 12%. Consolidated operating income increased $2,946,000 or 66%.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated interest expense, net of investment income increased $1,722,000. Net interest expense for HCC increased $286,000, reflecting interest on short-term borrowing from St. Paul Bank used in the capitalization of Alliance and reduced investment income due to decreased cash available for investment. Interest expense on Alliance is mainly on the acquisition loan (original balance of $55,250,000) from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. Income from investments in partnerships and LLCs increased $278,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments. Hector also benefited from gains on sales of marketable securities of $1,496,000 and $688,000 in 1997 and 1996, respectively.

Consolidated income before income taxes was $4,591,000 compared to $2,281,000 in 1996. Income tax expense was $2,170,000 in the 1997 period compared to $1,160,000 in 1996. The Company's effective tax rate of 47% in 1997 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $515,000 in the 1997 period compared to $224,000 in 1996. Net income was $1,907,000 compared to $897,000 in 1996.

                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Consolidated revenues increased $757,000 or 10% from the 1996 period. The following table shows revenues from Alliance's operations separate from those of the Company for the respective three month periods ended September 30:

                                                     Alliance             Alliance                  Hector Communications Corp.
                                                         1997                 1996                     1997                 1996
                                                 ------------         ------------             ------------         ------------
Revenues:
  Local network                              $        902,044     $        856,881         $        388,862     $        377,696
  Network access                                    3,733,510            3,026,654                1,014,908              878,111
  Billing and collection                              214,171              270,964                   53,697               51,807
  Nonregulated activities                             978,810            1,141,176                   81,528               70,374
  Cable television revenues                           259,386              234,721                  347,759              309,337
                                                 ------------         ------------             ------------         ------------
    Total revenues                            $     6,087,921      $     5,530,396          $     1,886,754      $     1,687,325
                                                 ============         ============             ============         ============

Revenues from the Company's Hector operations increased $199,000 or 12%. Local network revenues increased $11,000 or 3% due to increases in the number of access lines served by the Company. Network access revenues increased $137,000 or 16%. The increase was principally due to receipts of prior years' access settlements from NECA which were greater than the Company had estimated. Cable television revenues increased $38,000 or 12% due to the acquisition of two cable systems in the fourth quarter of 1996. Billing and collection revenues increased $2,000 or 4%. Revenues from nonregulated activities increased $11,000 or 16%.

Revenues from Alliance's operations increased $558,000 or 10%. Local network revenues increased $45,000 or 5% due to increases in the number of access lines served by the Company. Network access revenues increased $707,000 or 23%. The increase was principally due to a one-time retroactive network access settlement of $560,000 received from NECA by one of Alliance's telephone subsidiaries. This settlement included $390,000 related to 1995 and 1996 settlements and $170,000 related to the first six months of 1997. Cable television revenues increased $25,000 or 11%. Billing and collection revenues decreased $57,000 or 21%. Revenues from nonregulated activities decreased $162,000 or 14%.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and administrative expenses for 1997 increased $11,000 from the 1996 period. Operating costs and administrative expenses for Alliance's operations and Hector operations for the respective periods ended September 30 were as follows:

                                                     Alliance             Alliance                  Hector Communications Corp.
                                                         1997                 1996                     1997                 1996
                                                 ------------         ------------             ------------         ------------
Costs and expenses:
  Plant operations                           $        648,251     $        690,569         $        242,819     $        208,184
  Depreciation and amortization                     1,331,665            1,364,018                  487,302              465,536
  Customer operations                                 359,236              361,422                   65,431               58,063
  General and administrative                          699,770              817,369                  369,323              371,516
  Nonregulated and miscellaneous                      269,837              142,849                  257,555              240,772
                                                 ------------         ------------             ------------         ------------
    Total costs and expenses:                 $     3,308,759      $     3,376,227          $     1,422,430      $     1,344,071
                                                 ============         ============             ============         ============

Operating costs and expenses for Hector's operations increased $78,000 or 6%. Plant operations expenses increased $35,000 or 17% due to maintenance expenses associated with public highway maintenance projects in Hector's telephone service areas. Depreciation and amortization expenses increased $22,000 or 5% due to depreciation rate changes mandated by regulatory authorities. Nonregulated expenses increased $17,000 or 7% due to increased cable television expenses caused by the acquisition of additional systems. Operating income from Hector operations increased $121,000 or 35%.

Operating costs and expenses for Alliance's operations decreased $67,000 or 2%. Plant operations expenses increased $42,000 or 6%. Depreciation and amortization expenses increased $32,000 or 2%. Nonregulated expenses increased $127,000. General and administrative expenses decreased $118,000. Operating income from Alliance's operations increased $625,000 or 29%. Consolidated operating income increased $746,000 or 30%.

Consolidated interest expense, net of investment income decreased $21,000. Net interest expense for Hector decreased $31,000, due to principal repayments on short-term borrowing from St. Paul Bank used in the capitalization of Alliance. Net interest expense for Alliance increased $10,000 due to higher interest rates paid on the acquisition loan from St. Paul Bank. Income from investments in partnerships and LLCs increased $178,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments.

Consolidated income before income taxes was $1,957,000 compared to $1,011,000 in 1996. Income tax expense was $945,000 in the 1997 period compared to $541,000 in 1996. The 32% minority shareholders' interest in earnings of Alliance was $316,000 in the 1997 period compared to $176,000 in 1996. Net income was $696,000 compared to $294,000 in 1996.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         Liquidity and Capital Resources

On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on $30,000,000 of this debt for periods of 5 - 7 years at rates of 7.61% - 7.67%. Interest on the remaining $25,250,000 floats at St. Paul Bank's cost of money plus 130 basis points (6.89% at September 30, 1997).

The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of short term borrowing by the Company from St. Paul Bank, purchase price deposits made by the Company in 1995, and $73,000 of acquisition costs. The Company repaid $1,000,000 of short term debt in June, 1997 out of proceeds from its marketable securities sales and paid down an additional $1,000,000 in the third quarter of 1997. Alternatives being considered to repay or refinance the remaining debt include additional asset sales, new debt borrowings if feasible, or public equity offerings.

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. The Company's telephone subsidiaries have received new long-term loan commitments for future plant addition financing from RUS and RTB in 1997 totaling $14,889,000. Loan drawdowns by the telephone companies against these commitments were $1,530,000 in the 1997 period. Expected telephone and cable television plant additions for 1997 are $4,000,000 of which $2,904,000 had been spent to date.

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment. In the first quarter of 1996, the Company received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. The Company also sold 61,133 shares of Rural Cellular Corporation ("RCC") in that company's initial public offering of its common stock in February, 1996. Proceeds to the Company after selling expenses were $554,000. In June, 1997, the Company sold HCC's remaining shares of RCC as well as its investment in First Bank Systems, Inc. Proceeds from these sales totaled $1,728,000. At September 30, 1997, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corp., U.S. West Communications, Inc. and U.S. West Media, Inc. owned by Ollig Utilities Company prior to the acquisition.

Alliance Telecommunications Corporation is currently negotiating the acquisition of additional telephone and cable television properties in and adjacent to areas it presently serves. If completed, the acquisitions would add approximately 700 telephone customers and 4,400 cable customers to the Company's operations. Purchase prices for these acquisitions would be approximately $8,300,000. The Company would finance these acquisitions with a combination of internally generated funds and seller financing. The acquisitions are expected to be completed in the fourth quarter of 1997.

The Company produced cash from operating activities of $5,758,000 in the first nine months of 1997 compared to $4,303,000 in the 1996 period. At September 30, 1997, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $15,527,000 compared to $16,110,000 at December 31, 1996. Working capital at September 30, 1997 improved to $3,432,000 compared to $1,307,000 at December 31, 1996. Working capital is low due to the Company's need to refinance its remaining short-term debt with St. Paul Bank. By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Subsequent to the end of the quarter, the Company received an unsolicited proposal from Lynch Interactive Corporation, a subsidiary of Lynch Corporation (AMEX: LGL) whereby Lynch Interactive would gain a 51% ownership position in the Company by buying newly issued shares of the Company at a minimum price of $10.00 per share in a negotiated transaction. Lynch Corporation has disclaimed any interest in acquiring any currently outstanding shares of the Company's stock from existing shareholders. The Company is evaluating the merits of this unsolicited proposal but has not reached any conclusions.


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

                                       Hector Communications Corporation

                                       By  Charles A. Braun
                                           Charles A. Braun
                                           Chief Financial Officer
Date:  November 13, 1997


                              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                         EXHIBIT 11
                                              CALCULATION OF EARNINGS PER SHARE

                                                             Three Months Ended September 30    Nine Months Ended September 30
                                                              ------------------------------    -----------------------------
Primary:                                                            1997             1996             1997             1996
-------                                                       -------------    -------------    -------------   -------------

Net income                                                    $     695,766    $     293,508    $   1,906,603   $     897,036
                                                              =============    =============    =============   =============

Common and common equivalent shares:
  Weighted average number of common shares outstanding            1,904,900        1,881,417        1,898,713       1,880,671
  Dilutive effect of convertible preferred shares outstanding       378,100          389,487          378,100         389,487
  Dilutive effect of warrants outstanding after
    application of treasury stock method                              1,236
  Dilutive effect of stock options outstanding after
    application of treasury stock method                             40,581           18,652           30,004          12,398
  Weighted average number of unallocated shares
    held by employee stock ownership plan                           (11,817)         (18,556)         (11,817)        (18,556)
                                                              -------------    -------------    -------------   -------------
                                                                  2,313,000        2,271,000        2,295,000       2,264,000
                                                              =============    =============    =============   =============

Net income per common and common equivalent share             $         .30    $         .13    $         .83   $         .40
                                                              =============    =============    =============   =============

Fully Diluted:
-------------

Net income                                                    $     695,766    $     293,508    $   1,906,603   $     897,036
Interest on convertible debentures, net of tax (1)                  189,654                           568,962
                                                              -------------    -------------    -------------   -------------
  Adjusted net income                                         $     885,420    $     293,508    $   2,475,565   $     897,036
                                                              =============    =============    =============   =============

Common and common equivalent shares:
  Weighted average number of common shares outstanding            1,904,900        1,881,417        1,898,713       1,880,671
  Assumed conversion of convertible debentures
    into common stock (1)                                         1,423,125                         1,423,125
  Dilutive effect of convertible preferred shares outstanding       378,100          389,487          378,100         389,487
  Dilutive effect of warrants outstanding after
    application of treasury stock method                             10,421                            10,421
  Dilutive effect of stock options outstanding after
    application of treasury stock method                             54,464           18,652           54,464          12,398
  Weighted average number of unallocated shares
    held by employee stock ownership plan                           (11,817)         (18,556)         (11,817)        (18,556)
                                                              -------------    -------------    -------------   -------------
                                                                  3,759,193        2,271,000        3,753,006       2,264,000
                                                              =============    =============    =============   =============

Net income per common share - assuming full dilution          $         .24    $         .13    $         .66   $         .40
                                                              =============    =============    =============   =============

---------------------------------------------------------------------------------------------
(1)   The  effect  of the  convertible  debentures  on net  income  per share is anti-dilutive for the 1996 periods.