Form 10-K
period 1997-12-31
HECTOR COMMUNICATIONS CORP
filed 1998-03-31
CIK 863437

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

           Minnesota                                       41-1666660
----------------------------------                     --------------------
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

                               Title of each class
                          Common Stock, $.01 par value
                      8.5% Convertible Debentures due 2002

Securities registered pursuant to Section 12(g) of the Act:  None

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17,237,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 19, 1998.

As of March 19, 1998 there were outstanding 2,099,226 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1998 is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I.

ITEM 1.  BUSINESS

[a]    GENERAL DEVELOPMENT OF BUSINESS

       Hector Communications Corporation ("HCC" or "Company") is a diversified telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, is principally engaged in providing local telephone service. At December 31, 1997, the Company's wholly and majority owned telephone subsidiaries (generally referred to as "local exchange carriers" or "LECs") served approximately 32,700 access lines and provided telephone service to 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. In addition, at such date, through its cable television subsidiaries and two LEC subsidiaries, the Company provided cable television services to approximately 8,300 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in entities providing wireless telephone and other telecommunications related services.

       Since becoming a publicly-held company in 1990, HCC has owned and operated five wholly owned local exchange company subsidiaries which served 6,700 access lines at December 31, 1997. On April 25, 1996, HCC, through its 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), acquired Ollig Utilities Company ("Ollig"), a privately owned telecommunications holding company for $80 million. At the time of the acquisition, Ollig subsidiaries served approximately 25,000 access lines and 3,400 cable television subscribers in Minnesota, Iowa, North Dakota and South Dakota. In addition to the Company's 68% ownership position, the remaining interests in Alliance are owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The  Company  operates  in two  business  segments,  operation  of  local exchange telephone companies and cable television. Information regarding industry segments is provided in Note 11 to the financial statements found under
Item 8 of this report.


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

       The following chart presents the number of access lines served by the Company's wholly owned LEC subsidiaries at December 31, 1997, 1996 and 1995 and by the LEC subsidiaries of Alliance at December 31, 1997 and 1996:

Telephone Company                                                               Access Lines*
                                                                                 December 31
                                                                   1997               1996                1995
                                                              -----------         -----------        ---------

Arrowhead Communications Corporation                                749                748                 738
Eagle Valley Telephone Company                                      685                678                 659
Granada Telephone Company                                           275                276                 263
Pine Island Telephone Company                                     2,919              2,775               2,663
Indianhead Telephone Company                                      2,076              2,057               2,008
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     12,023             11,852
       Sleepy Eye Telephone Company                               5,998              5,814
       Sioux Valley Telephone Company                             5,457              5,355
       Hills Telephone Company                                    2,545              2,465
                                                              ----------          --------
                                                                 32,727             32,020               6,331
                                                              ==========          ==========         =========

------------------------------------
* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

       The Company's policy, insofar as possible, is to maintain local management in each of its local exchange carrier subsidiaries. The Company provides its LEC subsidiaries with centralized purchasing, general management and other services. These services afford the subsidiaries expertise in the following areas: finance, accounting and treasury services, marketing, customer service, traffic, engineering and construction, customer billing, rate administration, credit and collection, and development of administrative and procedural practices.

Regulation

       The LEC subsidiaries are subject to regulation by Minnesota, South Dakota, Iowa and Wisconsin regulatory agencies with respect to intrastate toll rates, intrastate access charges billed to intrastate IXCs, service areas, service standards, accounting and related matters. In some cases, local rates, rate of return, depreciation rates, construction plans and borrowings and certain other financial transactions may be subject to regulatory approval. Local service rates are not directly determined by regulatory authorities, but are limited by regulation of these other areas. The Company has sought and will continue to seek appropriate increases in local and other service rates and changes in rate structures to achieve reasonable rates and earnings.

       A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. Companies choosing alternative regulation agree not to increase rates for two years (other than in extraordinary circumstances) and are not subject to rate of return review by the Public Utilities Commission for the same period. All of the Company's Minnesota based LEC subsidiaries elected to be covered by alternative rate regulation election effective January 1, 1996. Local rate increases after January 1, 1998 are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review.

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

       A number of the telephone subsidiaries recover a portion of their costs via interstate and intrastate support mechanisms. Reevaluation and probable modification of these mechanisms is expected. The interstate universal service fund, which is administered by NECA, has been capped and indexed as an interim measure pending regulatory proceedings. Interstate universal service fund support accounted for $656,000, $617,000 and $484,000 of the Company's network access revenues in 1997, 1996 and 1995, respectively. The Telecommunications Act of 1996 includes provisions to widen the base of providers contributing support for universal service, but also requires development of new mechanisms and eligibility criteria. There is no assurance cost recovery through direct and indirect interstate mechanisms will remain at current levels.

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

Construction and Development Program

       The Company's policy is to upgrade the plant and equipment of its local exchange carrier subsidiaries to maintain modern, high quality telephone service. Plant additions are made to upgrade service, replace existing facilities and provide for service expansions. This program also allows the Company to improve service, increase revenues and reduce costs by taking advantage of technological developments in the telecommunications industry. The Company has converted 100% of its access lines to digital switching technology and is installing high-capacity fiber optic cable facilities where appropriate. Financing for the telephone construction program is expected to come from internally generated funds, supplemented by long-term financing from federal financing programs.

Federal Financing Programs and Other Financing Sources

       The Company's primary sources of long-term financing for additions to telephone plant and equipment have been the Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB). The RUS has made long-term loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. Since October 1, 1991 the RUS is also authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds under loan applications approved prior to October 1, 1991 at interest rates based on the RTB's average cost-of-money. For RTB loan applications approved after October 1, 1991, advances are at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans.

         Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the LEC subsidiaries to the Company is limited by certain financial covenants set forth in the mortgages.

         The LEC subsidiaries have applied for and, in 1997, received approval for additional loans totaling $14,888,000 from RUS and RTB to meet their respective capital requirements . At December 31, 1997, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $17,478,000 to finance specific construction activities in future years. However, there is no assurance the Company will be able to draw down funds on these loans and no guarantee the loan terms or interest rates will be acceptable to the Company. If the Company is unable to borrow funds through the RUS and RTB programs and the LEC subsidiaries were to borrow instead from conventional lenders, the cost of new loans might increase significantly.

         In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. The face amount of the loan was $55,250,000. The loan is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The Company has fixed interest rates on this loan for periods ranging from one to ten years at rates averaging 7.4%. The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March, 2011.

         In 1996, the Company and one of its cable television subsidiaries, North American Communications Corporation, negotiated a loan agreement with the St. Paul Bank for Cooperatives to provide additional financing for the acquisition of Ollig Utilities Company. The outstanding loan balance at December 31, 1997 was $4,000,000. The loan is payable in quarterly installments of $143,000, with a final balloon payment due December 31, 2001. Interest rate on the loan, which varies according to St. Paul Bank's cost of money, was 8.0% at December 31, 1997. The loan is secured by a pledge of the assets of North American and the stock of one of the Company's telephone subsidiaries.

         St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1997 was $2,749,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. Approximately 30% of the patronage refund is received in cash, with the balance in stock of St. Paul Bank. The patronage refund is shown in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds will be in future years.

       In February 1995, the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. As of February 15, 1997, the Company has the right to call the debentures at a price (depending on the trading price of the Company's common stock) ranging from 100% to 104% of par. The debentures include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of senior indebtedness owed by the Company to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000. The underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are currently exercisable and expire February 15, 2000. The offering proceeds were used to pay down debt associated with cable television acquisitions, finance cable television plant additions, purchase additional cable television systems and as a portion of HCC's equity contribution to Alliance to acquire Ollig Utilities Company.


Competition

         In February 1996, President Clinton signed into law the Telecommunications Act of 1996. The new law represents the biggest change in legislation governing local service since Congress imposed federal regulation and established the FCC in 1934. Under its provisions, the monopoly on local service enjoyed by LECs is eliminated and LECs must allow competitors access to the local network facilities. Among other provisions, the new law mandates changes in the rules governing universal service supports, permits LECs to enter the long distance business, and changes many of the provisions of the 1984 consent decree which broke apart AT&T and still restricts the activities of AT&T and the Regional Bell Operating Companies. The final results of the changes made by the new law will not be known for some time until new rule making by the FCC and state regulatory agencies is complete. Several provisions of the new law are also being contested in the courts, making applications of the new law subject to the judicial process. The Company is monitoring developments regarding the new regulatory climate closely, and expects its operations will be materially affected by the new rules, but cannot predict what effect the new law and regulations adopted pursuant to the new law will have on its business.

         Prior to passage of the new telecommunications law, a series of FCC, court and state regulatory agency decisions had served to introduce competition into many sectors of the telephone industry, including interstate and intrastate long distance services, special access services and customer premises equipment. The Company is presently the only provider of local telephone service in the areas it serves. The Company does not know to what extent it will be subject to local competition in the markets it serves in the new regulatory environment created by the new telecommunications law. Technological developments in competing technologies such as wireless telephone, digital microwave, coaxial cable, fiber optics and other wireless and wired technologies may result in other forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of small communities and rural areas served by the Company's telephone subsidiaries.

         Certain providers and users of long distance service may seek to bypass LEC switching services and local distribution facilities, particularly if these services are not strategically priced. There are many ways these customers may bypass the Company's switching services. Users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Certain interexchange carriers provide services which allow users to divert their traffic from the LEC's usage sensitive services to flat-rate services. Users may also choose to use wireless telephone service to bypass the LEC's switching service. The Company's telephone subsidiaries have experienced only a small loss of traffic due to bypass. The Company and the local exchange carrier industry are seeking to address bypass problems by advocating flexible pricing, including reduced pricing of access and long distance services where appropriate.

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

Wireless Telephone Services
         Cellular telephone services provide high quality, high capacity communications to and from vehicle mounted or hand held radio telephones ("cellular telephones"). Cellular technology is a major improvement over earlier mobile telephone technologies. Cellular telephone systems are designed to allow for maximum mobility of the customer. In addition to mobility, cellular telephone systems provide access through system interconnects to local, regional, national and worldwide telecommunications networks. Cellular telephone systems also offer a full range of ancillary services such as conference calling, call waiting, call forwarding, voice mail, facsimile and data transmission.

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

         At December 31, 1997, the Company was an investor in limited partnerships and limited liability corporations which provide cellular telephone service in five RSAs in Minnesota, one RSA in North Dakota, the Rochester, Minnesota MSA and the Sioux Falls, South Dakota MSA and serve approximately 90,000 customers. The Company accounts for these investments using the equity method. Income recognized on these wireless investments was $1,580,000, $502,000, and $126,000 in 1997, 1996 and 1995, respectively. The following table provides the Company's percentage of ownership in each venture and the Company's proportionate share of the population served by each venture at December 31,
1997:

                                                              Total                                   Company's
                                                           Population            Percent              Share of
Name of Venture                  Service Area            Equivalents(1)         Ownership            Total POPs

Midwest Wireless                 Rochester, MN MSA            948,000              9.78%                92,714
  Communications LLC             and MN RSAs  7, 8,
                                 9, 10 and 11

Sioux Falls Cellular, Ltd.       Sioux Falls, SD MSA          120,000             12.25%                14,700

Red River Cellular, Inc.         ND RSA 3                      92,000              1.60%                 1,472

------------------------------------------------------------------
(1)   Estimated population based on the 1990 United States Census.

         The Company is also an investor in Rural Cellular Corporation ("RCC"), a publicly traded company providing cellular telephone services in Minnesota and New England. In February, 1996, RCC completed an initial offering of its common stock to the public. As part of the offering, HCC sold 61,133 shares of RCC and recorded a gain on sale of $485,000. In June, 1997, HCC sold an additional 161,469 shares of RCC and recorded a gain on sale of $1,464,000. At December 31, 1997, the Company owned 2.4% of RCC's common stock.

         In addition to competition between the two cellular licensees in each territory, competition for wireless customers includes competing communications technologies such as conventional land-line and mobile telephone, SMR systems and radio paging. In addition, emerging technologies such as enhanced specialized mobile radio ("ESMR"), mobile satellite communications systems, second generation cordless telephones ("CT-2") and personal communications services ("PCS") offer competition with cellular services.

         The Company owns 11.66% of Wireless North, a consortium of three limited partnerships and one limited liability corporation which have acquired 16 licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company has invested $510,000 of cash and guaranteed debt of $1,373,000 in these entities. The PCS systems are in start-up mode and have not been profitable to date. Losses recorded by the Company on its PCS investments were $435,000 and $73,000 in 1997 and 1996, respectively. The Company has committed to providing $1,486,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

         There are a number of recent technological developments in the wireless telephone industry. Currently most cellular telephone systems use equipment which processes information digitally but does radio transmission on an analog basis. Digital radio technology offers advantages, including less transmission noise, greater system capacity and lower incremental costs for additional customers. The conversion from analog to digital radio technology was expected to take a number of years, but is being accelerated by competition from digital PCS systems.

         The wireless telephone industry is characterized by high initial fixed costs. Accordingly, when system revenues less variable operating costs exceed fixed costs, the system should generate an operating profit. Wireless profits, if any, are dependent on service prices and variable marketing costs which are affected by the amount and extent of competition. Until technological limitations on total capacity are approached, additional wireless system capacity can normally be added in increments that closely match demand and cost proportionately less than the initial fixed costs.

         The licensing (including renewal of licenses), construction, operation, sale, interconnection arrangements and acquisition of wireless systems are regulated by the FCC and various state public utility commissions. Changes in the regulation of wireless operators or their activities and of other mobile service providers (such as the recent FCC issuances of PCS licenses) could have a material adverse effect on the Company's investment in wireless operations.


Other Telecommunications Investments
         The Company also has investments in several other telecommunications related businesses, including an 11.7% ownership interest in Minnesota Equal Access Network Services, Inc. ("MEANS"). MEANS was formed in 1988 to bring state-of-the-art telecommunications to rural areas of Minnesota. MEANS is owned by shareholders who represent more than two-thirds of the local exchange carriers in Minnesota. MEANS operates a fiber optic communications network linking communities throughout the state, including all the major metropolitan areas. MEANS also provides long-distance telecommun-ications services to business and residential customers in rural Minnesota. These services include toll-free telephone numbers providing access from anywhere in the Unites States and Canada, cellular telephone service, prepaid calling cards, video conferencing and internet access.



(3)    Cable Television Operations

       The Company,  through its cable  television  and local  exchange  carrier subsidiaries, owns and operates 34 cable television systems serving approximately 8,300 subscribers in 51 communities in Minnesota, South Dakota and Wisconsin. All of its cable television systems offer one or more channels of premium programming, featuring motion pictures which are presented without commercial interruption.

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

(4)    Employees

       At March 1, 1998, the Company had 135 employees, of which 120 employees work in the telephone operations, 10 work in cable television and 5 hold administrative positions. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(5)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 1998 were as follows:

       Name                       Age                    Position

       Curtis A. Sampson           64            Chairman of the Board and Chief
                                                 Executive Officer

       Steven H. Sjogren           55            President and Chief Operating
                                                 Officer

       Paul N. Hanson              51            Vice President and Treasurer

       Charles A. Braun            40            Chief Financial Officer


       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms. Each officer above has served the Company in the indicated capacity since 1990.

     Mr. Sjogren devotes his full time to the Company's business. Messrs. Sampson, Hanson and Braun each devote approximately 40% of their working time to the Company's business with the balance devoted to management responsibilities at Communications Systems, Inc. ("CSI"), a diversified telecommunications holding company also located in Hector, Minnesota, for which they are separately compensated by CSI.

[d]    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
       EXPORT SALES

       Not Applicable.

ITEM 2.   PROPERTIES

       Telephone property consists mainly of central office switching equipment, together with the land and buildings in which such equipment is housed, and connecting lines which consist of aerial and underground cable, conduit, and poles and wires, substantially all of which are located within the Company's operating territories. Substantially all of the customer-leased telephones and related terminal equipment, including private branch exchanges and a small amount of connecting lines, are located on customers' premises. These telephones and related equipment constitute approximately 1% of the Company's telephone property. The lines, which connect customers' premises with central offices, constitute approximately 54% of telephone plant. These facilities are located under or above public rights of way or land owned, for the most part, by others pursuant to consents of various governmental bodies or to leases, permits, easements, agreements or licenses, express or implied through use without objection by the owners.

       Central office switching equipment represents approximately 30% of the Company's telephone property in service. Land, buildings, data processing equipment, service vehicles and construction equipment constitute the remaining 15%. The Company owns substantially all the land and buildings in which its central office equipment is located. HCC's principal general offices, administrative services department and business office are located in Hector, Minnesota and leased to HCC from CSI.

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

       See Note 6 of "Notes to Consolidated Financial Statements for additional information regarding pledged assets.

ITEM 3.  LEGAL PROCEEDINGS

       No material litigation or other claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is currently being traded on the American Stock Exchange. Prior to February, 20, 1998, the Company's common stock traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

       The table below presents the range of high and low trading prices for the Company's stock for each period as reported by NASDAQ.

                         ______1997______                  ______1996______
Quarter                High              Low            High               Low

First                 $8.50            $7.25           $8.75             $6.38
Second                 9.75             7.38            8.50              6.00
Third                 10.50             7.88            8.38              6.88
Fourth                10.13             8.50            8.00              7.00

[b]    HOLDERS

         At March 1, 1998 there were approximately 1,100 holders of record of Hector Communications Corporation common stock.

[c]    DIVIDENDS

       HCC has not paid cash dividends on its common stock or preferred stock since it began operating as a public company in 1990, nor does HCC have any obligations to pay dividends on its preferred stock. At the present time, HCC intends to retain earnings to finance the expansion of its business, and does not anticipate any cash dividends will be paid in the foreseeable future. The financing agreements between HCC's subsidiaries and their lenders restrict their ability to pay dividends to HCC, thereby limiting HCC's ability to pay dividends to its shareholders. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 6 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (in thousands except per share amounts)

                             Year Ended December 31
                                                                    -------------------------------------------------------------
                                                                           1997        1996        1995         1994        1993
---------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 28,866    $ 20,658     $ 5,844      $ 5,740     $ 5,354
Costs and Expenses                                                       19,113      14,066       4,992        4,175       4,037
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                          9,753       6,592         852        1,565       1,317

Other Income (Expenses), net                                             (3,367)     (3,518)       (980)       2,055        (394)
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                         6,386       3,074        (128)       3,620         923

Income Tax Expense (Benefit)                                              2,867       1,540         (51)       1,415         354
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Minority Interest                                    3,519       1,534         (77)       2,205         569

Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                            798         325
---------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
  Change in Accounting Principle                                          2,721       1,209         (77)       2,205         569
Cumulative Effect of Change
  in Accounting Principle                                                                                                     51
---------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                       $ 2,721     $ 1,209       $ (77)     $ 2,205       $ 620
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Basic Net Income (Loss) Per Common Share:
  Before Cumulative Effect of Change
    in Accounting Principle                                              $ 1.44       $ .65      $ (.04)      $ 1.18       $ .27
  Cumulative Effect of Change in
    Accounting Principle                                                                                                     .02
---------------------------------------------------------------------------------------------------------------------------------
       Basic Net Income (Loss) Per Share                                 $ 1.44       $ .65      $ (.04)      $ 1.18       $ .29
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Diluted Net Income (Loss) Per Common Share:
  Before Cumulative Effect of Change
    in Accounting Principle                                               $ .93       $ .53      $ (.04)       $ .97       $ .25
  Cumulative Effect of Change in
    Accounting Principle                                                                                                     .02
---------------------------------------------------------------------------------------------------------------------------------
       Diluted Net Income (Loss) Per Share                                $ .93       $ .53      $ (.04)       $ .97       $ .27
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Average Shares Outstanding:
  Common shares only                                                      1,893       1,870       1,866        1,863       2,162
  Common and potential common shares                                      3,732       3,694       1,866        2,266       2,269
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Selected Balance Sheet Information

Working Capital                                                         $ 8,504     $ 1,307     $ 9,679      $ 4,740     $ 2,202
Property, Plant and Equipment, net                                       45,927      47,039      14,609       13,019      12,894
Excess of Cost Over Net Assets Acquired, net                             51,170      52,510         907          839         723
Total Assets                                                            139,291     137,348      33,518       22,749      21,173
Long-Term Debt                                                           97,793      96,127      22,096       10,528      10,797
Stockholders' Equity                                                     14,447       9,946       8,134        8,230       6,006
---------------------------------------------------------------------------------------------------------------------------------

All net income per share numbers from prior years have been restated to comply with the provisions of SFAS No.
128, "Earnings Per Share".  All potential common shares are anti-dilutive for 1995 and are excluded from calculation of net income per share

Operating results for 1996 include the operations of Ollig Utilities Company from the April 25, 1996 purchase date.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. Effective April 25, 1996, a new 68% owned subsidiary of the Company, Alliance Telecommunications Corporation ("Alliance"), acquired Ollig Utilities Company ("Ollig") for $80,000,000. At December 31, 1997, the Company's wholly and majority owned subsidiaries provided telephone service to 32,700 access lines in 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 8,300 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in businesses providing cellular telephone and other telecommunications related services.

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

       LECs also sell and lease customer premise telephone equipment, provide inside wiring services and custom calling features, provide internet access and sell and lease other facilities for private line, teletype, data transmission and other communications services. LECs also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LECs service area.

       The Company's cable television revenues are derived almost exclusively from monthly fees for basic and premium services.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, billing and collection services, nonregulated telephone activities and cable television operations for the last three years:

                                                                        Year Ended December 31
                                                          ------------------------------------------------
                                                              1997               1996                 1995
                                                          -----------        ----------          ---------
       Local network                                          16.9%              17.8%                18.4%
       Network access                                         58.0               55.8                 59.5
       Nonregulated telephone activities                      13.3               13.0                  4.9
       Billing and collecting                                  3.5                4.3                  3.9
       Cable television                                        8.3                9.1                 13.3
                                                          -----------       -----------          ---------
                                                             100.0  %           100.0%               100.0%
                                                          ===========       ==========           ==========

1997 Compared to 1996

       Consolidated revenues increased 40% to $28,866,000. Most of the increase was due to the 1996 acquisition by Alliance Telecommunications Corporation of Ollig Utilities Company. The operations of Alliance, which are substantially larger than those of HCC prior to the acquisition, had a huge impact on operating results. 1997 results include twelve months of Alliance operations compared to just eight months included in 1996. The following table shows revenues from Alliance's operations separate from those of HCC.

                                   Alliance Telecommunications Corp.              Hector Communications Corp.
                                   Year Ended        Eight Months Ended             Year Ended  December 31
                                   December 31          December 31
                                      1997                  1996                  1997                  1996
                               ------------------    ------------------    ------------------    -----------------
Local network                 $        3,346,733    $         2,207,217   $         1,519,514   $        1,474,912
Network access                        12,845,426              7,817,153             3,892,682            3,717,729
Billing and collection                   820,540                656,706               209,642              224,908
Nonregulated activities                3,469,234              2,386,360               369,188              303,895
Cable television                       1,027,602                628,988             1,365,804            1,239,653
                               -----------------     ------------------    ------------------    -----------------
                              $       21,509,535    $        13,696,424   $         7,356,830   $        6,961,097
                               =================     ==================    ==================    =================

         Revenues from HCC's operations increased $396,000 or 6%. Revenues from telephone operations increased $270,000, or 5%. Local network revenues increased $45,000 or 3%, due to increases in the number of access lines served. Network access revenues increased $175,000 or 5% due to increased interstate settlements from NECA, which offset lower intrastate access revenues. Billing and collection revenues decreased $15,000 or 7% as IXCs are continuing to reduce their reliance on LECs to provide these services. Revenues from nonregulated sources increased $65,000 or 21% due to increased internet revenues. Cable television revenue increased $126,000 or 10%. The increase was due to increases in subscriber rates and the full year effect of the acquisition of two small cable systems in September, 1996.

         Alliance's 1997 revenues benefited from a one-time retroactive network access settlement of $560,000 received from NECA by one of its subsidiaries. This settlement included $390,000 related to 1995 and 1996 settlements.

       Operating costs and administrative expenses increased $5,047,000 or 36% over 1996. 1997 results include twelve months of Alliance operating expenses compared to just eight months included in 1996. The following table shows operating expenses from Alliance's operations separate from those of the
Company.
                                   Alliance Telecommunications Corp.              Hector Communications Corp.
                                   Year Ended        Eight Months Ended             Year Ended  December 31
                                   December 31          December 31
                                      1997                  1996                  1997                  1996
                               ------------------    ------------------    ------------------    -----------
Plant operations              $        2,714,192    $         1,869,098   $           916,638   $          838,787
Depreciation/amortization              5,336,031              3,493,668             1,973,699            1,934,117
Customer operations                    1,430,676                945,664               243,435              245,277
General and administrative             2,324,079              1,509,010             1,269,042            1,254,197
Other operating                        1,830,921              1,069,148             1,074,244              906,902
                               -----------------     ------------------    ------------------    -----------------
                              $       13,635,899    $         8,886,588   $         5,477,058   $        5,179,280
                               =================     ==================    ==================    =================

       Operating costs and expenses for HCC's operations increased $298,000 or 6%. Expense increases were due to higher maintenance expenses on telephone plant and higher cable television expenses due to the acquisition of two new cable systems in 1996. Consolidated operating income increased $3,162,000, or 48%. Operating income from HCC's operations increased 98,000 or 5%.

       Consolidated interest expense, net of investment income increased $1,463,000. Net interest expense for HCC increased $207,000, reflecting the full year effect of interest on borrowings from St. Paul Bank used in the acquisition of Ollig and reduced income due to decreased cash available for investment. Net interest expense on Alliance increased $1,256,000 due to the full year effect of interest on the acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company. HCC's investment income benefited from gains on sales of marketable securities of $1,496,000 and $688,000 in 1997 and 1996, respectively. Income from wireless telephone investments increased $806,000 or 160%, due primarily to the Company's equity interest in the increased profits of Midwest Wireless LLC. These earnings were more than enough to offset start-up losses of $435,000 incurred by PCS partnerships in which the Company holds equity interests.

       Consolidated income before income taxes increased 108% to $6,386,000. HCC's income before income taxes, excluding Alliance, was $1,745,000 in 1997 compared to $885,000 in 1996. Income tax expense increased to $2,867,000 from $1,540,000 in 1996. The effective income tax rate of 44.9% in 1997 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the acquisition of Ollig ($1,254,000 in 1997) are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $798,000 in 1997 compared to $325,000 in 1996. Net income increased 125% to $2,721,000.

1996 Compared to 1995

       Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation purchased Ollig Utilities Company, a privately owned telecommunications company which served approximately 25,000 telephone access lines and 3,400 cable television customers in Minnesota, Iowa, North
Dakota and South Dakota for $80,000,000. Prior to the acquisition, HCC served approximately 6,300 access lines and 4,200 cable television customers. The operations of Alliance, which are substantially larger than those of HCC prior to the acquisition, had a huge impact on operating results over the last eight months of the year. Consolidated revenues increased $14,813,000 in 1996. The following table shows revenues from Alliance's operations separate from those of
HCC.

                                          Alliance Telecom. Corp.        Hector Communications Corp.
                                           Eight Months Ended         Twelve Months Ended December 31
                                            December 31, 1996               1996                 1995
                                          --------------------     -----------------    -------------
       Local network                        $        2,207,217    $        1,474,912    $        1,076,801
       Network access                                7,817,153             3,717,729             3,474,738
       Billing and collection                          656,706               224,908               228,038
       Nonregulated activities                       2,386,360               303,895               285,355
       Cable television                                628,988             1,239,653               779,391
                                            ------------------    ------------------    ------------------
              Total                         $       13,696,424    $        6,961,097    $        5,844,323
                                            ==================    ==================    ==================

         Revenues from HCC's operations increased $1,117,000 or 19%. Local network revenues increased $398,000 or 37%. The increase was due to local service rate increases imposed in the Wisconsin telephone exchanges in December, 1995 to offset revenue lost to the extended community calling (ECC) program. Network access revenues increased $243,000 or 7% due to increased interstate settlements from NECA. Cable television revenue increased $460,000 or 59%, reflecting the full year impact of the August, 1995 acquisition of cable systems from Lake Cable Partnerships.

       Operating cost and administrative expenses increased $9,074,000 or 182% over 1995. Operating costs and administrative expenses for Alliance operations and HCC operations are presented separately in the following table.


                                          Alliance Telecom. Corp.        Hector Communications Corp.
                                          Eight Months Ended      Twelve Months Ended December 31
                                            December 31, 1996               1996                 1995
                                         --------------------      -----------------    -------------
     Plant operations                       $        1,869,098    $          838,787    $          825,263
     Depreciation and amortization                   3,493,668             1,934,117             1,706,495
     Customer operations                               945,664               245,277               287,185
     General and administrative                      1,509,010             1,254,197             1,520,370
     Nonregulated and miscellaneous                  1,069,148               906,902               652,609
                                            ------------------    ------------------    ------------------
              Total                         $        8,886,588    $        5,179,280    $        4,991,922
                                            ==================    ==================    ==================

       Operating costs and expenses for HCC's operations increased $187,000 or 4%. Expense increases were due primarily to increased operating expenses and depreciation and amortization associated with the Lake Cable acquisition.
Consolidated operating income increased $5,739,000. Operating income from existing operations increased $929,000 or 109%.

       Consolidated interest expense, net of investment income increased $3,800,000. Net interest expense for HCC increased $775,000, reflecting interest on $6,000,000 of short-term borrowing from St. Paul Bank used in the acquisition of Ollig, the full year effect on interest expense of the convertible debentures issued in 1995, and reduced income due to decreased cash available for investment. Interest expense on Alliance consists mainly of a $55,250,000 acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company, and interest on RUS and RTB loans existing prior to the acquisition. HCC's investment income benefited from gains on sales of marketable securities of $687,000 made during the first quarter of 1996. Income from wireless telephone investments increased $377,000 or 299%, due to the Company's increased ownership percentages of these operations due to the Ollig acquisition and also due to the increasing profitability of these operations.

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

Liquidity and Capital Resources

       On April 25, 1996, a newly formed subsidiary of the Company, Alliance Telecommunications Corporation, purchased Ollig Utilities Company for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). Interest rates on this debt have been locked for periods of one to ten years at rates averaging 7.4%. The outstanding balance on this loan at December 31, 1997 was $53,063,000.

       The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of short term borrowing from St. Paul Bank, purchase price deposits made in 1995, and $73,000 of acquisition costs. In 1997, the Company repaid principal of $2,000,000 on the loan and converted the remaining balance into a five year term loan.

       St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. In 1997, as a condition of maintaining its loan, the Company invested an additional $649,000 of cash in the stock of St. Paul Bank. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. Approximately 30% of the patronage refund is received in cash, with the balance in stock of St. Paul Bank. Total investment in the bank was $2,749,000 at December 31, 1997.

         The Company's LEC subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Telephone plant additions in 1997, 1996 and 1995 were $4,262,000, $4,669,000 and $869,000,
respectively.   Telephone  plant  additions  for  1998  are  expected  to  total
$5,371,000 and will provide customers with additional advanced switching services, upgrade the switching system to Year 2000 compliance and expand usage of high capacity fiber optics in the telephone network.



         The Company is an investor in Wireless North, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested $510,000 of cash and guaranteed debt of $1,373,000 in these entities in 1997 and 1996. The PCS systems are in start-up mode and have not been profitable to date. The Company has committed to providing $1,486,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.



       Telephone asset additions have been financed by internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. Proceeds from long-term borrowings by the telephone companies were $2,026,000, $411,000, and $414,000 in 1997, 1996 and 1995,
respectively. The average interest rate on outstanding RUS and RTB loans is 5.6%. Substantially all of the telephone assets are pledged or are subject to mortgages to secure obligations of its LECs to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid to the Company by the LEC subsidiaries is limited by covenants in the mortgages. In 1997, the LEC subsidiaries received approval from the RUS and RTB for new loans to finance future capital additions. At December 31, 1997 unadvanced loan commitments from the RUS and RTB totaled $17,478,000.

       In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock at a rate of 112.5 common shares per $1,000 par value bond. As of February 15, 1997, the Company has the right to call the debentures at a price (depending on the trading price of the Company's common stock) ranging from 100% to 104% of par. The debentures include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of senior debt owed to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000. The underwriters also received warrants to purchase 123,750 shares of common stock at a price of $8.70 per share. The warrants are currently exercisable and expire February 15, 2000. The offering proceeds were used to pay down debt associated with its cable television operation, finance cable television plant additions, purchase additional cable television systems and as a portion of HCC's equity contribution to Alliance to acquire Ollig Utilities Company.

       In December, 1997, the Company sold 171,425 shares of new common stock in a private placement. Proceeds from the sale, net of issue costs, were $1,490,000. Proceeds were used to pay down debt and provide additional working capital.

       Cable television operations have been supported through capital additions and by purchasing additional systems. In 1995, the Company purchased 22 rural Minnesota cable systems, serving approximately 2,000 customers, from Lake Cable Partnership for $2.2 million. In September, 1996, two additional cable systems serving 320 subscribers were acquired for $319,000. In 1997, one small system was acquired for $120,000. Other capital additions to support the Company's cable systems totaled $378,000, $270,000, and $263,000 in 1997, 1996 and 1995,
respectively. Total cable television capital additions for 1998 are estimated at $250,000.

       Cable television provided operating income of $115,000 in 1997 after being unprofitable in earlier years. The operating improvements have been due to the cable acquisitions made in 1995 and 1996, which have allowed the Company to spread its costs over a larger number of subscribers. The cable operations continue to suffer from a lack of scale economies in all its systems, which necessitates a higher than industry average ratio of employees to customers. Continuing improvement of cable operating results depends on increasing the subscriber base, achieving lower operating expense ratios and increasing system revenues.

       Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 1996, the Company received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. The Company also sold 61,133 shares of Rural Cellular Corporation in that company's initial public offering of its common stock in February, 1996. Proceeds to the Company after selling expenses were $554,000. In 1997, an additional 161,469 shares of Rural Cellular Corporation were sold for $1,728,000. At December 31, 1997, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corporation, U.S. West Communications, Inc. and U.S. West Media, Inc. owned by Ollig Utilities Company prior to its acquisition by the Company.

       Cash flows from operating activities were $7,573,000, $6,627,000 and $2,103,000 in 1997, 1996, and 1995, respectively. At December 31, 1997, the
Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $18,241,000 compared to $16,110,000 at December 31, 1996. Working capital at December 31, 1997 was $8,504,000 compared to $1,307,000 at December 31, 1996. The current ratio was 1.9 to 1. By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

Acquisitions

       Alliance Telecommunications Corporation has entered into a definitive agreement to purchase all the outstanding common stock of Felton Telephone Company ("Felton"), a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and U.S. West Media, Inc. Purchase price is $3,650,000, which includes a cash downpayment and seller financing of the balance. The Company is awaiting regulatory approval of the purchase and expects it to be completed in April, 1998.

       Alliance has also entered into a definitive agreement to purchase Spectrum Cablevision Limited Partnership ("Spectrum"). Spectrum serves 4,600 cable television customers in 20 communities in Minnesota and North Dakota, including several communities also served by the Company's telephone subsidiaries. Purchase price is approximately $5,200,000. The Company expects to use its cash reserves and obtain additional outside financing to make this purchase. The Company expects to complete this acquisition in the second quarter of 1998.

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

Year 2000 Issues

         The software used by the Company's data processing and central office equipment was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1997 is abbreviated as "97". Most software using this system does not recognize that the year 2000, abbreviated as "00", follows 1999. This causes computing errors in date sensitive processes. The Company has surveyed its telephone and data processing systems to locate computer systems which may be subject to this error.

         The Company has determined that the central office switching equipment used in its local telephone exchanges to connect customer calls and record telephone usage is not Year 2000 compliant. The Company will be upgrading its equipment in the third and fourth quarters of 1998 to attain compliance. Estimated cost is $658,000. No retirements of equipment currently in service will be required. The Company does not expect Year 2000 problems to cause any interruption of service to customers.

Changes in Accounting Standards

       Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share - takes into effect the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include preferred stock, stock options, warrants and convertible debentures. The calculation of the Company's net income per share is included in Exhibit 11 of this form 10-K.

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

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard will have no effect on the Company's results of operations or financial position.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures from prior periods are required to be restated. Adoption of this standard will have no effect on the Company's results of operations or financial position.

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


                                           /s/ Curtis A. Sampson
                                           ------------------------------------
                                           Curtis A. Sampson
                                           Chairman and Chief Executive Officer


                                           /s/ Charles A. Braun
                                           -------------------------------------
                                           Charles A. Braun
March 27, 1998                             Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                           INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Olsen Thielen & Co., Ltd.
-----------------------------
Olsen Thielen & Co., Ltd.
February 18, 1998
St. Paul, Minnesota


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                         December 31
                                                                                             -----------------------------------
                                                                                                       1997                 1996
                                                                                             --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $ 12,455,399          $ 9,571,879
  Temporary cash investments                                                                        300,000            1,079,900
  Construction fund (Note 6)                                                                         77,690               74,337
  Accounts receivable                                                                             4,003,184            3,965,754
  Materials, supplies and inventories, at average cost                                              542,681              512,114
  Prepaid expenses                                                                                  216,351              160,291
                                                                                             --------------       --------------
      TOTAL CURRENT ASSETS                                                                       17,595,305           15,364,275

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 5)                                               45,927,153           47,038,952

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $3,391,000 and $1,989,000 (Note 1)                                                        51,169,677           52,510,459
  Marketable securities (Note 3)                                                                  5,485,698            5,458,400
  Wireless telephone investments (Note 4)                                                        10,680,655           10,224,910
  Other investments (Notes 1 and 6)                                                               7,231,868            5,246,797
  Deferred debenture issue costs (Note 6)                                                           780,089              969,201
  Other assets (Note 1)                                                                             420,511              535,019
                                                                                             --------------       --------------
      TOTAL OTHER ASSETS                                                                         75,768,498           74,944,786
                                                                                             --------------       --------------

TOTAL ASSETS                                                                                  $ 139,290,956        $ 137,348,013
                                                                                             ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 6)                                  $ 4,770,000         $ 10,047,000
  Accounts payable (Note 10)                                                                      1,591,546            1,860,579
  Accrued expenses                                                                                2,247,972            2,090,639
  Income taxes payable                                                                              481,831               59,015
                                                                                             --------------       --------------
    TOTAL CURRENT LIABILITES                                                                      9,091,349           14,057,233

LONG-TERM DEBT, less current portion (Note 6)                                                    97,793,195           96,127,379

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                                            381,180              526,347

DEFERRED INCOME TAXES (Note 7)                                                                    7,594,092            7,457,907

DEFERRED COMPENSATION (Note 9)                                                                      940,425              987,944

COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                                           9,043,593            8,245,365

STOCKHOLDERS' EQUITY: (Notes 1, 6 and 8)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 378,100 and 389,487 shares issued and outstanding                         378,100              389,487
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    2,079,364 and 1,883,857 shares issued and outstanding                                            20,794               18,839
  Additional paid-in capital                                                                      1,712,954              102,003
  Retained earnings                                                                              11,726,521            9,005,768
                                                                                             --------------       --------------
                                                                                                 13,838,369            9,516,097
  Unearned employee stock ownership shares                                                          (69,724)            (101,312)
  Unrealized gains on marketable securities (Note 3)                                                678,477              531,053
                                                                                             --------------       --------------
    TOTAL STOCKHOLDERS' EQUITY                                                                   14,447,122            9,945,838
                                                                                             --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 139,290,956        $ 137,348,013
                                                                                             ==============       ==============

                                        See  notes  to  consolidated   financial
statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Year Ended December 31
                                                                           -----------------------------------------------------
                                                                                    1997                1996                1995
                                                                           -------------       -------------       -------------
REVENUES:
  Local network                                                            $   4,866,247       $   3,682,129       $   1,076,801
  Network access                                                              16,738,108          11,534,882           3,474,738
  Billing and collection                                                       1,030,182             881,614             228,038
  Nonregulated activities                                                      3,838,422           2,690,255             285,355
  Cable television revenues                                                    2,393,406           1,868,641             779,391
                                                                           -------------       -------------       -------------
    TOTAL REVENUES                                                            28,866,365          20,657,521           5,844,323

COSTS AND EXPENSES:
  Plant operations                                                             3,630,830           2,707,885             825,263
  Depreciation and amortization                                                7,309,730           5,427,785           1,706,495
  Customer operations                                                          1,674,111           1,190,941             287,185
  General and administrative                                                   3,593,121           2,763,207           1,520,370
  Other operating expenses                                                     2,905,165           1,976,050             652,609
                                                                           -------------       -------------       -------------
    TOTAL COSTS AND EXPENSES                                                  19,112,957          14,065,868           4,991,922
                                                                           -------------       -------------       -------------

OPERATING INCOME                                                               9,753,408           6,591,653             852,401

OTHER INCOME (EXPENSES):
  Interest expense                                                            (6,797,354)         (5,399,617)         (1,554,042)
  Partnership and LLC income (Note 4)                                          1,308,346             502,837             125,924
  Investment income                                                              625,582             691,215             645,781
  Gain on sale of marketable securities (Note 3)                               1,495,999             687,947
  Unrealized loss on trading marketable securities (Note 3)                                                             (197,603)
                                                                           -------------       -------------       -------------
    OTHER INCOME (EXPENSES), net                                              (3,367,427)         (3,517,618)           (979,940)
                                                                           -------------       -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES                                              6,385,981           3,074,035            (127,539)

INCOME TAX EXPENSE (BENEFIT) (Note 7)                                          2,867,000           1,540,000             (51,000)
                                                                           -------------       -------------       -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                         3,518,981           1,534,035             (76,539)

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                                        798,228             325,365
                                                                           -------------       -------------       -------------

NET INCOME (LOSS)                                                          $   2,720,753       $   1,208,670       $     (76,539)
                                                                           =============       =============       =============

BASIC NET INCOME (LOSS) ~  PER COMMON SHARE (Note 1)                       $        1.44       $         .65       $        (.04)
                                                                           =============       =============       =============

DILUTED NET INCOME (LOSS) ~  PER COMMON SHARE (Note 1)                     $         .93       $         .53       $        (.04)
                                                                           =============       =============       =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 8):
  Common shares only                                                           1,893,000           1,870,000           1,866,000
  Common and potential common shares                                           3,732,000           3,695,000           1,866,000

                                        See  notes  to  consolidated   financial
statements.

                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year Ended December 31
                                                                          -------------------------------------------------
                                                                                   1997              1996             1995
                                                                          --------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                       $   2,720,753     $   1,208,670     $    (76,539)
  Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
      Depreciation and amortization                                           7,500,078         5,617,722        1,871,969
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                             798,228           325,365
      Gain on sales of marketable securities                                 (1,495,999)         (687,947)
      Noncash patronge refunds                                                 (661,923)         (220,662)
      Income from partnership and LLC investments                            (1,308,346)         (502,837)        (125,924)
      Unrealized losses on investments                                                                             231,830
      Changes in assets and  liabilities  net of effects  from the  purchase  of
        Ollig Utilities, Inc.:
        Decrease in marketable securities                                                       1,499,072          437,521
        Decrease (increase) in accounts receivable                              (37,430)         (408,601)         211,145
        Decrease (increase) in materials, supplies and inventories              (30,567)           75,557          (23,854)
        Decrease (increase) in prepaid expenses                                 (56,060)           (6,057)           6,365
        Increase (decrease) in accounts payable                                (269,033)         (585,734)          55,000
        Increase in accrued expenses                                            157,333           708,528          358,231
        Increase (decrease) in income taxes payable                             422,816          (615,843)        (560,331)
        Decrease in deferred investment tax credits                            (145,167)         (129,000)         (39,000)
        Increase (decrease) in deferred income taxes                             25,394           380,000         (243,000)
        Decrease in deferred compensation                                       (47,519)          (31,679)
                                                                          --------------    --------------    -------------
          Net cash provided by operating activities                           7,572,558         6,626,554        2,103,413

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (4,695,301)       (5,168,997)      (3,123,547)
  Sales of temporary cash investments                                           779,900            94,806
  Sales of marketable securities                                              1,728,115           553,645
  Proceeds from wireless telephone investments                                  792,622           437,371
  Purchases of wireless telephone investments                                   (98,933)         (250,000)        (161,638)
  Decrease (increase) in construction fund                                       (3,353)          100,393           39,336
  Purchases of other investments                                             (1,193,105)       (1,274,443)        (457,250)
  Proceeds from other investments                                                27,667            29,911           17,057
  Increase in excess of cost over net assets acquired                           (61,107)          (88,517)        (141,453)
  Decrease (increase) in other assets                                            12,534           107,198          (51,938)
  Payment for purchase of Ollig Utilities Company,
      net of cash acquired                                                                    (69,189,692)      (2,790,236)
                                                                          --------------    --------------    -------------
         Net cash used in investing activities                               (2,710,961)      (74,648,325)      (6,669,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                              (5,637,184)       (2,607,031)      (1,769,634)
  Proceeds from issuance of notes payable and long-term debt                  2,026,000        63,168,775       13,064,150
  Minority interest in Alliance Telecommunications Corporation                                  7,920,000
  Convertible bond issue costs                                                                                  (1,323,787)
  Purchase of Hector Communications Corporation
    common stock                                                                                                   (30,272)
  Issuance of common stock                                                    1,575,107            21,768           22,872
  ESOP shares allocated (purchased), net                                         58,000            50,000          (11,683)
                                                                          --------------    --------------    -------------
         Net cash provided by (used in) financing activities                 (1,978,077)       68,553,512        9,951,646
                                                                          --------------    --------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,883,520           531,741        5,385,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                9,571,879         9,040,138        3,654,748
                                                                          --------------    --------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  12,455,399     $   9,571,879     $  9,040,138
                                                                          ==============    ==============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                           $   7,316,215     $   4,974,256     $  1,023,041
  Income taxes paid                                                           2,564,157         1,890,825          791,331

                                     See   notes   to   consolidated   financial
statements.



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                   Unearned
                                                                                                   Employee  Unrealized
                                                                            Additional               Stock    Gains on
                                      Preferred Stock      Common Stock       Paid-in   Retained  Ownership  Marketable
                                      Shares   Amount     Shares    Amount    Capital   Earnings     Shares  Securities     Total
                                  --------- ---------  --------- ---------  --------- ----------- ---------- ---------- ------------
BALANCE AT DECEMBER 31, 1994        392,287  $392,287  1,877,850  $ 18,778 $   48,001 $ 7,903,703 $(132,800) $    -     $ 8,229,969
  Net loss                                                                                (76,539)                          (76,539)
  Issuance of common stock under
    Employee Stock Purchase Plan                           3,844        39     22,833                                        22,872
  Purchase of common stock                                (4,200)      (42)      (164)    (30,066)                          (30,272)
  Issuance of common stock in
    exchange for preferred stock     (2,800)   (2,800)     2,800        28      2,772                                             0
  ESOP Shares Purchased,
    net of shares allocated                                                       773               (12,456)                (11,683)
                                  --------- ---------  --------- ---------  --------- ----------- ---------- ---------- ------------
BALANCE AT DECEMBER 31, 1995        389,487   389,487  1,880,294    18,803     74,215   7,797,098  (145,256)       -      8,134,347
  Net income                                                                            1,208,670                         1,208,670
  Issuance of common stock under
    Employee Stock Purchase Plan                           3,563        36     21,732                                        21,768
  ESOP Shares Allocated                                                         6,056                43,944                  50,000
  Unrealized gains on marketable
    securities                                                                                                  531,053     531,053
                                  --------- ---------  --------- ---------  --------- ----------- ---------- ---------- ------------
BALANCE AT DECEMBER 31, 1996        389,487   389,487  1,883,857    18,839    102,003   9,005,768  (101,312)    531,053   9,945,838
  Net income                                                                            2,720,753                         2,720,753
  Issuance of common stock                               171,425     1,714  1,488,255                                     1,489,969
  Issuance of common stock under
    Employee Stock Purchase Plan                           3,695        37     23,126                                        23,163
  Issuance of common stock under
    Employee Stock Option Plan                             9,000        90     61,885                                        61,975
  Issuance of common stock in
    exchange for preferred stock    (11,387)  (11,387)    11,387       114     11,273                                             0
  ESOP Shares Allocated                                                        26,412                31,588                  58,000
  Unrealized gains on marketable
    securities                                                                                                  147,424     147,424
                                  --------- ---------  --------- ---------  --------- ----------- ---------- ---------- ------------
BALANCE AT DECEMBER 31, 1997        378,100 $ 378,100  2,079,364  $ 20,794 $1,712,954 $11,726,521 $ (69,724)  $ 678,477 $14,447,122
                                  ========= =========  ========= =========  ========= =========== ========== ========== ============


                                                                   See  notes to
consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies, two cable companies, an engineering company, and a credit card communications company. At December 31, 1997, the Company's wholly and majority owned subsidiaries provided telephone service to 32,700 access lines in 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 8,300 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its wholly and majority owned subsidiaries ("HCC" or the "Company"). All material intercompany transactions and accounts have been eliminated.

Regulatory accounting: Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). As part of the rate-making process, regulators may require recording of an asset or liability that would not be recognized in an unregulated enterprise. These costs are recovered through rates authorized in the rate-making process. The Company's financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

Accounting estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $5,807,103, $4,305,212 and $1,533,240 for 1997, 1996 and 1995, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from assets and any gains or losses are included in accumulated depreciation.

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method principally over forty years. Amortization included in costs and expenses was $1,401,889, $961,981 and $73,865 in 1997, 1996 and 1995, respectively.

Deferred bond issue costs are the underwriting, legal and accounting fees incurred by the Company in completing its February, 1995 public offering of convertible subordinated debentures. The bond issue costs are being amortized over the seven year life of the bonds (Note 6). Amortization cost included in interest expense was $189,112, $189,112 and $165,474 in 1997, 1996 and 1995,
respectively. Accumulated amortization was $543,698 and $354,586 at December 31, 1997 and 1996, respectively.

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

Other assets are cable television franchises owned by the Company and other deferred charges. Amortization included in expenses was $100,738, $161,417 and $91,530 for 1997, 1996 and 1995, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt payable to the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt owed to RUS and RTB was $30,215,000 and $29,574,000 at December 31, 1997 and 1996, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

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

Net income per share: Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include preferred stock, stock options, warrants and convertible debentures. The calculation of the Company's net income per share is included in
Exhibit 11 of this form 10-K.

Statement of cash flows: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

Effective April 25, 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation, purchased all of the capital stock of Ollig Utilities Company. In the acquisition, the following assets were acquired and liabilities assumed:

Property, plant and equipment                                  $     31,566,292
Excess of cost over net assets acquired                              52,404,243
Wireless telephone investments                                        8,704,392
Marketable securities                                                 4,334,814
Long-term debt                                                      (23,023,316)
Deferred credits                                                     (7,028,096)
Other assets and liabilities                                         13,041,671
                                                               -----------------
  Total purchase price                                               80,000,000
Acquisition costs                                                        72,730
                                                               -----------------
Total acquisition expenditures                                       80,072,730
Less cash and cash equivalents acquired                              (8,092,802)
Less deposits and acquisition costs paid in 1995                     (2,790,236)
                                                              ------------------
Payment for purchase of Ollig Utilities
  Company, net of cash acquired                               $      69,189,692
                                                              ==================

Change of presentation: Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $51,948,000 (including $6,272,000 allocated to wireless telephone investments) which is being amortized on a straight line basis over 40 years. The results of operations of Ollig have been included in the Company's financial results subsequent to April 25, 1996. Unaudited consolidated results of operations on a pro forma basis as though Ollig was acquired January 1, 1996 are as follows:

                                                       Year Ended
                                                    December 31, 1996
                                                   -------------------
Revenues                                            $      27,260,512
Income before minority interest                             1,446,644
Net income                                                  1,097,805
Basic net income per share                          $             .59
Diluted net income per share                        $             .50

Pro forma financial information is not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities obtained by the Company in sales of its investments in wireless telephone partnerships and equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale at December 31, 1997 and December 31, 1996. The Company classified its marketable securities as trading in 1995 and sold the related securities in 1996. The cost and fair values of available-for-sale investment securities was as follows:

                                       Gross         Gross
                                   Unrealized    Unrealized           Fair
                         Cost          Gains        Losses            Value
                    -----------   -----------    ----------     ------------
December 31, 1997   $ 4,449,976   $ 1,035,722    $      -       $  5,485,698
December 31, 1996     4,680,892     1,390,273     (612,765)        5,458,400

Net unrealized gains on marketable securities, net of related deferred taxes, are included in stockholders' equity at December 31, 1997 and 1996 as follows:

                                        Net           Deferred
                                   Unrealized          Income      Stockholders'
                                       Gains            Taxes           Equity
                               --------------    --------------   --------------
December 31, 1997              $    1,035,722    $    (357,245)   $     678,477
December 31, 1996                     777,508         (246,455)         531,053

These amounts have no cash effect and are not included in the statement of cash flows. Net income includes unrealized holding losses on trading marketable securities of $197,603 in 1995.

Gross proceeds from sales of available-for-sale securities were $1,728,000 and $554,000 in 1997 and 1996, respectively. Gross realized gains on sales of these securities were $1,496,000 and $485,000 in 1997 and 1996, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.

Gross proceeds from sales of trading securities were $1,499,000 and $438,000 in 1996 and 1995, respectively. Gross realized gains on these sales were $203,000 in 1996.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

Investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of income or losses. At December 31, 1997, the Company owned 9.78% of Midwest Wireless Communications LLC, which is made up of the former RSA partnerships which served southern Minnesota and the Rochester, Minnesota MSA, 12.25% of Sioux Falls Cellular, Ltd., which serves the Sioux Falls, South Dakota MSA, and 11.66% of Wireless North, a consortium of three limited partnerships and one LLC with licenses to provide personal communications services in Minnesota, Wisconsin, North Dakota and South Dakota. At December 31, 1997, the Company's cumulative share of income from wireless investments was $1,924,000, of which $883,000 was undistributed. The excess of cost over the Company's share of equity in the wireless companies, net of amortization reserves, was $7,174,000 and $7,357,000 at December 31, 1997 and 1996, respectively. Excess cost is being amortized on the straight line method over forty years. Amortization expense (included as an offset to partnership and LLC income) was $182,651 and $117,280 in 1997 and 1996, respectively.

The Company invested $510,000 of cash and guaranteed debt of $1,373,000 in Wireless North in 1997 and 1996. Its PCS systems are in start-up mode and have not been profitable to date. The Company has committed to providing $1,486,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

Income recognized on cellular telephone investments was $1,580,000, $502,000, and $126,000 in 1997, 1996 and 1995, respectively. Losses from PCS investments were $435,000 and $73,000 in 1997 and 1996, respectively. The following table shows the carrying value of the Company's wireless telephone investments at December 31, 1997 and 1996. The Company's ownership percentage at December 31,
1997 is in brackets.
                                                                                   December 31
                                                                   ---------------------------------------
                                                                              1997               1996
                                                                   -------------------  ------------------
Midwest Wireless LLC (9.78%)                                      $          8,741,586  $        7,882,493
Sioux Falls, South Dakota MSA (12.25%)                                       1,931,874           1,958,882
Wireless North (PCS partnerships) (11.66%)                                       2,317             378,578
Red River Cellular (1.6%)                                                        4,878               4,957
                                                                   -------------------  ------------------
       Total                                                      $         10,680,655  $       10,224,910
                                                                   ===================  ==================

Midwest Wireless LLC was created in June, 1996 from the merger of five RSA partnerships serving southern Minnesota and the Rochester, Minnesota MSA. Income recognized from the Company's investment in Midwest Wireless LLC is material to the Company's operating results. The Company is the largest shareholder of Midwest Wireless LLC and has the ability to influence the operating and financial policies of this corporation. Summarized audit information for Midwest Wireless, LLC for 1997 and 1996 is as follows:

                                    Year Ended         Six Months Ended
                                December 31,1997      December 31, 1996
                                ----------------      -----------------
Current assets                     $ 13,622,176            $ 6,211,038
Noncurrent assets                    39,729,609             35,243,820
Current liabilities                   8,403,886              4,299,058
Noncurrent liabilities               15,344,657             17,393,410
Members' equity                      29,603,242             19,762,390
Revenues                             40,284,059             17,982,165
Expenses                             26,660,623             13,970,615
Net income                           13,623,436              4,011,550


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                 Estimated                         December 31
                                                useful life                   1997               1996
                                            ------------------    --------------------  ------------------
         Land                                                         $        556,976    $        546,673
         Buildings                              5-40 years                   5,171,387           5,207,150
         Machinery and equipment                3-15 years                   2,089,598           1,864,666
         Furniture and fixtures                 5-10 years                     471,489             388,466
         Telephone plant                        5-33 years                  50,638,166          47,591,324
         Cable television plant                 10-15 years                  6,190,412           5,869,575
         Construction in progress                                              676,535             232,923
                                                                  --------------------  ------------------
                                                                            65,794,563          61,700,777
         Less accumulated depreciation                                      19,867,410          14,661,825
                                                                  --------------------  ------------------
                                                                      $     45,927,153    $     47,038,952
                                                                  ====================  ==================

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                                 December 31
                                                                              1997               1996
                                                                  --------------------  ------------------
Notes  payable to St.Paul Bank for Cooperatives, payable
  by Alliance Telecommunications Corporation in monthly
  installments, average interest rate of 7.4%,
  due 1998 to 2011                                                $         53,063,200  $       55,250,000
Note payable to St. Paul Bank for Cooperatives,
  payable by cable television subsidiary, interest rate
  of 8.0%, due 1998 - 2001                                                   4,000,000           6,000,000
Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") mortgage notes, payable by telephone company subsidiaries in monthly and quarterly
  installments, average rate of 5.6%, due 1998 to 2026                      32,715,608          32,005,604
Convertible subordinated debentures, payable to
  bondholders, interest rate of 8.5%, due 2002                              12,650,000          12,650,000
Notes payable to former cable television system owners,
  payable annually by cable television subsidiary,
  interest rate of 6%, due 1998                                                134,387             268,775
                                                                  --------------------  ------------------
                                                                           102,563,195         106,174,379
Less current portion                                                         4,770,000          10,047,000
                                                                  --------------------  ------------------
                                                                  $         97,793,195  $       96,127,379
                                                                  ====================  ==================

In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. The face amount of the loan was $55,250,000. The loan is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The Company has fixed interest rates on this loan for periods ranging from one to ten years at rates averaging approximately 7.4%. The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March, 2011.

In 1996, the Company and one of its cable television subsidiaries, North American Communications Corporation, negotiated a loan agreement with the St. Paul Bank for Cooperatives to provide additional financing for the acquisition of Ollig Utilities Company. Face amount of the loan was $6,000,000, payable March 31, 1997. The Company made principal payments of $2,000,000 on this loan in 1997 and converted the remaining balance into a five year term loan with quarterly installment payments. Interest rate on the loan, which varies according to St. Paul Bank's cost of money, was 8.0% at December 31, 1997. The loan is secured by a pledge of the assets of North American and the stock of one of the Company's telephone subsidiaries.

St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1997 was $2,749,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. . The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. Approximately 30% of the patronage refund is received in cash, with the balance in stock of St. Paul Bank. The patronage refund is shown in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds will be in future years.

Substantially all assets of the Company's telephone subsidiaries are pledged as collateral under the RUS and RTB debt agreements. The telephone company subsidiaries also have various restrictions on distributions of capital to the parent company relative to their outstanding indebtedness.

In  February  1995 the  Company  completed  a  public  offering  of  convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. As of February 15, 1997, the Company has the right to call the debentures at a price (depending on the trading price of the Company's common stock) ranging from 100% to 104% of par. The debentures include restrictions on payment of dividends to the Company's shareholders. The debentures are subordinated to $4,000,000 of senior indebtedness owed by the Company to St. Paul Bank. Total value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were approximately $11,300,000.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                         1998                   $4,770,000
                         1999                    4,781,000
                         2000                    5,084,000
                         2001                    6,924,000
                         2002                   17,722,000

The Company is continuing its construction program to upgrade the central office equipment and outside plant of its telephone subsidiaries. Planned expenditures for telephone plant additions in 1998 are $5,371,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements. The Company has unadvanced loan funds available from RUS and RTB of $17,478,000. Planned cable television plant additions and improvements for 1998 are $250,000.

NOTE 7 - INCOME TAXES

Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses
(benefits) consist of the following:
                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1997                1996              1995
                                                          -----------------  ------------------  -----------------
Currently payable taxes:
     Federal                                              $       2,305,000  $          964,000  $         141,000
     State                                                          682,000             325,000             90,000
                                                          -----------------  ------------------  -----------------
                                                                  2,987,000           1,289,000            231,000

Deferred income taxes (benefit)                                      25,000             380,000           (243,000)
Deferred investment tax credits                                    (145,000)           (129,000)           (39,000)
                                                          ------------------ ------------------- ------------------
                                                          $       2,867,000  $        1,540,000  $         (51,000)
                                                          ================== =================== ==================

Deferred tax assets and (liabilities) as of December 31 related to the following:

                                                                   1997               1996
                                                          ------------------  ------------------
     Accelerated depreciation                             $      (6,329,092) $       (6,410,907)
     Alternative minimum tax credits                                 60,000             237,000
     Marketable securities                                       (1,824,000)         (1,724,000)
     Deferred compensation                                          381,000             400,000
     Other                                                          118,000              40,000
                                                          ------------------ -------------------
                                                          $      (7,594,092) $       (7,457,907)
                                                          ================== ===================

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          -------------------------------------------------------
                                                                   1997                1996              1995
                                                          -----------------  ------------------  ----------------
Tax (benefit) at U.S. statutory rate                                 35.0%               35.0%            (35.0)%
Surtax exemption                                                     (1.0)               (1.0)              1.0
State income taxes, net of federal benefit                            7.4                 7.5              11.4
Excess of cost over net assets acquired                               8.3                12.1              15.6  .
Investment tax credits                                               (2.3)               (4.2)            (29.5)
Other                                                                (2.5)                 .7              (3.5)
                                                          -----------------  ------------------  ----------------
Effective tax (benefit) rate                                         44.9%               50.1%            (40.0)%
                                                          =================  ==================  ================

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with a stock option plan (1990 Plan) under which 500,000 shares may be issued to key employees. The plan was effective August 1, 1990 and expires July 31, 2000. The term of the stock options may not exceed ten years. The exercise price of options issued will not be less than fair market value at the time of the grant. Another provision of the 1990 plan automatically grants 1,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten year term and an exercise price not less than fair market value at date of grant.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1997 is as follows:

                                                                                        Average
                                                                         Number of  exercise price
                                                                           shares       per share
Outstanding at December 31, 1994                                           158,900  $        7.15
                  Granted                                                   46,150           7.02
                  Canceled                                                  (3,700)          7.17
                                                                  ----------------- -------------
Outstanding at December 31, 1995                                           201,350           7.12
                  Granted                                                   48,825           6.67
                  Canceled                                                 (38,000)          6.53
                                                                  ----------------- -------------
Outstanding at December 31, 1996                                           212,175           7.12
                  Granted                                                   69,775           7.87
                  Exercised                                                 (9,000)          6.89
                  Canceled                                                 (33,200)          7.69
                                                                  ----------------- -------------
Outstanding at December 31, 1997                                           239,750  $        7.27
                                                                  ================= =============

Exercise prices of outstanding stock options range from $6.50 to $8.50 per share. The weighted average remaining life of outstanding stock options at December 31, 1997 was 2.9 years. Options exercisable at December 31, 1997 are 183,692.

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 3,695, 3,563 and 3,844 for the plan years ended August 31, 1997, 1996 and 1995, respectively. At December 31, 1997 employees had subscribed to purchase an additional 11,942 shares in the current plan cycle ending August 31, 1998.

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

                                                                  Year Ended December 31
                                            --------------------------------------------------------------
                                                        1997                  1996               1995
                                            --------------------  --------------------  ------------------
     Net income                             $          2,579,427  $          1,139,265  $        (115,710)
     Basic net income per share             $               1.36  $                .61  $            (.04)
     Diluted net income per share           $                .89  $                .51  $            (.04)

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions: for 1997 expected volatility of 21.4%, a risk free interest rate of 6.5%, an expected holding period of four years for key employee options and seven years for director options, and no dividend yield. For 1996 and 1995: expected volatility of 21.2%, a risk free interest rate of 6.8%, an expected holding period of four years for key employee options and seven years for director options, and no dividend yield. Pro forma stock-based compensation cost was $141,326, $69,405 and $39,171 in 1997, 1996 and 1995, respectively. Fair value of all options issued was $180,134, $98,040, and $94,439 in 1997, 1996 and 1995, respectively.

In February 1995 the Company completed a public offering of $12,650,000 (par value) convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value bond. If all the outstanding debentures were converted into common stock, they would represent an additional 1,423,125 common shares. The offering's underwriters also received warrants to purchase 123,750 shares of the Company's common stock at a price of $8.70 per share. The warrants are currently exercisable and expire February 15, 2000.

Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. During 1997 and 1995, the Company advanced $2,000 and $62,000, respectively, to the ESOP to purchase the Company's common stock on the open market. Advances bear interest at 85% of prime and are repaid through contributions to the plan. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $60,000, $50,000 and $50,000 for 1997, 1996 and 1995, respectively. At December 31, 1997, the ESOP held 55,748 shares of the Company's common stock, of which 49,696 shares had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 1997, the fair value of unallocated ESOP assets was $69,724.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 10% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 1997, 1996 and 1995 were approximately $121,400, $85,700 and $21,800, respectively.

Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 1997 and 1996 were $166,000 and $128,900, respectively.

Ollig Utilities Company had a deferred compensation agreement with two of its former officers which the Company has assumed. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company incurred no expense under this agreement in 1997 or 1996. Payments made under the agreement in 1997 and 1996 were $47,500 and $31,700, respectively.

NOTE 10 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $264,000, $258,000 and $279,000 in 1997, 1996 and 1995, respectively.

Since 1995, employees of the Company have participated in a joint self-funded medical insurance program with employees of CSI. Costs paid by the Company into this program were $535,000, $157,000 and $140,000 in 1997, 1996 and 1995, respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $357,000 and $307,000 at December 31, 1997 and 1996, respectively.

NOTE 11 - SEGMENT INFORMATION

The Company operates in two business segments: local exchange telephone companies and cable television. Industry segment information is as follows:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1997                1996              1995
                                                          -----------------  ------------------  -----------------
Revenues:
     Telephone                                            $      26,051,145  $       18,529,701  $       5,057,777
     Cable television                                             2,393,406           1,868,641            779,391
     Corporate                                                      421,814             259,179              7,155
                                                          -----------------  ------------------  -----------------
                                                          $      28,866,365  $       20,657,521  $       5,844,323
                                                          =================  ==================  =================
Operating income (loss):
     Telephone                                            $       9,929,345  $        6,644,455  $       1,314,828
     Cable television                                               114,884              (3,357)          (335,447)
     Corporate                                                     (290,821)            (49,445)          (126,980)
                                                          ------------------ ------------------- ------------------
                                                          $       9,753,408  $        6,591,653  $         852,401
                                                          =================  ==================  =================
Identifiable assets:
     Telephone                                            $     131,982,347  $      126,596,360  $      22,298,933
     Cable television                                             5,270,085           5,747,246          4,329,023
     Corporate                                                    2,038,524           5,004,407          6,890,488
                                                          -----------------  ------------------  -----------------
                                                          $     139,290,956  $      137,348,013  $      33,518,444
                                                          =================  ==================  =================
Depreciation and amortization:
     Telephone                                            $       6,517,836  $        4,744,780  $       1,204,614
     Cable television                                               780,916             679,473            455,130
     Corporate                                                      201,326             193,469            212,225
                                                          -----------------  ------------------  -----------------
                                                          $       7,500,078  $        5,617,722  $       1,871,969
                                                          =================  ==================  =================
Capital expenditures:
     Telephone                                            $       4,261,522  $        4,669,171  $         869,243
     Cable television                                               378,426             499,826          2,230,637
     Corporate                                                       55,353                                 23,667
                                                          -----------------  ------------------  -----------------
                                                          $       4,695,301  $        5,168,997  $       3,123,547
                                                          =================  ==================  =================

NOTE 12 - PENDING ACQUISITIONS

       Alliance Telecommunications Corporation has entered into a definitive agreement to purchase all the outstanding common stock of Felton Telephone Company ("Felton"), a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and U.S. West Media, Inc. Purchase price is $3,650,000, which includes a cash downpayment and seller financing of the balance. The Company is awaiting regulatory approval of the purchase and expects it to be completed in April, 1998.

       Alliance has also entered into a definitive agreement to purchase Spectrum Cablevision Limited Partnership ("Spectrum"). Spectrum serves 4,600 cable television customers in 20 communities in Minnesota and North Dakota, including several communities also served by the Company's telephone subsidiaries. Purchase price is approximately $5,200,000. The Company expects to use its cash reserves and obtain additional outside financing to make this purchase. The Company expects to complete this acquisition in the second quarter of 1998.

 (b)  SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                                                Quarter Ended
                                                          ------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
----------------------------------------------------------------------------------------------------------------
                           1997
Revenues                                                      $   6,882    $   6,855    $   7,975       $  7,154
Operating income                                                  1,979        2,190        3,243          2,340
Net income                                                          131        1,080          696            814
Basic net income per share                                    $     .07    $     .58    $     .37       $    .43
Diluted net income per share                                  $     .06    $     .34    $     .24       $    .27


                           1996
Revenues                                                      $   1,666    $   5,165    $   7,218       $  6,609
Operating income                                                    373        1,597        2,497          2,125
Net income                                                          494          110          293            312
Basic net income per share                                    $     .27    $     .06    $     .16       $    .17
Diluted net income per share                                  $     .19    $     .05    $     .13       $    .14

Net income per share for the periods presented above has been restated in accordance with SFAS No. 128.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 19, 1998 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Consolidated Financial Statements

The  following   Consolidated  Financial  Statements  of  Hector  Communications
Corporation and subsidiaries appear at pages 22 to 36 herein:

         Independent Auditors' Report for the years ended
           December 31, 1997, 1996 and 1995

         Consolidated Balance Sheets as of December 31, 1997 and 1996

         Consolidated Statements of Income for the years ended
           December 31, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                   Page Herein
         -----------------------------------------                  ------------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statement
           schedules for the years ended
           December 31, 1997, 1996 and 1995                              42

         Schedule I - Condensed Financial Information
           of Registrant                                                43-45

         Separate financial statements of Midwest Wireless Communications LLC, a
           50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09. 46-58

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)  (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 60 of the sequential numbering system used in this report.

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1997

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 27, 1998                   /s/  Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

         Signature                     Title                           Date

/s/Curtis A. Sampson      Chairman of the Board of Directors,     March 27, 1998
---------------------     Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren      President, Chief Operating Officer,     March 27, 1998
--------------------      and Director
Steven H. Sjogren

/s/Paul N. Hanson         Vice President, Treasurer and           March 27, 1998
--------------------      Director
Paul N. Hanson

/s/Charles A. Braun       Chief Financial Officer and             March 27, 1998
--------------------      Principal Accounting Officer
Charles A. Braun

/s/Charles R. Dickman     Director                                March 27, 1998
---------------------
Charles R. Dickman

/s/James O. Ericson       Director                                March 27, 1998
---------------------
James O. Ericson

/s/Paul A. Hoff           Director                                March 27, 1998
---------------------
Paul A. Hoff

/s/Wayne E. Sampson       Director                                March 27, 1998
-------------------
Wayne E. Sampson

                          Director                                March 27, 1998
-----------------------
Edward E. Strickland

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1997


                   -----------------------------------------
                          FINANCIAL STATEMENT SCHEDULES

--------------------------------------------------------------------------------

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 18, 1998, included the related financial statement schedules as listed in item 14(a)2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 18, 1998

                                  HECTOR COMMUNICATIONS CORPORATION
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                            BALANCE SHEETS
                                                                                  December 31
                                                                       -------------------------------
                                                                                1997              1996
                                                                       -------------     -------------
Assets:
  Cash                                                                 $      49,969     $      57,965
  Investment in subsidiaries                                              27,620,410        24,533,032
  Other current assets                                                        69,056           255,922
  Property, plant and equipment, net                                         134,288           126,265
  Accounts with subsidiaries                                               2,873,495         2,445,201
  Other investments                                                          270,021         1,636,049
  Deferred bond issue costs                                                  780,089           969,201
                                                                       -------------     -------------
Total Assets                                                           $  31,797,328     $  30,023,635
                                                                       =============     =============

Liabilities and Stockholders' Equity:
  Accounts payable                                                     $     146,352     $     166,155
  Other current liabilities                                                  549,759           716,238
  Current portion of long-term debt                                          715,000         6,000,000
  Long-term debt                                                          15,935,000        12,650,000
  Deferred income taxes                                                        4,095           545,404
  Stockholders' equity:
    Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
      Convertible Series A, 378,100 and 389,487
        shares issued and outstanding                                        378,100           389,487
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 2,079,364 and
      1,883,857 shares issued and outstanding                                 20,794            18,839
    Additional paid-in capital                                             1,712,954           102,003
    Retained earnings                                                     11,726,521         9,005,768
    Unearned employee stock ownership shares                                 (69,724)         (101,312)
    Unrealized gains on marketable securities                                678,477           531,053
                                                                       -------------     -------------
Total Liabilities and Stockholders' Equity                             $  31,797,328     $  30,023,635
                                                                       =============     =============


                                            HECTOR COMMUNICATIONS CORPORATION
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                                   STATEMENT OF INCOME

                             Year Ended December 31
                                                                       --------------------------------------------------
                                                                                1997              1996               1995
                                                                       -------------     -------------      -------------
Revenues:
  Sales                                                                $     287,345     $     285,799      $      49,345

Expenses:
  Operating expenses                                                          90,464            80,716            176,325
  Amortization of goodwill                                                    52,126            51,519             50,307
  Gain on sale of marketable securities                                   (1,464,409)         (484,553)
  Interest expense (income), net                                           1,571,655         1,396,393            641,363
  Income tax expense (benefit)                                                24,315          (272,257)          (302,437)
                                                                       -------------     -------------      -------------
    Total expenses                                                           274,151           771,818            565,558

Income (loss) before equity in earnings of
  subsidiaries                                                                13,194          (486,019)          (516,213)

Equity in earnings of subsidiaries                                         2,707,559         1,694,689            439,674
                                                                       -------------     -------------      -------------
Net income (loss)                                                      $   2,720,753     $   1,208,670      $     (76,539)
                                                                       =============     =============      =============



                                            HECTOR COMMUNICATIONS CORPORATION
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                                STATEMENTS OF CASH FLOWS

                             Year Ended December 31
                                                                       --------------------------------------------------
                                                                                1997              1996               1995
                                                                       -------------     -------------      -------------
Cash flows from operating activities:
 Net income                                                            $   2,720,753     $   1,208,670      $     (76,539)
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Gain on sale of marketable securities                                 (1,464,409)         (484,553)
    Equity in earnings of subsidiaries                                    (2,707,559)       (1,694,689)          (439,674)
    Depreciation and amortization                                            304,700           293,601            266,923
    Changes in assets and liabilities:
     Decrease (increase) in other current assets                             186,866          (178,633)            85,932
     Decrease (increase) in accounts with subsidiaries                      (428,294)        1,487,228            436,296
     Increase (decrease) in accounts payable                                 (19,803)          (17,027)           151,486
     Increase (decrease) in other current liabilities                       (166,479)              877           (140,791)
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) operating activities                      (1,574,225)          615,474            283,633

Cash flows from investing activities:
  Purchases of property, plant and equipment                                 (71,485)          (16,286)           (23,666)
  Acquisition costs of stock of affiliate                                                  (12,346,388)        (2,790,236)
  Advance to subsidiaries                                                                                      (3,500,000)
  Dividends from subsidiaries                                                527,444
  Purchases of other investments                                            (169,737)                            (503,583)
  Cash proceeds from other investments                                     1,646,900           715,598
  Decrease in other deferred charges                                                                               82,092
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) investing activities                       1,933,122       (11,647,076)        (6,735,393)

Cash flows from financing activities:
  Issuance of debt                                                                           6,000,000         12,650,000
  Repayment of long-term debt                                             (2,000,000)
  Deferred bond issue costs                                                                                    (1,323,787)
  Purchase of common stock                                                                                        (30,272)
  Issuance of common stock                                                 1,575,107            21,768             22,872
  ESOP shares allocated (purchased), net                                      58,000            50,000            (11,683)
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) financing activities                        (366,893)        6,071,768         11,307,130
                                                                       -------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents                          (7,996)       (4,959,834)         4,855,370

Beginning cash and cash equivalents                                           57,965         5,017,799            162,429
                                                                       -------------     -------------      -------------
Ending cash and cash equivalents                                       $      49,969     $      57,965      $   5,017,799
                                                                       =============     =============      =============

Supplemental disclosures of cash flow information:
  Interest paid                                                        $   1,420,884     $   1,248,308      $     516,906
  Income taxes paid                                                          450,000           300,000            773,307


                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.
                               d/b/a Cellular 2000

                     REPORT ON AUDIT OF FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              FOR THE PERIOD FROM JULY 1, 1996 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996

Report of Independent Accountants


To the Board of Managers
Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000:

We have audited the accompanying statements of financial position of Midwest Wireless Communications L.L.C. d/b/a Cellular 2000 as of December 31, 1997 and 1996, and the related statements of operations, changes in members' equity and cash flows for the year ended December 31, 1997, and the period from July 1, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. d/b/a Cellular 2000 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, and the period from July 1, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 27, 1998

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Statements of Financial Position
as of December 31, 1997 and 1996



                                  ASSETS                                             1997                    1996

Current assets:
     Cash and cash equivalents                                                 $      2,063,280        $      1,318,098
     Marketable securities                                                            5,911,871                       -
     Accounts receivable, less allowance for doubtful
          accounts of $360,122 and $139,996 in 1997 and
          1996, respectively                                                          4,548,991               4,139,568
     Inventories                                                                        770,617                 425,266
     Other                                                                              327,417                 328,106
                                                                               -----------------       -----------------

          Total current assets                                                       13,622,176               6,211,038

Property, cellular plant and equipment, net                                          21,032,370              15,788,685
Investment in Switch 2000                                                             1,466,820               1,949,279
FCC license, net                                                                     16,832,224              17,281,088
Other                                                                                   398,195                 224,768
                                                                               -----------------       -----------------

          Total assets                                                         $     53,351,785        $     41,454,858
                                                                               =================       =================


                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                                2,767,000               1,569,000
     Accounts payable                                                                 2,106,461                 521,069
     Accrued commissions                                                                649,891                 821,311
     Accrued liabilities                                                              2,880,534               1,387,678
                                                                               -----------------       -----------------

          Total current liabilities                                                   8,403,886               4,299,058

Other liabilities                                                                       195,247                       -
Long-term debt                                                                       15,149,410              17,393,410
                                                                               -----------------       -----------------

          Total liabilities                                                          23,748,543              21,692,468

Members' equity                                                                      29,603,242              19,762,390
                                                                               -----------------       -----------------

          Total liabilities and members' equity                                $     53,351,785        $     41,454,858
                                                                               =================       =================


Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Statements of Operations
for the year ended  December  31, 1997 and the period from July 1, 1996 (date of inception) to December 31, 1996

                                                                                    1997                    1996
                                                                                (12 months)             (six months)

Operating revenues:
     Retail service                                                           $     27,785,727        $     11,043,039
     Roamer service                                                                 10,374,827               5,824,188
     Equipment sales                                                                 2,123,505               1,079,355
                                                                              -----------------       -----------------

                                                                                    40,284,059              17,946,582
                                                                              -----------------       -----------------

Operating expenses:
     Operations and maintenance                                                      8,464,911               4,259,858
     Cost of equipment sold                                                          2,988,131               1,598,400
     Depreciation                                                                    3,068,687               1,245,068
     Amortization                                                                      448,864                 210,861
     Selling, general and administrative                                             9,517,110               4,949,103
     Management fees                                                                         -                 702,709
     Home roamer costs                                                                 804,709                 438,582
                                                                              -----------------       -----------------

                                                                                    25,292,412              13,404,581
                                                                              -----------------       -----------------

          Operating income                                                          14,991,647               4,542,001
                                                                              -----------------       -----------------

Other income (expense):
     Equity (loss) earnings on Switch 2000                                            (482,459)                 35,583
     Interest expense                                                               (1,106,380)               (566,034)
     Interest income                                                                   220,628                       -
                                                                              -----------------       -----------------

                                                                                    (1,368,211)               (530,451)
                                                                              -----------------       -----------------

Net income                                                                    $     13,623,436        $      4,011,550
                                                                              =================       =================


Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Statements of Changes in Members' Equity for the year ended December 31, 1997 and the period from July 1, 1996 (date of inception) to December 31, 1996


                                                                                                       Total
                                                    Capital                 Accumulated               Members'
                                                 Contributions                 Income                  Equity


Balance, June 30, 1996                          $     15,750,840          $              -        $     15,750,840

Net income                                                     -                 4,011,550               4,011,550
                                                -----------------         -----------------       -----------------

Balance, December 31, 1996                            15,750,840                 4,011,550              19,762,390

Redemption of units                                       (2,646)                  (24,468)                (27,114)

Distributions to members                                       -                (3,755,470)             (3,755,470)

Net income                                                     -                13,623,436              13,623,436
                                                -----------------         -----------------       -----------------

Balance, December 31, 1997                      $     15,748,194          $     13,855,048        $     29,603,242
                                                =================         =================       =================


Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Statements of Cash Flows
for the year ended  December  31, 1997 and the period from July 1, 1996 (date of inception) to December 31, 1996

                                                                                         1997                   1996
                                                                                      (12 months)           (six months)

Cash flows from operating activities:
     Net income                                                                    $       13,623,436      $      4,011,550
     Adjustments to  reconcile  net  income to net cash  provided  by  operating activities:
          Provision for bad debts                                                             769,330               364,245
          Depreciation                                                                      3,068,687             1,245,068
          Amortization                                                                        448,864               210,861
          Equity loss (earnings) on investments in Switch 2000                                482,459               (35,583)
          Accretion of discount                                                              (106,506)                    -
          Changes in assets and liabilities:
               Accounts receivable                                                         (1,178,753)           (4,384,193)
               Inventories                                                                   (345,351)             (425,266)
               Accounts payable                                                             1,166,996               324,740
               Accrued liabilities                                                          1,321,436             1,893,576
               Other                                                                          195,936              (106,518)
                                                                                   -------------------     -----------------

          Net cash provided by operating activities                                        19,446,534             3,098,480
                                                                                   -------------------     -----------------

Cash flows from investing activities:
     Payments for property, cellular plant and equipment                                   (7,893,976)           (2,466,775)
     Purchases of marketable securities                                                   (10,805,365)                    -
     Proceeds received upon maturity of marketable securities                               5,000,000                     -
     Other                                                                                   (173,427)              (97,536)
                                                                                   -------------------     -----------------

          Net cash used in investing activities                                           (13,872,768)           (2,564,311)
                                                                                   -------------------     -----------------

Cash flows from financing activities:
     Payments on long-term debt                                                            (1,046,000)                    -
     Distributions to members                                                              (3,755,470)                    -
     Redemption of units                                                                      (27,114)                    -
                                                                                   -------------------     -----------------

          Net cash used in financing activities                                            (4,828,584)                    -
                                                                                   -------------------     -----------------

Net change in cash and cash equivalents                                                       745,182               534,169

Cash and cash equivalents, beginning of period                                              1,318,098               783,929
                                                                                   -------------------     -----------------

Cash and cash equivalents, end of period                                           $        2,063,280      $      1,318,098
                                                                                   ===================     =================

Supplemental disclosure:
     Cash paid during the year for interest                                        $        1,116,505      $        328,520
                                                                                   ===================     =================

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements


1.   Organization and Significant Accounting Policies:

     Organization:

     Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

     Effective June 29, 1996, pursuant to the Consolidation Agreement dated May 16, 1995, the following entities combined and contributed substantially all their assets and liabilities to the Company in exchange for all 1,000,000 ownership units of the Company: Cellular Seven Partnership, Hiawathaland Cellular Limited Partnership, Marshall Cellular Partnership, Minnesota RSA #9 Limited Partnership and Minnesota RSA #10 Limited Partnership (the Partnerships). Units were assigned to the Partnerships based upon their pro rata share of fair market values of the assets contributed as determined by an appraisal performed as of January 1, 1995. This transaction was accounted for using the pooling of interests method of accounting, and as such, the Company recorded the assets and liabilities contributed by the Partnerships at carrying value.

     Effective June 28, 1996, the Company acquired all the operating assets of Rochester Cellular Telephone Company, L.P. (RCTC) in exchange for cash totaling $18,846,000. This transaction was accounted for using the purchase method of accounting, and as such, the assets acquired, principally cellular plant and equipment and a FCC license, were recorded at fair value.

     Estimates:

     The Company prepares its financial statements in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the period presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     For the purpose of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

     Marketable Securities:

     Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for accretion of discounts computed under a method which approximates the interest method.

     The marketable securities have maturity dates ranging from January 1998 to August 1998. The market value approximated amortized cost at December 31, 1997. Unrealized gains and losses were not significant.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


1.   Organization and Significant Accounting Policies, continued:

     Cellular Telephone Inventories:

     Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

     Property, Cellular Plant and Equipment:

     Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from three to fifteen years. Property, cellular plant and equipment consists of the following:

                                                                                       1997                     1996


          Land                                                                   $       1,212,608        $       1,188,840
          Plant in service                                                              29,184,958               20,915,824
          Plant under construction                                                       1,273,872                1,254,402
                                                                                 ------------------       ------------------

                                                                                        31,671,438               23,359,066
          Less accumulated depreciation                                                (10,639,068)              (7,570,381)
                                                                                 ------------------       ------------------

                                                                                 $      21,032,370        $      15,788,685
                                                                                 ==================       ==================

     At December 31, 1997 and 1996, accounts payable includes $418,396 and $53,276, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $151,361 and $81,396 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

     Income Taxes:

     No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

     Advertising:

     Advertising costs are expensed as incurred. Total advertising expenses were $1,049,000 and $759,000 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


1.   Organization and Significant Accounting Policies, continued:

     Federal Communications Commission (FCC) License:

     The Company acquired a FCC license to provide cellular service in FCC market NO. 288B in conjunction with the purchase of the Rochester service area. This license was recorded at fair market value and is being amortized on a straight-line basis over 39 years.

     Reclassifications:

     Certain reclassifications have been made to 1996 amounts to conform to the 1997 presentation. These reclassifications had no effect on net income or members' equity.


2.   Investment in Switch 2000:

     Switch 2000 L.L.C. (Switch 2000) is an entity that provides switching and interconnection services to the Company. As a result of the combination described in Note 1, the Company gained ownership and voting interests in Switch 2000 of 54.93% and 45.55%, respectively. Accordingly, this investment is accounted for using the equity method of accounting. Effective with the date of combination, the Company retroactively recorded its share of undistributed earnings of Switch 2000.

     Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 31, 1997. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 is required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company in 1997 were $119,000. The Company had management fees due from Switch 2000 of $18,000 as of December 31, 1997.

     Switch 2000, in turn, allocates management fees and certain other expenses, primarily network costs, to its owners, which include the Company. Amounts billed to the Company totaled approximately $2,879,000 and $2,101,000 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively. The Company had an amount due to Switch 2000 of $227,000 and $78,000 at December 31, 1997 and 1996, respectively.

     The change in the investment relates to the Company's proportionate ownership share of Switch 2000's net (loss) earnings. Switch 2000 had assets of $3,376,866 and $4,519,969 and liabilities of $708,893 and $971,309 at December 31, 1997 and 1996, respectively.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


3.   Members' Capital:

     Members' capital includes capital contributions made by the members and the accumulated income resulting from operations. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the Agreement).
     Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

     Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person as defined in the Agreement.


4.   Debt:

     Long-term debt at December 31, 1997 and 1996 consists of a term note with principal and interest payable quarterly beginning June 30, 1997, with final maturity on March 31, 2004. The note bears interest at a rate equal to the bank's 30 day cost of funds plus 1.25%. This rate is reset on the first business day of each month and was 6.88% and 6.61% at December 31, 1997 and 1996, respectively. The Company has the option to fix the interest rate for periods of up to seven years at rates set forth in the Term Loan Agreement.

     The Term Loan Agreement contains covenants which restrict distributions to members and require the Company to maintain certain minimum levels of equity, as well as debt to operating cash flow and debt service ratios. Substantially all assets of the Company are pledged as collateral under the Agreement.

     Maturities of long-term debt are as follows:

                   1998              $   2,767,000
                   1999                  2,428,000
                   2000                  2,628,000
                   2001                  2,844,000
                   2002                  3,080,000
                Thereafter               4,169,410
                                     -------------
                                     $  17,916,410
                                     =============

     The Agreement also provides for a $10,000,000 line of credit expiring May 31, 1998, which is renewable at the option of the bank. This line of credit bears interest at the varying rates as defined in the Agreement. The Company had no amounts outstanding under this line of credit as of December 31, 1997 and 1996.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


5.   Commitments:

     Future minimum rental payments required under operating leases, principally for real estate related to tower sites, that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows:

                   1998              $     224,219
                   1999                    200,069
                   2000                    195,070
                   2001                    168,627
                   2002                    121,111
                Thereafter                  55,585
                                    --------------
                                     $     964,681
                                    ==============

     Rental expense was $424,554 and $161,093 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

     The Company has entered into an agreement with a third party to purchase certain equipment in the amounts of $5,027,813 and $1,270,000 during 1998 and 1999, respectively.


6.   Cell Site Sharing Agreements:

     Hiawathaland Limited Partnership, one of the combining entities described in Note 1, entered into an agreement in 1993 with a partnership located in Wisconsin, to jointly construct and operate common cellular base station facilities (Cell Sites) in Nelson, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share the costs to construct the Cell Sites, selected ongoing costs of operation and roamer revenues attributable to the Cell Sites. The term of the agreement is for a period of five years unless terminated by mutual agreement of the parties. Additionally, the agreement automatically renews for successive five-year terms unless either party gives prior notice of non-renewal.

     The Company has included its proportionate share of the assets, liabilities, revenues and expenses of the Cell Sites in these financial statements. As of December 31, 1997 and 1996, these assets were approximately $766,000 and $588,000 and liabilities were approximately $2,700 and $6,000, respectively. For the year ended December 31, 1997, and the six-month period ended December 31, 1996, these operating revenues were approximately $521,000 and $279,000 and expenses were $165,000 and $77,000, respectively.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


7.   Management of the Company:

     Under an agreement effective October 25, 1995, the Company contracted with Pacific Telecom Cellular, Inc. (the Manager), formerly North-West Cellular, Inc., to construct, operate and manage the cellular system. All services were provided at cost, including reasonable and necessary overhead expenses of the Manager.

     The management agreement provides for payment of a monthly management fee equal to 3.75% of adjusted income (as defined in the agreement) plus 3.25% of adjusted retail revenue. The agreement expired on December 31, 1996, and was not renewed. During 1997, the Company performed the services formerly provided by the Manager. In 1996, the Manager also engaged other parties, including its affiliates, to provide goods or services directly to the Company. The amount of goods and services provided by the Manager and its affiliates totaled approximately $4,080,000 for the six-month period ended December 31, 1996. Accounts payable includes approximately $248,000 due to the Manager and its affiliates at December 31, 1996. At December 31, 1996, the Manager had collected $468,000 of roamer receivables subsequently remitted to the Company.


8.   Concentration of Credit Risk:

     The Company provides cellular service and sells cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.


9.   Employee Benefits:

     Effective September 1, 1996, the Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k)
     Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of a matching contribution component and a profit sharing component. Participating employees may contribute a maximum of 15% of their annual compensation and the Company will match between 33.33% and 75% of the participant contribution. An eligible employee may begin participating in the plan on the first day of the plan fiscal quarter after date of employment. Company contributions are 100% vested after one year of participation. Employer contributions to this component of the plan were $91,968 and $5,867 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively. The profit sharing component of the plan allows for an annual discretionary contribution to the tax deferred accounts of all eligible employees. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $118,411 and $0 for the year ended December 31, 1997, and the six-month period ended December 31, 1996, respectively.

Midwest Wireless Communications L.L.C.
d/b/a Cellular 2000
Notes to Financial Statements, Continued


9.   Employee Benefits, continued:

     Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. During 1997, the Company recognized $195,247 in compensation expense related to the Plan.

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1997


                           ---------------------------

                                    EXHIBITS



--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1997

Regulation S-K                                Location in Consecutive Numbering
Exhibit Table                                 System as Filed With the
Reference        Title of Document            Securities and Exchange Commission

3.1              Articles of Incorporation,   Filed as Exhibit 3.1 to the Form
                  as amended                  10 of the Company, File No.0-18587
                                              (the "Form 10") and incorporated
                                              hereby by reference

3.2              Bylaws, as amended           Filed as Exhibit 3.2 to the Form
                                              10 of the Company and incorporated
                                              hereby by reference.

4.1              Indenture dated February     Filed as Exhibit 4.1 to the
                  24, 1995 between Hector     Company's Registration Statement
                  Communications Corporation  on Form S-2 File No. 33-87888 and
                  and National City Bank      incorporated herein by reference
                  of Minneapolis, trustee

10.1             1990 Stock Plan              Filed as Exhibit 10.1 to the Form
                                              10 of the Company and incorporated
                                              herein by reference.

10.2             Employee Stock Purchase      Filed as Exhibit 10.2 to the Form
                  Plan                        10 of the Company and incorporated
                                              herein by reference.

10.3             Employee Stock Ownership     Filed as Exhibit 10.3 to the Form
                   Plan                       10 of the Company and incorporated
                                              herein by reference.

10.4             Employee Savings Plan        Filed as Exhibit 10.4 to the Form
                  and Trust                   10 of the Company and incorporated
                                              herein by reference.

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

10.7             Flexible Benefit Plan        Filed as Exhibit 10.7 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

11               Calculation of Net Income    Filed herewith at page 61.
                  Per Share

21               Subsidiaries of the          Filed herewith at page 62.
                  Registrant

23               Independent Auditors'        Filed herewith at page 63.
                  Consent

24               Power of Attorney            Included in signatures at page 40.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CALCULATION OF EARNINGS PER SHARE
                                   EXHIBIT 11

                                                                                              Year Ended December 31
                                                                               ---------------------------------------------------
Basic:                                                                                1997               1996               1995
-------                                                                        -------------      -------------      -------------

Net income (loss)                                                              $   2,720,753      $   1,208,670      $     (76,539)
                                                                               =============      =============      =============

Common shares:

  Weighted average number of common shares outstanding                             1,901,508          1,881,472          1,879,083
  Number of unallocated shares held by ESOP                                           (8,930)           (11,817)           (13,083)
                                                                               -------------      -------------      -------------
                                                                                   1,892,578          1,869,655          1,866,000
                                                                               =============      =============      =============

Basic net income (loss) per common share                                       $        1.44      $         .65      $        (.04)
                                                                               =============      =============      =============

Diluted:
-------------

Net income (loss)                                                              $   2,720,753      $   1,208,670      $     (76,539)
Interest on convertible debentures, net of tax (1)                                   758,616            758,616
                                                                               -------------      -------------      -------------
  Adjusted net income                                                          $   3,479,369      $   1,967,286      $     (76,539)
                                                                               =============      =============      =============

Common and potential common shares:

  Weighted average number of common shares outstanding                             1,901,508          1,881,472          1,879,083
  Assumed conversion of convertible debentures into common stock                   1,423,125          1,423,125
  Dilutive effect of convertible preferred shares outstanding                        378,100            389,487
  Dilutive effect of stock options outstanding after application of
     treasury stock method                                                            36,130             11,649
  Dilutive effect of Employee Stock Purchase Plan shares subscribed                    2,455                577
  Weighted average number of unallocated shares held by ESOP                          (8,930)           (11,817)           (13,083)
                                                                               -------------      -------------      -------------
                                                                                   3,732,388          3,694,493          1,866,000
                                                                               =============      =============      =============

Diluted net income (loss) per share                                            $         .93      $         .53      $        (.04)
                                                                               =============      =============      =============

(1)  All potential common shares are anti-dilutive for 1995 and are excluded from the calculation of earnings per share.

                SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Arrowhead Communications Corporation                        Minnesota
Eagle Valley Telephone Company                              Minnesota
Granada Telephone Company                                   Minnesota
Indianhead Telephone Company                                Wisconsin
North American Communications Corporation                   Minnesota
Pine Island Telephone Company                               Minnesota
Indianhead Communications Corporation                       Wisconsin
Alliance Telecommunications Corporation                     Minnesota
    Ollig Utilities Company                                 Minnesota
    Loretel Systems, Inc.                                   Minnesota
    Sleepy Eye Telephone Company                            Minnesota
    Sioux Valley Telephone Company                         South Dakota
    Hills Telephone Company                                 Minnesota
    OU Connection, Inc.                                     Minnesota
    Aurora Cable TV, Inc.                                  South Dakota
    Loretel Financial Systems, Inc.                         Minnesota
    Hastad Engineering Co.                                  Minnesota
    Valley Cablevision of SD, Inc.                         South Dakota

Arrowhead Communications Corporation, Eagle Valley Telephone Company, Granada Telephone Company, Indianhead Telephone Company, North American Communications Corporation and Indianhead Communications Corporation are 100% owned by Hector Communications Corporation. Pine Island Telephone Company is 69% owned by Hector Communications Corporation and 31% owned by Indianhead Telephone Company.

Alliance Telecommunications Corporation is 68% owned by Hector Communications Corporation, 20% owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and 12% owned by Split Rock Telecom Cooperative of Garretson, South Dakota.

Loretel Systems, Inc., Sleepy Eye Telephone Company, Sioux Valley Telephone Company, Hills Telephone Company, OU Connection, Inc., Aurora Cable TV, Inc., Loretel Financial Systems, Inc., Hastad Engineering Co. and Valley Cablevision of SD, Inc. are 100% owned by Alliance Telecommunications Corporation.

The financial statements of these subsidiaries are included in the Consolidated Financial Statements of Hector Communications Corporation.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 33-65176, 33-87888, 333-45971 and 333-45975 of Hector
Communications Corporation of our report dated February 18, 1998, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 1997.


/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
March 27, 1998
St. Paul, Minnesota