Form 10-Q
period 1998-03-31
HECTOR COMMUNICATIONS CORP
filed 1998-05-14
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1998
                               ------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number:   0-18587

                        HECTOR COMMUNICATIONS CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-1666660
 ................................                             ...................
(State or  other jurisdiction of                             (Federal Employer
 incorporation  or organization)                             Identification No.)

 211 South Main Street, Hector, MN                                   55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                                     Outstanding at April 30, 1998
Common Stock, par value                                        2,111,676
     $.01 per share

                       Total Pages (13) Exhibit at Page 13
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income
                and Comprehensive Income                          4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       8

Part II.  Other Information                                      12


                                      PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                       CONSOLIDATED BALANCE SHEETS
                                               (unaudited)
                                                                            March 31           December 31
Assets:                                                                         1998                  1997
                                                                        ------------          ------------
Current assets:
  Cash and cash equivalents                                            $  11,696,014         $  12,455,399
  Temporary cash investments                                                 300,000               300,000
  Construction fund                                                           77,805                77,690
  Accounts receivable, net                                                 4,513,145             4,003,184
  Materials, supplies and inventories                                        572,264               542,681
  Prepaid expenses                                                           132,044               216,351
                                                                        ------------          ------------
    Total current assets                                                  17,291,272            17,595,305

Property, plant and equipment                                             66,345,349            65,794,563
  less accumulated depreciation                                          (21,189,879)          (19,867,410)
                                                                        ------------          ------------
    Net property, plant and equipment                                     45,155,470            45,927,153

Other assets:
  Excess of cost over net assets acquired, net                            50,825,319            51,169,677
  Marketable securities                                                    6,525,657             5,485,698
  Cellular telephone investments                                          11,041,736            10,680,655
  Other investments                                                        7,870,549             7,231,868
  Deferred debenture issue costs, net                                        731,362               780,089
  Other assets                                                               564,718               420,511
                                                                        ------------          ------------
    Total other assets                                                    77,559,341            75,768,498
                                                                        ------------          ------------
Total Assets                                                           $ 140,006,083         $ 139,290,956
                                                                        ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   4,513,600         $   4,770,000
  Accounts payable                                                         2,135,497             1,591,546
  Accrued expenses                                                         1,665,390             2,247,972
  Income taxes payable                                                       499,130               481,831
                                                                        ------------          ------------
    Total current liabilities                                              8,813,617             9,091,349

Long-term debt, less current portion                                      96,776,406            97,793,195
Deferred investment tax credits                                              338,394               381,180
Deferred income taxes                                                      8,091,481             7,594,092
Deferred compensation                                                        917,164               940,425
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                 9,271,545             9,043,593

Stockholders' Equity                                                      15,797,476            14,447,122
                                                                        ------------          ------------
Total Liabilities and Stockholders' Equity                             $ 140,006,083         $ 139,290,95
                                                                        ============          ============
                 See notes to consolidated financial statements.


                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                  (unaudited)

                                                                                Three Months Ended March 31
                                                                           ------------------------------------
                                                                                    1998                   1997
                                                                           -------------           ------------
Revenues:
  Local network                                                           $    1,199,969          $   1,143,312
  Network access                                                               4,259,695              3,985,573
  Billing and collection                                                         194,562                264,989
  Nonregulated activities                                                        981,281                925,046
  Cable television revenues                                                      613,295                563,171
                                                                           -------------           ------------
    Total revenues                                                             7,248,802              6,882,091

Costs and expenses:
  Plant operations                                                               876,931                992,570
  Depreciation and amortization                                                1,823,323              1,822,617
  Customer operations                                                            454,256                493,793
  General and administrative                                                   1,084,030              1,180,404
  Other operating expenses                                                       521,775                413,300
                                                                           -------------           ------------
    Total costs and expenses                                                   4,760,315              4,902,684

Operating income                                                               2,488,487              1,979,407

Other income and (expenses):
  Investment income                                                              191,962                168,837
  Interest expense                                                            (1,735,305)            (1,746,943)
  Gain on sales of marketable securities                                          91,854
  Partnership and LLC income                                                     175,912                115,146
                                                                           -------------           ------------
    Other expense, net                                                        (1,275,577)            (1,462,960)

Income before income taxes                                                     1,212,910                516,447

Income tax expense                                                               551,000                291,000
                                                                           -------------           ------------

Income before minority interest                                                  661,910                225,447

Minority interest in earnings of
  Alliance Telecommunications Corporation                                        227,952                 94,374
                                                                           -------------           ------------

Net income                                                                $      433,958          $     131,073
                                                                           -------------           ------------

Other comprehensive income:
  Unrealized holding gains on marketable securities                            1,376,813                393,493
  Less: reclassification adjustment for gains
    included in net income                                                       (91,854)
                                                                           -------------           ------------
Other comprehensive income before income taxes                                 1,284,959                393,493
Income tax expense related to items of other
  comprehensive income                                                           513,983                157,397
                                                                           -------------           ------------
Other comprehensive income                                                       770,976                236,096
                                                                           -------------           ------------
Comprehensive income                                                      $    1,204,934          $     367,169
                                                                           =============           ============

Basic net income per share                                                $          .21          $         .07
Diluted net income per share                                              $          .16          $         .06

                                See notes to consolidated financial statements.




            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                                             Accumulated
                                                                                                                Other
                                    Preferred Stock      Common Stock      Additional              Unearned    Compre-
                                   ----------------- --------------------    Paid-in    Retained      ESOP     hensive
                                     Shares   Amount    Shares    Amount     Capital    Earnings     Shares     Income         Total
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at December 31, 1996        389,487 $389,487  1,883,857 $ 18,839   $  102,003 $ 9,005,768 $(101,312) $  531,053  $ 9,945,838
Net income                                                                              2,720,753                          2,720,753
Issuance of common stock                                171,425    1,714    1,488,255                                      1,489,969
Issuance of common stock under
  Employee Stock Option Plan                              9,000       90       61,885                                         61,975
Issuance of common stock under
  Employee Stock Purchase Plan                            3,695       37       23,126                                         23,163
Conversion of preferred stock into
  common stock                      (11,387) (11,387)    11,387      114       11,273                                              0
ESOP Shares Allocated                                                          26,412                31,588                   58,000
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                         147,424      147,424
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at December 31, 1997        378,100  378,100  2,079,364   20,794    1,712,954  11,726,521   (69,724)    678,477   14,447,122
Net income                                                                                433,958                            433,958
Issuance of common stock under
  Employee Stock Option Plan                             18,150      181      121,719                                        121,900
Conversion of convertible
  debentures into common stock                            2,812       28       23,492                                         23,520
Conversion of preferred stock into
  common stock                       (4,000)  (4,000)     4,000       40        3,960                                              0
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                         770,976      770,976
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at March 31, 1998           374,100 $374,100  2,104,326 $ 21,043   $1,862,125 $12,160,479 $ (69,724) $1,449,453  $15,797,476
                                   ======== ======== ========== ========   ========== =========== =========  ==========  ===========

                                                               See notes to consolidated financial statements.



                                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                                                         Three Months Ended March 31
                                                                                       -------------------------------
                                                                                              1998                1997
                                                                                       -----------         -----------
Cash Flows from Operating Activities:
  Net income                                                                          $    433,958        $    131,073
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                        1,870,570           1,869,895
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                       227,952              94,374
    Gain on sales of marketable securities                                                 (91,854)
    Income from partnership and LLC investments                                           (175,912)           (115,146)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                          (509,961)            324,661
      Decrease (increase) in materials, supplies and inventories                           (29,583)             12,018
      Decrease in prepaid expenses                                                          84,307              28,375
      Increase in accounts payable                                                         543,951             756,262
      Decrease in accrued expenses                                                        (582,582)           (481,816)
      Increase in income taxes payable                                                      17,299              37,967
      Decrease in deferred investment credits                                              (42,786)            (44,313)
      Decrease in deferred taxes                                                           (16,594)            (14,399)
      Decrease in deferred compensation                                                    (23,261)            (11,880)
                                                                                       -----------         -----------
      Net cash provided by operating activities                                          1,705,504           2,587,071

Cash Flows from Investing Activities:
  Capital expenditures, net                                                               (704,486)            (30,595)
  Purchases of temporary cash investments                                                                     (499,900)
  Sales of marketable securities                                                           336,854
  Increase in construction fund                                                               (115)               (110)
  Purchases of wireless telephone investments                                             (470,391)            (14,424)
  Proceeds from wireless telephone investments                                             285,222
  Purchases of other investments                                                          (638,681)           (356,687)
  Increase in other assets                                                                (147,003)           (190,281)
                                                                                       -----------         -----------
      Net cash used in investing activities                                             (1,338,600)         (1,091,997)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                           (1,248,189)           (722,568)
  Proceeds from issuance of notes payable and long-term debt                                                   986,000
  Issuance of common stock                                                                 121,900
                                                                                       -----------         -----------
    Net cash provided by (used in) financing activities                                 (1,126,289)            263,432
                                                                                       -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                      (759,385)          1,758,506
Cash and Cash Equivalents at Beginning of Period                                        12,455,399           9,571,879
                                                                                       -----------         -----------
Cash and Cash Equivalents at End of Period                                            $ 11,696,014        $ 11,330,385
                                                                                       ===========         ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                     $  1,964,199        $  1,721,082
  Income taxes paid during the period                                                      556,596             314,350

                                   See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1998 and the statements of income and comprehensive income and statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Effective January 1, 1998, the Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Disclosures concerning items of comprehensive income included in the Company's financial statements can be found in Note 2.

Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income or stockholders equity as previously reported.

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                               Gross            Gross
                            Unrealized       Unrealized                             Fair
                               Cost              Gains           Losses             Value
March 31, 1998         $     4,204,976   $    2,320,681    $        --      $    6,525,657
December 31, 1997            4,449,976        1,035,722              --          5,485,698

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                               Accumulated
                                Net           Deferred            Other
                           Unrealized          Income         Comprehensive
                               Gains            Taxes            Income
March 31, 1998         $    2,320,681    $   (871,228)     $   1,449,453
December 31, 1997           1,035,722        (357,245)           678,477

These amounts have no cash effect and are not included in the statement of cash flows.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Gross proceeds from sales of available-for-sale securities were $336,854 in 1998. Gross realized gains on sales of these securities were $91,854. Income tax expense related to these gains was $37,000. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of income or losses. At March 31, 1998, the Company owned 9.8% of Midwest Wireless Communications LLC, 12.25% of Sioux Falls Cellular, Ltd., and 11.7% of Wireless North LLC, which provides personal communications services in Minnesota, Wisconsin, North Dakota and South Dakota.

Income recognized on cellular telephone investments, net of amortization, was $379,400 and $115,100 in the respective 1998 and 1997 periods. Losses from PCS investments were $235,600 in the 1998 period. Income from other equity method investments was $32,100 in the 1998 period.

The Company made additional cash investments of $470,000 in the 1998 period to support the operations of its PCS investments. Cash distributions received from cellular telephone investments were $285,000 in 1998.

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

NOTE 5 - NET INCOME PER SHARE

Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include preferred stock, stock options, warrants and convertible debentures. The calculation of the Company's net income per share is included in Exhibit 11 of this form 10-Q.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies, two cable companies, an engineering company, and a credit card communications company. At March 31, 1998, the Company's wholly and majority owned subsidiaries provided telephone service to 31,600 access lines in 34 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 8,400 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Revenues from the Company's Hector and Alliance operations for the respective periods ending March 31 were as follows:


                                  Alliance     Alliance   Hector Communications Corp.
                                      1998         1997        1998        1997
                                 ----------   ----------  ----------  ----------
Revenues:
  Local network                  $  828,405   $  778,337  $  371,564  $  364,975
  Network access                  3,296,393    3,078,275     963,302     907,298
  Billing and collection            149,142      214,100      45,420      50,889
  Nonregulated activities           875,448      854,249     105,833      70,797
  Cable television revenues         263,779      228,043     349,516     335,128
                                 ----------   ----------  ----------  ----------
    Total revenues               $5,413,167   $5,153,004  $1,835,635  $1,729,087
                                 ==========   ==========  ==========  ==========

Revenues from the Company's 100% owned Hector Communications Corporation ("Hector") operations increased $107,000 or 6%. Local network revenues increased $7,000 or 2% due to increases in the number of access lines served by the Company. Network access revenues increased $56,000 or 6%. The increase was principally due to increased interstate access settlements from NECA. Cable television revenues increased $14,000 or 4%. Billing and collection revenues declined $5,000 or 10%. Revenues from nonregulated activities increased $35,000 or 49% due to increased revenues from internet customers.

Revenues from the Company's 68% owned Alliance Telecommunications Corporation ("Alliance") operations increased $260,000 or 5%. Local network revenues increased $50,000 or 6% due to increases in the number of access lines served by the Company. Network access revenues increased $218,000 or 7% due to increased interstate access settlements from NECA. Cable television revenues increased $36,000 or 16% due to the acquisition of an additional cable system. Billing and collection revenues declined $65,000 or 30% due to reduced payments from interexchange carriers ("IXCs") associated with Company efforts to resell long distance services directly to customers. Revenues from nonregulated activities increased $21,000 or 2%.

Operating costs and administrative expenses for 1998 decreased $142,000 or 3% from the 1997 period. Operating costs and administrative expenses for Alliance's operations and existing Company operations for the respective periods ended March 31 were as follows:

                                  Alliance     Alliance   Hector Communications Corp.
                                      1998         1997        1998        1997
                                 ----------   ----------  ----------  ----------
Costs and expenses:
  Plant operations               $  651,812   $  749,440  $  225,119  $  243,130
  Depreciation and amortization   1,312,621    1,332,256     510,702     490,361
  Customer operations               379,949      434,112      74,307      59,681
  General and administrative        735,780      859,665     348,250     320,739
  Nonregulated and miscellaneous    248,056      170,654     273,719     242,646
                                 ----------   ----------  ----------  ----------
    Total costs and expenses:    $3,328,218   $3,546,127  $1,432,097  $1,356,557
                                 ==========   ==========  ==========  ==========

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and expenses for Hector operations increased $76,000 or 6%. Plant operations expenses decreased $18,000 or 7%. Buried cable maintenance expenses were high in the 1997 period due to severe winter weather. Depreciation and amortization expenses increased $20,000 or 4%. General and administrative expenses increased $28,000 or 9% due to cost sharing with Alliance. Nonregulated expenses increased $31,000 or 13% due to increased cable television maintenance expenses. Operating income from Hector operations increased $31,000 or 8%.

Operating costs and expenses for Alliance operations decreased $218,000 or 6%. Plant operations expenses decreased $98,000 or 13%. Maintenance expenses for outside plant were high in the 1997 period due to severe winter weather. Depreciation and amortization expenses decreased $20,000 or 2%. Customer operations expenses decreased $54,000 or 12% due consolidation of certain job functions with Hector. General and administrative expenses declined $124,000 or 14% due to cost sharing with Hector. Nonregulated expenses increased $77,000 or 45%. Operating income from Alliance operations increased $478,000 or 30%. Consolidated operating income increased $509,000 or 26%.

Consolidated interest expense, net of investment income decreased $35,000 due to principal payments made on outstanding borrowings. Income from investments in partnerships and LLCs increased $61,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments. The Company also benefited from gains on sales of marketable securities of $92,000 in 1998.

Consolidated income before income taxes was $1,213,000 compared to $516,000 in 1997. Income tax expense was $551,000 in the 1998 period compared to $291,000 in 1997. The Company's effective tax rate of 45% in 1998 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $228,000 in the 1998 period compared to $94,000 in 1997. Net income was $434,000 compared to $131,000 in 1997.


                         Liquidity and Capital Resources

The Company produced cash from operating activities of $1,706,000 in the first three months of 1998 compared to $2,587,000 in the 1997 period. The decrease was due to the timing of accounts receivable collections from IXCs. At March 31, 1998, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $18,522,000 compared to $18,241,000 at December
31, 1997. Working capital at March 31, 1998 was $8,478,000 compared to $8,504,000 at December 31, 1997.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on this debt for periods of 1 - 10 years at rates averaging 7.4%. The outstanding balance on this loan at March 31, 1998 was $52,439,000.

The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of borrowing by the Company from St. Paul Bank. The Company repaid $2,000,000 of this debt in 1997 paid down an additional $286,000 in the

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

first quarter of 1998. Subsequent to the end of the first quarter, the Company refinanced the remaining debt through a fifteen year term loan from Rural Telephone Financing Corporation ("RTFC").

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. At March 31, 1998, the Company's local exchange carrier ("LEC") subsidiaries had unadvanced loan commitments from RUS and RTB totaling $17,478,000. Alliance's LEC subsidiaries are in the process of applying for additional loans. Expected telephone and cable television plant additions for 1998 are $5,621,000 of which $704,000 had been spent to date.

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment.

The Company has also derived substantial amounts of net income from sales of securities held in its marketable securities portfolio, which continues to appreciate significantly in value. In the first quarter of 1998, the Company received $337,000 from the sales of marketable securities. Proceeds from securities sales totaled $1,728,000 in fiscal 1997 and $2,053,000 in fiscal 1996. The Company believes sales of marketable securities will continue to be a significant cash source in future periods. At March 31, 1998, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corp., U.S. West Communications, Inc. and U.S.
West Media, Inc. owned by Ollig Utilities Company prior to the acquisition.

The Company is an investor in Wireless North LLC, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested $510,000 of cash and guaranteed debt of $1,373,000 in these entities through December 31, 1997. Capital contributions in the first quarter of 1998 totaled $470,000. The PCS systems are in start-up mode and have not been profitable to date. The Company has committed to providing $1,016,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

Subsequent to the end of the quarter, the Company announced the redemption of $2,000,000 of its outstanding 8.5% convertible subordinated debentures. The Company will use borrowings from a new line of credit negotiated with RTFC to finance the redemption. The Company believes that because its common stock is currently trading at a considerable premium to the conversion price available to debenture holders and the Company has sources of funds available at lower interest rates than carried by the debentures, that it is in the best interest of both the Company and the debenture holders that the debentures be replaced with cheaper debt or converted to stock. The Company expects to continue to redeem debentures as market conditions and funds availability permit.

Effective April 1, 1998, Alliance Telecommunications Corporation purchased all the outstanding common stock of Felton Telephone Company ("Felton"), a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and U.S. West Media, Inc. Purchase price is $3,650,000, which includes a cash downpayment and seller financing of the balance.

Alliance has also entered into a definitive agreement to purchase Spectrum Cablevision Limited Partnership ("Spectrum"). Spectrum serves 4,600 cable

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

                                               Hector Communications Corporation

                                               By  Charles A. Braun
                                                   --------------------------
                                                   Charles A. Braun
                                                   Chief Financial Officer
Date:  May 14, 1998

                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                        Exhibit 11
                                            CALCULATION OF EARNINGS PER SHARE

                                                         Three Months Ended March 31
                                                         ---------------------------
Basic:                                                          1998           1997
-------                                                     ---------      ---------

Net income                                                 $  433,958     $  131,073
                                                            =========      =========

Common shares:

  Weighted average number of common shares outstanding      2,092,212      1,883,857
  Number of unallocated shares held by ESOP                    (6,042)       (11,817)
                                                            ---------      ---------
                                                            2,086,170      1,872,040
                                                            =========      =========

Net income per common share                                $      .21     $      .07
                                                            =========      =========

Diluted:
-------------

Net income                                                 $  433,958     $  131,073
Interest on convertible debentures, net of tax (1)            189,529
                                                            ---------      ---------
  Adjusted net income                                      $  623,487     $  131,073
                                                            =========      =========

Common and common equivalent shares:

  Weighted average number of common shares outstanding      2,092,212      1,883,857
  Assumed conversion of convertible debentures
    into common stock (1)                                   1,420,313
  Dilutive effect of convertible preferred
    shares outstanding                                        374,556        389,487
  Dilutive effect of stock options outstanding
    after application of treasury stock method                 63,003         16,200
  Dilutive effect of Employee Stock Purchase Plan
    shares subscribed                                           4,001            549
  Dilutive effect of warrants outstanding                      18,467
  Weighted average number of unallocated shares
    held by ESOP                                               (6,042)       (11,817)
                                                            ---------      ---------
                                                            3,966,510      2,278,276
                                                            =========      =========

Diluted net income per share                               $      .16     $      .06
                                                            =========      =========

(1)  The effect of the convertible debentures on net income is anti-dilutive for the 1997 period.