Form 10-Q
period 1998-06-30
HECTOR COMMUNICATIONS CORP
filed 1998-08-14
CIK 863437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1998
                               ------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:   0-18587

                        HECTOR COMMUNICATIONS CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                             41-1666660
(State or  other jurisdiction of                             (Federal Employer
 ncorporation  or organization)                              Identification No.)

    211 South Main Street, Hector, MN                               55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

          CLASS                                   Outstanding at July 24, 1998
 Common Stock, par value                                    2,628,149
      $.01 per share

                       Total Pages (16) Exhibit at Page 16

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                    Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and
                Comprehensive Income                              4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

Part II.  Other Information                                      15

                          PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                             June 30           December 31
Assets:                                                                         1998                  1997
                                                                        ------------          ------------
Current assets:
  Cash and cash equivalents                                             $  8,577,644         $  12,455,399
  Temporary cash investments                                                                       300,000
  Construction fund                                                           77,917                77,690
  Accounts receivable, net                                                 4,697,771             4,003,184
  Materials, supplies and inventories                                      1,203,287               542,681
  Prepaid expenses                                                            89,796               216,351
                                                                        ------------          ------------
    Total current assets                                                  14,646,415            17,595,305

Property, plant and equipment                                             72,366,402            65,794,563
  less accumulated depreciation                                          (23,364,905)          (19,867,410)
                                                                        ------------          ------------
    Net property, plant and equipment                                     49,001,497            45,927,153

Other assets:
  Excess of cost over net assets acquired, net                            51,961,532            51,169,677
  Marketable securities                                                    9,566,402             5,485,698
  Wireless telephone investments                                          11,261,469            10,680,655
  Other investments                                                        8,350,599             7,231,868
  Deferred debenture issue costs, net                                        566,701               780,089
  Other assets                                                             2,656,887               420,511
                                                                        ------------          ------------
    Total other assets                                                    84,363,590            75,768,498
                                                                        ------------          ------------
Total Assets                                                           $ 148,011,502         $ 139,290,956
                                                                        ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                    $ 5,000,100           $ 4,770,000
  Accounts payable                                                         2,071,720             1,591,546
  Accrued expenses                                                         2,017,708             2,247,972
  Income taxes payable                                                       430,428               481,831
                                                                        ------------          ------------
    Total current liabilities                                              9,519,956             9,091,349

Long-term debt, less current portion                                     100,229,877            97,793,195
Deferred investment tax credits                                              303,341               381,180
Deferred income taxes                                                      9,161,454             7,594,092
Deferred compensation                                                        893,904               940,425
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                 9,598,653             9,043,593

Stockholders' Equity                                                      18,304,317            14,447,122
                                                                      --------------        --------------
Total Liabilities and Stockholders' Equity                             $ 148,011,502         $ 139,290,956
                                                                      ==============        ==============

                             See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                           Three Months Ended June 30            Six Months Ended June 30
                                                        -------------------------------      -------------------------------
                                                                 1998              1997               1998              1997
                                                        -------------      ------------      -------------     -------------
Revenues:
  Local network                                         $   1,349,369      $  1,215,642       $  2,549,338      $  2,358,954
  Network access                                            4,684,041         3,762,127          8,943,736         7,747,700
  Billing and collection                                      203,958           264,413            398,520           529,402
  Nonregulated activities                                   1,117,695           993,072          2,098,976         1,918,118
  Cable television revenues                                   668,274           619,959          1,281,569         1,183,130
                                                        -------------      ------------       ------------      ------------
    Total revenues                                          8,023,337         6,855,213         15,272,139        13,737,304

Costs and expenses:
  Plant operations                                          1,035,551           826,958          1,912,482         1,819,528
  Depreciation and amortization                             1,933,088         1,821,333          3,756,411         3,643,950
  Customer operations                                         485,221           443,453            939,477           937,246
  General and administrative                                1,114,985         1,064,301          2,199,015         2,244,705
  Other operating expenses                                    566,024           508,732          1,087,799           922,032
                                                        -------------      ------------       ------------      ------------
    Total costs and expenses                                5,134,869         4,664,777          9,895,184         9,567,461

Operating income                                            2,888,468         2,190,436          5,376,955         4,169,843

Other income and (expenses):
  Investment income                                           203,932           168,375            395,894           337,212
  Interest expense                                         (1,809,685)       (1,851,522)        (3,544,990)       (3,598,465)
  Gain on sales of marketable securities                      337,615         1,495,999            429,469         1,495,999
  Partnership and LLC income                                  328,901           115,145            504,813           230,291
                                                        -------------      ------------       ------------      ------------
    Other expense, net                                       (939,237)          (72,003)        (2,214,814)       (1,534,963)

Income before income taxes                                  1,949,231         2,118,433          3,162,141         2,634,880

Income tax expense                                            844,000           934,000          1,395,000         1,225,000
                                                        -------------      ------------       ------------      ------------

Income before minority interest                             1,105,231         1,184,433          1,767,141         1,409,880

Minority interest in earnings of
  Alliance Telecommunications Corporation                     327,108           104,669            555,060           199,043
                                                        -------------      ------------       ------------      ------------

Net income                                              $     778,123      $  1,079,764       $  1,212,081      $  1,210,837
                                                        -------------      ------------       ------------      ------------

Other comprehensive income:
  Unrealized holding gains (losses) on
    marketable securities                                    (551,136)          109,979            825,677           503,472
  Less: reclassification adjustment for gains
    included in net income                                   (337,615)       (1,495,999)          (429,469)       (1,495,999)
                                                        -------------      ------------       ------------      ------------
Other comprehensive income (loss) before income taxes        (888,751)       (1,386,020)           396,208          (992,527)
Income tax expense (benefit) related to items of other
  comprehensive income                                       (355,500)         (554,410)           158,483          (397,013)
                                                        -------------      ------------       ------------      ------------
Other comprehensive income                                   (533,251)         (831,610)           237,725          (595,514)
                                                        -------------      ------------       ------------      ------------
Comprehensive income                                    $     244,872      $    248,154       $  1,449,806      $    615,323
                                                        =============      ============       ============      ============

Basic net income per share                              $         .34      $        .58       $        .56      $        .65
Diluted net income per share                            $         .25      $         34       $        .42      $        .43


                                      See notes  to consolidated financial statements.


            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                                            Accumulated
                                                                                                                Other
                                    Preferred Stock      Common Stock      Additional              Unearned    Compre-
                                   ----------------- --------------------    Paid-in    Retained      ESOP     hensive
                                     Shares   Amount    Shares    Amount     Capital    Earnings     Shares     Income         Total
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at December 31, 1996        389,487 $389,487  1,883,857 $ 18,839   $  102,003 $ 9,005,768 $(101,312) $  531,053  $ 9,945,838
Net income                                                                              2,720,753                          2,720,753
Issuance of common stock                                171,425    1,714    1,488,255                                      1,489,969
Issuance of common stock under
  Employee Stock Option Plan                              9,000       90       61,885                                         61,975
Issuance of common stock under
  Employee Stock Purchase Plan                            3,695       37       23,126                                         23,163
Conversion of preferred stock into
  common stock                      (11,387) (11,387)    11,387      114       11,273                                              0
ESOP Shares Allocated                                                          26,412                31,588                   58,000
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                         147,424      147,424
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at December 31, 1997        378,100  378,100  2,079,364   20,794    1,712,954  11,726,521   (69,724)    678,477   14,447,122
Net income                                                                              1,212,081                          1,212,081
Issuance of common stock under
  Employee Stock Option Plan                             48,200      482      324,931                                        325,413
Issuance of common stock from
  exercise of outstanding
  warrants                                                7,876       79       61,091                                         61,170
Conversion of convertible
  debentures into common stock                          237,753    2,377    2,018,429                                      2,020,806
Conversion of preferred stock into
  common stock                      (35,300) (35,300)    35,300      353       34,947                                              0
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                         237,725      237,725
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ----------  -----------
BALANCE at June 30, 1998            342,800 $342,800  2,408,493 $ 24,085   $4,152,352 $12,938,602 $ (69,724) $  916,202  $18,304,317
                                   ======== ======== ========== ========   ========== =========== =========  ==========  ===========

                                                               See notes to consolidated financial statements.



                                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                                                         Six Months Ended June 30
                                                                                       -------------------------------
                                                                                              1998                1997
                                                                                       -----------         -----------
Cash Flows from Operating Activities:
  Net income                                                                          $  1,212,081        $  1,210,837
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                                        3,849,981           3,738,506
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                       555,060             199,043
    Gain on sales of marketable securities                                                (429,469)         (1,495,999)
    Income from partnership and LLC investments                                           (504,813)           (230,291)
    Changes in assets and liabilities net of effects from the purchase of Felton
      Telephone Company, Inc.
      Increase in accounts receivable                                                     (593,417)            (65,110)
      Increase in materials, supplies and inventories                                     (634,175)           (542,818)
      Decrease in prepaid expenses                                                         135,909              46,899
      Increase in accounts payable                                                         472,116             852,221
      Increase (decrease) in accrued expenses                                             (195,412)             57 178
      Increase (decrease) in income taxes payable                                          (67,030)            263,697
      Decrease in deferred investment credits                                              (85,342)            (88,346)
      Decrease in deferred taxes                                                          (292,840)            (29,206)
      Decrease in deferred compensation                                                    (46,521)            (23,760)
                                                                                       -----------         -----------
      Net cash provided by operating activities                                          3,376,128           3,892,851

Cash Flows from Investing Activities:
  Capital expenditures, net                                                             (4,673,390)           (972,755)
  Sales of temporary cash investments                                                      300,000             879,900
  Sales of marketable securities                                                         1,108,827           1,728,115
  Increase in construction fund                                                               (227)               (219)
  Purchases of wireless telephone investments                                             (572,572)
  Proceeds from wireless telephone investments                                             496,571             229,850
  Purchases of other investments                                                          (580,091)         (1,115,545)
  Increase in excess of cost over net assets acquired                                     (952,650)
  Increase in other assets                                                              (2,253,714)           (162,721)
  Payment for purchase of Felton Telephone Company, Inc.
    net of cash acquired                                                                (3,523,107)
                                                                                       -----------         -----------
      Net cash provided by (used in) investing activities                              (10,650,353)            586,625

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                           (2,139,471)         (2,651,843)
  Proceeds from issuance of notes payable and long-term debt                             5,149,358             986,000
  Issuance of common stock                                                                 386,583              57,662
                                                                                       -----------         -----------
    Net cash provided by (used in) financing activities                                  3,396,470          (1,608,181)
                                                                                       -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                    (3,877,755)          2,871,295
Cash and Cash Equivalents at Beginning of Period                                        12,455,399           9,571,879
                                                                                       -----------         -----------
Cash and Cash Equivalents at End of Period                                            $  8,577,644        $ 12,443,174
                                                                                       ===========         ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                     $  3,606,504        $  3,511,537
  Income taxes paid during the period                                                    1,702,443           1,078,994

                                   See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1998 and the statements of income and comprehensive income for the three and six month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1998 and 1997 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                            Gross          Gross
                                       Unrealized     Unrealized           Fair
                             Cost           Gains         Losses          Value
June 30, 1998         $  8,134,472   $  1,794,772    $  (362,842)   $  9,566,402
December 31, 1997        4,449,976      1,035,722            --        5,485,698

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                      Accumulated
                             Net         Deferred          Other
                        Unrealized         Income    Comprehensive
                            Gains           Taxes         Income
June 30, 1998         $  1,431,930   $   (515,728)   $   916,202
December 31, 1997        1,035,722       (357,245)       678,477

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $1,109,000 and $1,728,000 in 1998 and 1997, respectively. Gross realized gains on sales of these securities were $429,000 and $1,496,000 in 1998 and 1997, respectively. Income tax expense related to these gains was $172,000 and $598,000 in 1998 and 1997, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of income or losses. At June 30, 1998, the Company owned 9.8% of Midwest Wireless Communications LLC, 12.25% of Sioux Falls Cellular, Ltd., and 13.5% of Wireless North LLC.

Income recognized on cellular telephone investments, net of amortization, was $929,000 and $230,300 for the six month periods ended June 30, 1998 and 1997 respectively. Losses from PCS investments were $470,400 for the six month period ended June 30, 1998. Income from other equity method investments was $46,300 for the six month period ended June 30, 1998.

The Company made additional cash investments of $573,000 in the 1998 period to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $497,000 and $230,000 in 1998 and 1997, respectively.

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

NOTE 5 - ACQUISITIONS

Effective April 1, 1998, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation, acquired all of the outstanding common stock of Felton Telephone Company, Inc. for $3,650,000 in cash and notes. The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $536,000 which is being amortized on a straight-line basis over forty years.

Effective June 9, 1998, the Company acquired cable television systems serving 20 rural communities in Minnesota and North Dakota from Spectrum Cablevision Limited Partnership ("Spectrum") for $5,300,000 in cash. The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $952,650, which is being amortized on a straight-line basis over fifteen years. Subsequent to the acquisition, the Company sold one of the acquired systems in exchange for a note receivable of $602,000.

The results of the operations of these acquisitions have been included in the Company's operating results as of their respective acquisition dates. These acquisitions were not material to the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Six Months Ended June 30, 1998 Compared to
                         Six Months Ended June 30, 1997

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates five local exchange telephone companies, two cable companies, an engineering company, and a credit card communications company. At June 30, 1998, the Company's wholly and majority owned subsidiaries provided telephone service to 34,100 access lines in 35 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 13,000 subscribers in Minnesota, North Dakota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Revenues from the Company's Hector and Alliance operations for the respective six month periods ending June 30 were as follows:


                                                     Alliance             Alliance                   Hector               Hector
                                                         1998                 1997                     1998                 1997
                                                 ------------         ------------             ------------         ------------
Revenues:
  Local network                                  $  1,784,488         $  1,614,333             $    764,850         $    744,621
  Network access                                    6,872,531            5,935,299                2,071,205            1,812,401
  Billing and collection                              310,717              433,234                   87,803               96,168
  Nonregulated activities                           1,837,205            1,756,367                  261,771              161,751
  Cable television revenues                           574,816              505,214                  706,753              677,916
                                                 ------------         ------------             ------------         ------------
    Total revenues                               $ 11,379,757         $ 10,244,447             $  3,892,382         $  3,492,857
                                                 ============         ============             ============         ============


Revenues from the Company's 68% owned Alliance Telecommunications Corporation ("Alliance") operations increased $1,135,000 or 11%. Local network revenues increased $170,000 or 11% due to increases in the number of access lines served by the Company. Network access revenues increased $937,000 or 16% due to increased interstate access settlements from NECA. Cable television revenues increased $70,000 or 14% due to the acquisition of additional cable systems. Billing and collection revenues declined $123,000 or 28% due to reduced payments from interexchange carriers ("IXCs") associated with Company efforts to resell long distance services directly to customers. Revenues from nonregulated activities increased $81,000 or 5% due to increased revenues from internet customers.

Revenues from the Company's 100% owned Hector Communications Corporation ("Hector") operations increased $400,000 or 11%. Local network revenues increased $20,000 or 3% due to increases in the number of access lines served by the Company. Network access revenues increased $259,000 or 14%. The increase was principally due to increased interstate access settlements from NECA. Cable television revenues increased $29,000 or 4%. Billing and collection revenues declined $8,000 or 9%. Revenues from nonregulated activities increased $100,000 or 62% due to increased revenues from internet customers.

Operating costs and administrative expenses for 1998 increased $328,000 or 3% from the 1997 period. Operating costs and administrative expenses for Alliance's operations and Hector's operations for the respective six month periods ended June 30 were as follows:


                                                     Alliance             Alliance                   Hector               Hector
                                                         1998                 1997                     1998                 1997
                                                 ------------         ------------             ------------         ------------
Costs and expenses:
  Plant operations                               $  1,453,327         $  1,367,323             $    459,155         $    452,205
  Depreciation and amortization                     2,734,551            2,663,223                1,021,860              980,727
  Customer operations                                 753,302              815,465                  186,175              121,781
  General and administrative                        1,481,125            1,589,574                  717,890              655,131
  Nonregulated and miscellaneous                      532,150              432,081                  555,649              489,951
                                                 ------------         ------------             ------------         ------------
    Total costs and expenses:                    $  6,954,455         $  6,867,666             $  2,940,729         $  2,699,795
                                                 ============         ============             ============         ============


Operating costs and expenses for Alliance operations increased $87,000 or 1%. Plant operations expenses increased $86,000 or 6%. Depreciation and amortization expenses increased $71,000 or 3% due to expenses associated with new acquisitions. Customer operations expenses decreased $62,000 or 8% due to consolidation of certain job functions with Hector. General and administrative expenses declined $108,000 or 7% due to cost sharing with Hector. Nonregulated expenses increased $100,000 or 23% due to increased cable television expenses associated with acquisitions. Operating income from Alliance's operations increased $1,048,000 or 31%.

Operating costs and expenses for Hector operations increased $241,000 or 9%. Plant operations expenses increased $7,000 or 2%. Depreciation and amortization expenses increased $41,000 or 4%. Customer operations expenses increased $64,000 or 53% due to expenses incurred in integrating Hector's customer service system with Alliance and upgrading to Year 2000 compliance. General and administrative expenses increased $63,000 or 10% due to cost sharing with Alliance. Nonregulated expenses increased $66,000 or 13% due to increased cable television maintenance expenses and increased internet service expenses. Operating income from Hector operations increased $159,000 or 20%. Consolidated operating income increased $1,207,000 or 29%.

Consolidated interest expense, net of investment income decreased $53,000 due to principal payments made on outstanding borrowings. Income from investments in partnerships and LLCs increased $275,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments. Gains on sales of marketable securities held by Alliance were $429,000 in the 1998 period. Gains on sales of marketable securities held by Hector were $1,496,000 in 1997.

Consolidated income before income taxes was $3,162,000 up 20% from $2,635,000 in 1997. Income tax expense was $1,395,000 in the 1998 period compared to $1,225,000 in 1997. The Company's effective tax rate of 44% in 1998 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in Alliance's 1996 purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $555,000 in the 1998 period compared to $199,000 in 1997. Net income was $1,212,000 compared to $1,211,000 in 1997.

                  Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997

Revenues from the Company's Hector and Alliance operations for the respective three month periods ending June 30 were as follows:


                                                     Alliance             Alliance                   Hector               Hector
                                                         1998                 1997                     1998                 1997
                                                 ------------         ------------             ------------         ------------
Revenues:
  Local network                                  $    956,083         $    835,996             $    393,286         $    379,646
  Network access                                    3,576,138            2,857,024                1,107,903              905,103
  Billing and collection                              161,575              219,134                   42,383               45,279
  Nonregulated activities                             961,757              902,118                  155,938               90,954
  Cable television revenues                           311,037              277,171                  357,237              342,788
                                                 ------------         ------------             ------------         ------------
    Total revenues                               $  5,966,590         $  5,091,443             $  2,056,747         $  1,763,770
                                                 ============         ============             ============         ============


Revenues from Alliance operations increased $875,000 or 17%. Excluding the acquisition of Felton Telephone Company, revenues increased $693,000 or 14%. Local network revenues increased $120,000 or 14% due to increases in the number of access lines served by the Company. Network access revenues increased $719,000 or 25% due to increased interstate access settlements from NECA. Cable television revenues increased $34,000 or 12% due to the acquisition of additional cable systems. Billing and collection revenues declined $58,000 or 26% due to reduced payments from IXCs associated with Company efforts to resell long distance services directly to customers. Revenues from nonregulated activities increased $60,000 or 7% due to increased revenues from internet customers.

Revenues from Hector operations increased $293,000 or 17%. Local network revenues increased $14,000 or 4% due to increases in the number of access lines served by the Company. Network access revenues increased $203,000 or 22%. The increase was principally due to increased cost-basis interstate access settlements from NECA. Cable television revenues increased $14,000 or 4%. Billing and collection revenues declined $3,000 or 6%. Revenues from nonregulated activities increased $65,000 or 71% due to increased revenues from internet customers.

Operating costs and administrative expenses for 1998 increased $470,000 or 10% from the 1997 period. Operating costs and administrative expenses for Alliance's operations and Hector's operations for the respective three month periods ended
June 30 were as follows:

                                                     Alliance             Alliance                   Hector               Hector
                                                         1998                 1997                     1998                 1997
                                                 ------------         ------------             ------------         ------------
Costs and expenses:
  Plant operations                               $    801,515         $    617,883             $    234,036         $    209,075
  Depreciation and amortization                     1,421,930            1,330,967                  511,158              490,366
  Customer operations                                 373,353              381,353                  111,868               62,100
  General and administrative                          745,345              729,909                  369,640              334,392
  Nonregulated and miscellaneous                      284,094              261,427                  281,930              247,305
                                                 ------------         ------------             ------------         ------------
    Total costs and expenses:                    $  3,626,237         $  3,321,539             $  1,508,632         $  1,343,238
                                                 ============         ============             ============         ============


Operating costs and expenses for Alliance operations increased $305,000 or 9%. Excluding the acquisition of Felton Telephone Company, operating costs and expenses increased $168,000 or 5%. Plant operations expenses increased $184,000 or 30%. Depreciation and amortization expenses increased $91,000 or 7% due to expenses associated with new acquisitions. Customer operations expenses decreased $8,000 or 2% due consolidation of certain job functions with Hector. General and administrative expenses increased $15,000 or 2%. Nonregulated expenses increased $23,000 or 9% due to increased cable television expenses associated with acquisitions. Operating income from Alliance's operations increased $570,000 or 32%.

Operating costs and expenses for Hector operations increased $165,000 or 12%. Plant operations expenses increased $25,000 or 12%. Depreciation and amortization expenses increased $21,000 or 4%. Customer operations expenses increased $50,000 or 80% due to expenses incurred in integrating Hector's customer service system with Alliance and upgrading to Year 2000 compliance. General and administrative expenses increased $35,000 or 11% due to cost sharing with Alliance. Nonregulated expenses increased $35,000 or 14% due to increased cable television maintenance expenses and increased internet service expenses. Operating income from Hector operations increased $128,000 or 30%. Consolidated operating income increased $698,000 or 32%.

Consolidated interest expense, net of investment income decreased $77,000 due to principal payments made on outstanding borrowings and reduced interest charges on $2,198,000 of convertible debentures redeemed or converted into common stock in the period. Income from investments in partnerships and LLCs increased $214,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments. Gains on sales of marketable securities held by Alliance were $338,000 in the 1998 period. Gains on sales of marketable securities held by Hector were $1,496,000 in 1997.

Consolidated income before income taxes was $1,949,000 compared to $2,118,000 in 1997. Income tax expense was $844,000 in the 1998 period compared to $934,000 in 1997. The Company's effective tax rate of 43% in 1998 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the Alliance's 1996 purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $327,000 in the 1998 period compared to $105,000 in 1997. Net income was $778,000 compared to $1,080,000 in 1997.

                         Liquidity and Capital Resources

The Company produced cash from operating activities of $3,376,000 in the first six months of 1998 compared to $3,893,000 in the 1997 period. The decrease was primarily due to the timing of accounts receivable collections from IXCs. At June 30, 1998, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $18,144,000 compared to $18,241,000 at December 31, 1997. Working capital at June 30, 1998 was $5,126,000 compared to $8,504,000 at December 31, 1997.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on this debt for periods of 1 - 10 years at rates averaging 7.4%. The outstanding balance on this loan at June 30, 1998 was $51,801,000.

The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of borrowing by the Company from St. Paul Bank. The Company repaid $2,000,000 of this debt in 1997 paid down an additional $286,000 in the first quarter of 1998. In April, 1998, the Company refinanced the remaining debt through a fifteen-year term loan from Rural Telephone Financing Corporation ("RTFC").

Effective April 1, 1998, Alliance Telecommunications Corporation purchased all the outstanding common stock of Felton Telephone Company, Inc., a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds a significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and Media One Group, Inc. Purchase price was $3,650,000, which includes a cash downpayment and a seller financed note payable of $3,149,000.

Effective June 9, 1998, Alliance purchased cable television systems serving 4,600 customers in 20 communities in Minnesota and North Dakota (including several communities also served by the Company's telephone subsidiaries) from Spectrum Cablevision Limited Partnership. Purchase price was approximately $5,235,000. The Company used its cash reserves and funds from its line of credit with RTFC to make this purchase. Subsequent to the acquisition, the Company sold one of the acquired systems in exchange for a note receivable of $602,000.

In April, 1998, the Company called $2,000,000 of its outstanding 8.5% convertible subordinated debentures. Of these called debentures, $84,000 worth were ultimately redeemed for cash and the balance were converted into common stock. In June, 1998, the Company called an additional $2,000,000 of debentures for redemption on July 15. The Company believes that because its common stock has been trading at a considerable premium to the conversion price available to debenture holders and the Company has sources of funds available at lower interest rates than carried by the debentures, that it is in the best interest of both the Company and the debenture holders that the debentures be replaced with cheaper debt or converted to stock. The Company expects to continue to redeem debentures as market conditions and funds availability permit.

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. At June 30, 1998, the Company's local exchange carrier ("LEC") subsidiaries had unadvanced loan commitments from RUS and RTB totaling $17,478,000. Alliance's LEC subsidiaries are in the process of applying for additional loans. Expected telephone and cable television plant additions for 1998, excluding the acquisition of the Spectrum cable systems, are $5,621,000 of which $2,898,000 had been spent to date.

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment.

The Company has also derived substantial amounts of net income from sales of securities held in its marketable securities portfolio, which appreciated significantly in value in the first half of 1998. In the first half of 1998, the Company received $1,109,000 from the sales of marketable securities. Proceeds from securities sales totaled $1,728,000 in 1997 and $2,053,000 in 1996. The Company believes sales of marketable securities will continue to be a significant cash source in future periods. At June 30, 1998, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corp., U.S. West Communications, Inc. and Media One Group, Inc. owned by Ollig Utilities Company and Felton Telephone Company, Inc. prior to their acquisition.

The Company is an investor in Wireless North LLC, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested $510,000 of cash and guaranteed debt of $1,373,000 in these entities through December 31, 1997. Capital contributions in the first half of 1998 totaled $573,000. The PCS systems are in start-up mode and have not been profitable to date. Losses accrued on this investment were $470,000 before income tax benefits in the first half of 1998. The Company has committed to providing $913,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

                                Year 2000 Issues

The software used by the Company's data processing and central office equipment was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1998 is abbreviated as "98". Most software using this system does not recognize that the year 2000, abbreviated as "00", follows 1999. This causes computing errors in date sensitive processes. The Company has surveyed its central office and data processing systems to locate computer systems which may be subject to this error.

         The Company has determined that the central office switching equipment used in its local telephone exchanges to connect customer calls and record telephone usage is not Year 2000 compliant. If not corrected, this could interrupt telephone services for customers, interrupt connections between the Company's telephone system and the national and worldwide telephone networks, and make the Company unable to accurately bill customers for telephone usage. The Company's system may also be vulnerable to Year 2000 problems in other telephone networks with which it interconnects. The Company cannot estimate what its liability to customers and regulators from such a loss of service might be.

The Company will be upgrading its equipment and related software in the third and fourth quarters of 1998 to attain Year 2000 compliance. The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make the necessary hardware and software corrections. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and that no additional action related to this problem will be required when installation is complete. Estimated cost is $658,000. No retirements of equipment currently in service will be required. The Company does not expect Year 2000 problems to cause any interruption of service to customers.

                           PART II. OTHER INFORMATION
Items 1 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders The Annual Meeting of the Shareholders of the Registrant was held on May, 19, 1998 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 2,103,226 of which 1,983,700 were present either in person or by proxy. Shareholders reelected board members James O. Ericson, Paul N. Hanson and Wayne
E. Sampson to three year terms expiring at the 2001 Annual Meeting of Shareholders. The vote for these board members is summarized below:

                                              In Favor              Opposed
         James O. Ericson                    1,982,840                 860
         Paul N. Hanson                      1,982,640               1,060
         Wayne E. Sampson                    1,982,640               1,060

Board members continuing in office are Curtis A. Sampson and Steven H. Sjogren (whose terms expire at the 1999 Annual Meeting of Shareholders) and Charles R. Dickman, Paul A. Hoff and Edward E. Strickland (whose terms expire at the 2000 Annual Meeting of Shareholders).

Item 5.  Not Applicable.

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Not Applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                        Hector Communications Corporation

                                               By /s/Charles A. Braun
                                                   Charles A. Braun
                                                   Chief Financial Officer
Date:  August 14, 1998

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                      Three Months Ended June 30        Six Months Ended June 30
                                                                      ---------------------------      ---------------------------
Basic:                                                                     1998             1997            1998             1997
-------                                                               ----------       ----------      ----------       ----------

Net income                                                           $   778,123      $ 1,079,764     $ 1,212,081      $ 1,210,837
                                                                      ==========       ==========      ==========       ==========

Common shares:

  Weighted average number of common shares outstanding                 2,263,174        1,884,503       2,178,162        1,884,182
  Number of unallocated shares held by ESOP                               (6,042)         (11,817)         (6,042)         (11,817)
                                                                       ---------       ----------      ----------       ----------
                                                                       2,257,132        1,872,686       2,172,120        1,872,365
                                                                       =========       ==========      ==========       ==========

Net income per common share                                          $       .34      $       .58     $       .56      $       .65
                                                                      ==========       ==========      ==========       ==========

Diluted:
-------------

Net income                                                           $   778,123      $ 1,079,764     $ 1,212,081      $ 1,210,837
Interest on convertible debentures, net of tax                           177,676          189,654         367,205          379,308
                                                                      ----------       ----------      ----------       ----------
  Adjusted net income                                                $   955,799      $ 1,269,418     $ 1,579,286      $ 1,590,145
                                                                      ==========       ==========      ==========       ==========

Common and common equivalent shares:

  Weighted average number of common shares outstanding                 2,263,174        1,884,503       2,178,162        1,884,182
  Assumed conversion of convertible
    debentures into common stock                                       1,175,850        1,423,125       1,175,850        1,423,125
  Dilutive effect of convertible preferred shares outstanding            351,762          389,487         363,096          389,487
  Dilutive effect of stock options outstanding after
     application of treasury stock method                                 62,217           27,827          57,852           22,148
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                        4,537                            4,288
  Dilutive effect of warrants outstanding                                 23,181                           20,179
  Weighted average number of
    unallocated shares held by ESOP                                       (6,042)         (11,817)         (6,042)         (11,817)
                                                                      ----------       ----------      ----------       ----------
                                                                       3,874,679        3,713,125       3,793,385        3,707,125
                                                                      ==========       ==========      ==========       ==========

Diluted net income per share                                         $       .25      $       .34     $       .42      $       .43
                                                                      ==========       ==========      ==========       ==========