Form 10-Q
period 1998-09-30
HECTOR COMMUNICATIONS CORP
filed 1998-11-13
CIK 863437

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

For the quarterly period ended         SEPTEMBER 30, 1998
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

          CLASS                                Outstanding at October 31, 1998
---------------------------                    -------------------------------
  Common Stock, par value                                 2,661,062
      $.01 per share

                       Total Pages (16) Exhibit at Page 16
--------------------------------------------------------------------------------

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

                            PART I. FINANCIAL INFORMATION

                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                                       September 30       December 31
Assets:                                                        1998              1997
                                                       ------------      ------------
Current assets:
  Cash and cash equivalents                            $  7,671,813      $ 12,455,399
  Temporary cash investments                                                  300,000
  Construction fund                                          77,773            77,690
  Accounts receivable, net                                5,040,856         4,003,184
  Materials, supplies and inventories                     1,415,867           542,681
  Prepaid expenses                                          174,454           216,351
                                                       ------------      ------------
    Total current assets                                 14,380,763        17,595,305

Property, plant and equipment                            72,522,021        65,794,563
  less accumulated depreciation                         (23,013,251)      (19,867,410)
                                                       ------------      ------------
    Net property, plant and equipment                    49,508,770        45,927,153

Other assets:
  Excess of cost over net assets acquired, net           51,597,593        51,169,677
  Marketable securities                                   8,351,395         5,485,698
  Wireless telephone investments                         11,734,159        10,680,655
  Other investments                                       8,316,336         7,231,868
  Deferred debenture issue costs, net                       414,057           780,089
  Other assets                                            2,575,104           420,511
                                                       ------------      ------------
    Total other assets                                   82,988,644        75,768,498
                                                       ------------      ------------
Total Assets                                           $146,878,177      $139,290,956
                                                       ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
    long-term debt                                     $  5,044,800      $  4,770,000
  Accounts payable                                        2,913,323         1,591,546
  Accrued expenses                                        1,670,232         2,247,972
  Income taxes payable                                      627,394           481,831
                                                       ------------      ------------
    Total current liabilities                            10,255,749         9,091,349

Long-term debt, less current portion                     96,407,909        97,793,195
Deferred investment tax credits                             262,232           381,180
Deferred income taxes                                     8,409,851         7,594,092
Deferred compensation                                       870,643           940,425
Minority stockholders interest in Alliance
  Telecommunications Corp.                                9,983,506         9,043,593

Stockholders' Equity                                     20,688,287        14,447,122
                                                       ------------      ------------
Total Liabilities and Stockholders' Equity             $146,878,177      $139,290,956
                                                       ============      ============

                   See notes to consolidated financial statements.


                           HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                 (unaudited)

                                              Three Months Ended September 30   Nine Months Ended September 30
                                              -------------------------------   ------------------------------
                                                          1998           1997            1998            1997
                                                 -------------   ------------    ------------    ------------
Revenues:
  Local network                                  $   1,394,487   $  1,290,906    $  3,943,825    $  3,649,860
  Network access                                     4,345,230      4,748,418      13,288,966      12,496,118
  Billing and collection                               235,933        267,868         634,453         797,270
  Nonregulated activities                            1,098,334      1,060,338       3,197,310       2,978,456
  Cable television revenues                            953,475        607,145       2,235,044       1,790,275
                                                 -------------   ------------    ------------    ------------
    Total revenues                                   8,027,459      7,974,675      23,299,598      21,711,979

Costs and expenses:
  Plant operations                                     679,988        891,070       2,592,470       2,710,598
  Depreciation and amortization                      1,973,826      1,818,967       5,730,237       5,462,917
  Customer operations                                  508,550        424,667       1,448,027       1,361,913
  General and administrative                         1,176,784      1,069,093       3,375,799       3,313,798
  Other operating expenses                             696,017        527,392       1,783,816       1,449,424
                                                 -------------   ------------    ------------    ------------
    Total costs and expenses                         5,035,165      4,731,189      14,930,349      14,298,650

Operating income                                     2,992,294      3,243,486       8,369,249       7,413,329

Other income and (expenses):
  Investment income                                    186,439        182,521         582,333         519,733
  Interest expense                                  (1,843,504)    (1,879,565)     (5,388,494)     (5,478,030)
  Gain on sales of marketable securities               517,826                        947,295       1,495,999
  Partnership and LLC income                           390,283        410,096         895,096         640,387
                                                 -------------   ------------    ------------    ------------
    Other expense, net                                (748,956)    (1,286,948)     (2,963,770)     (2,821,911)

Income before income taxes                           2,243,338      1,956,538       5,405,479       4,591,418

Income tax expense                                     984,000        945,000       2,379,000       2,170,000
                                                 -------------   ------------    ------------    ------------

Income before minority interest                      1,259,338      1,011,538       3,026,479       2,421,418

Minority interest in earnings of
  Alliance Telecommunications Corporation              384,853        315,772         939,913         514,815
                                                 -------------   ------------    ------------    ------------

Net income                                       $     874,485   $    695,766    $  2,086,566    $  1,906,603
                                                 -------------   ------------    ------------    ------------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                          (555,106)       408,434         270,571         911,906
  Less: reclassification adjustment for gains
    included in net income                            (517,826)                      (947,295)     (1,495,999)
                                                 -------------   ------------    ------------    ------------
Other comprehensive income (loss) before income taxe(1,072,932)       408,434        (676,724)       (584,093)
Income tax expense (benefit) related to items of other
  comprehensive income                                (429,173)       163,376        (270,690)       (233,637)
                                                 -------------   ------------    ------------    ------------
Other comprehensive income (loss)                     (643,759)       245,058        (406,034)       (350,456)
                                                 -------------   ------------    ------------    ------------
Comprehensive income                             $     230,726   $    940,824    $  1,680,532    $  1,556,147
                                                 =============   ============    ============    ============

Basic net income per share                       $         .34   $        .37    $        .90    $       1.01
Diluted net income per share                     $         .26   $        .24    $        .71    $        .67

                               See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                                                            Accumulated
                                                                                                                Other
                                    Preferred Stock      Common Stock      Additional              Unearned    Compre-
                                   ----------------- --------------------    Paid-in    Retained      ESOP     hensive
                                     Shares   Amount    Shares    Amount     Capital    Earnings     Shares     Income        Total
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ---------- -----------
BALANCE at December 31, 1996        389,487 $389,487  1,883,857 $ 18,839   $  102,003 $ 9,005,768 $(101,312) $  531,053 $ 9,945,838
Net income                                                                              2,720,753                         2,720,753
Issuance of common stock                                171,425    1,714    1,488,255                                     1,489,969
Issuance of common stock under
  Employee Stock Option Plan                              9,000       90       61,885                                        61,975
Issuance of common stock under
  Employee Stock Purchase Plan                            3,695       37       23,126                                        23,163
Conversion of preferred stock into
  common stock                      (11,387) (11,387)    11,387      114       11,273                                             0
ESOP Shares Allocated                                                          26,412                31,588                  58,000
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                         147,424     147,424
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ---------- -----------
BALANCE at December 31, 1997        378,100  378,100  2,079,364   20,794    1,712,954  11,726,521   (69,724)    678,477  14,447,122
Net income                                                                              2,086,566                         2,086,566
Issuance of common stock under
  Employee Stock Option Plan                             48,200      482      324,931                                       325,413
Issuance of common stock under
  Employee Stock Purchase Plan                           10,753      107       73,013                                        73,120
Issuance of common stock from
  exercise of outstanding
  warrants                                                7,876       79       61,091                                        61,170
Conversion of convertible
  debentures into common stock                          479,569    4,796    4,096,134                                     4,100,930
Conversion of preferred stock into
  common stock                      (35,300) (35,300)    35,300      353       34,947                                             0
Change in unrealized gains and
  losses on marketable securities,
  net of deferred taxes                                                                                        (406,034)    406,034)
                                   -------- -------- ---------- --------   ---------- ----------- ---------  ---------- -----------
BALANCE at September 30, 1998       342,800 $342,800  2,661,062 $ 26,611   $6,303,070 $13,813,087 $ (69,724) $  272,443 $20,688,287
                                   ======== ======== ========== ========   ========== =========== =========  ========== ===========


                      HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                                                 Nine Months Ended September 30
                                                                 ------------------------------
                                                                         1998              1997
                                                                  -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                     $  2,086,566      $  1,906,603
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                   5,862,719         5,604,751
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                  939,913           514,815
    Gain on sales of marketable securities                           (947,295)       (1,495,999)
    Income from partnership and LLC investments                      (895,096)         (640,387)
    Changes in assets and liabilities:
      Increase in accounts receivable                                (936,502)         (650,594)
      Increase in materials, supplies and inventories                (846,755)         (472,589)
      Decrease in prepaid expenses                                     51,251            35,632
      Increase in accounts payable                                  1,313,719           863,795
      Decrease in accrued expenses                                   (469,795)         (352,145)
      Increase in income taxes payable                                100,699           656,202
      Decrease in deferred investment credits                        (126,451)         (132,382)
      Decrease in deferred taxes                                     (615,270)          (44,019)
      Decrease in deferred compensation                               (69,782)          (35,639)
                                                                  -----------       -----------
      Net cash provided by operating activities                     5,447,921         5,758,044

Cash Flows from Investing Activities:
  Capital expenditures, net                                        (6,754,582)       (2,904,056)
  Sales of temporary cash investments                                 300,000           779,900
  Sales of marketable securities                                    1,801,879         1,728,115
  Increase in construction fund                                           (83)          (85,450)
  Purchases of wireless telephone investments                        (644,882)
  Proceeds from wireless telephone investments                        486,474           326,985
  Purchases of other investments                                     (578,979)       (1,320,349)
  Increase in excess of cost over net assets acquired                (952,650)
  Increase in other assets                                         (2,207,899)         (175,635)
  Payment for purchase of Felton Telephone Company,                (3,523,107)
    net of cash acquired
                                                                  -----------       -----------
      Net cash used in investing activities                       (12,073,829)       (1,650,490)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                      (3,766,739)       (4,711,656)
  Proceeds from issuance of notes payable and long-term debt        5,149,358         1,530,000
  Issuance of common stock                                            459,703            85,137
                                                                  -----------       -----------
    Net cash provided by (used in) financing activities             1,842,322        (3,096,519)
                                                                  -----------       -----------
Net Increase (Decrease) in Cash and Cash Equivalents               (4,783,586)        1,011,035
Cash and Cash Equivalents at Beginning of Period                   12,455,399         9,571,879
                                                                  -----------       -----------
Cash and Cash Equivalents at End of Period                       $  7,671,813      $ 10,582,914
                                                                  ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                $  5,536,402      $  5,653,724
  Income taxes paid during the period                               2,400,544         1,690,331

                        See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1998, the statements of income and comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1998 and 1997 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable   securities  consist  principally  of  equity  securities  of  other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                         Gross         Gross
                                      Unrealized    Unrealized         Fair
                           Cost          Gains         Losses         Value
September 30, 1998     $ 7,992,397   $ 1,275,728    $ (916,730)   $ 8,351,395
December 31, 1997        4,449,976     1,035,722          --        5,485,698

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                                   Accumulated
                                          Net         Deferred         Other
                                      Unrealized       Income     Comprehensive
                                         Gains          Taxes         Income
September 30, 1998                   $   358,998    $  (86,555)   $   272,443
December 31, 1997                      1,035,722      (357,245)       678,477

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $1,802,000 and $1,728,000 in 1998 and 1997, respectively. Gross realized gains on sales of these securities were $947,000 and $1,496,000 in 1998 and 1997, respectively. Income tax expense related to these gains was $379,000 and $598,000 in 1998 and 1997, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting which reflects original cost and recognition of the Company's share of income or losses. At September 30, 1998, the Company owned 10.0% of Midwest Wireless Communications LLC, 12.25% of Sioux Falls Cellular, Ltd., and 13.7% of Wireless North LLC.

Income recognized on cellular telephone investments, net of amortization, was $1,537,000 and $640,000 for the nine-month periods ended September 30, 1998 and 1997 respectively. Losses from PCS investments were $772,000 for the nine-month period ended September 30, 1998. Income from other equity method investments was $130,000 for the nine-month period ended September 30, 1998.

The Company made additional cash investments of $645,000 in the 1998 period to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $486,000 and $327,000 in 1998 and 1997, respectively.

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

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Nine Months Ended September 30, 1998 Compared to
                      Nine Months Ended September 30, 1997

Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates five local exchange telephone companies, two cable companies, an engineering company, and a credit card communications company. At September 30, 1998, the Company's wholly and majority owned subsidiaries provided telephone service to 34,600 access lines in 35 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 13,000 subscribers in Minnesota, North Dakota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Revenues from the Company's Hector and Alliance operations for the respective nine-month periods ending September 30 were as follows:


                                         Alliance           Alliance            Hector             Hector
                                             1998               1997              1998               1997
                                     ------------       ------------      ------------       ------------
Revenues:
  Local network                      $  2,776,230       $  2,516,377      $  1,167,595       $  1,133,483
  Network access                       10,161,677          9,668,809         3,127,289          2,827,309
  Billing and collection                  501,524            647,405           132,929            149,865
  Nonregulated activities               2,825,657          2,735,177           371,653            243,279
  Cable television revenues             1,172,688            764,600         1,062,356          1,025,675
                                     ------------       ------------      ------------       ------------
    Total revenues                   $ 17,437,776       $ 16,332,368      $  5,861,822       $  5,379,611


Revenues from the Company's 68% owned Alliance Telecommunications Corporation ("Alliance") operations increased $1,105,000 or 7%. Local network revenues increased $260,000 or 10% due to increases in the number of access lines served by the Company. Network access revenues increased $493,000 or 5% due to increased interstate access settlements from NECA. Alliance's 1997 revenues included a one-time retroactive network access settlement of $560,000. Cable television revenues increased $408,000 or 53% due to the acquisition of the Spectrum cable systems. Billing and collection revenues declined $146,000 or 23% due to reduced payments from interexchange carriers ("IXCs") associated with Company efforts to resell long distance services directly to customers. Revenues from nonregulated activities increased $90,000 or 3% due to increased revenues from internet customers.

Revenues from the Company's 100% owned Hector Communications Corporation ("Hector") operations increased $482,000 or 9%. Local network revenues increased $34,000 or 3% due to increases in the number of access lines served by the Company. Network access revenues increased $300,000 or 11%. The increase was principally due to increased interstate access settlements from NECA. Cable television revenues increased $37,000 or 4%. Billing and collection revenues declined $17,000 or 11%. Revenues from nonregulated activities increased $128,000 or 53% due to increased revenues from internet customers.

Operating costs and administrative expenses for 1998 increased $632,000 or 4% from the 1997 period. Operating costs and administrative expenses for Alliance's operations and Hector's operations for the respective nine-month periods ended September 30 were as follows:

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                         Alliance           Alliance            Hector             Hector
                                             1998               1997              1998               1997
                                     ------------       ------------      ------------       ------------
Costs and expenses:
  Plant operations                   $  1,910,781       $  2,015,574      $    681,689       $    695,024
  Depreciation and amortization         4,197,482          3,994,888         1,532,755          1,468,029
  Customer operations                   1,175,826          1,174,701           272,201            187,212
  General and administrative            2,302,511          2,289,344         1,073,288          1,024,454
  Nonregulated and miscellaneous          886,592            701,918           897,224            747,506
                                     ------------       ------------      ------------       ------------
    Total costs and expenses:        $ 10,473,192       $ 10,176,425      $  4,457,157       $  4,122,225
                                     ============       ============      ============       ============


Operating costs and expenses for Alliance operations increased $297,000 or 3%. Plant operations expenses decreased $105,000 or 5%. Depreciation and amortization expenses increased $203,000 or 5% due to expenses associated with new acquisitions. Customer operations expenses decreased $1,000 due to consolidation of certain job functions with Hector. General and administrative expenses increased $13,000 or 1%. Nonregulated expenses increased $185,000 or 26% due to increased cable television expenses associated with acquisitions. Operating income from Alliance's operations increased $809,000 or 13%.

Operating costs and expenses for Hector operations increased $335,000 or 8%. Plant operations expenses decreased $13,000 or 2%. Depreciation and amortization expenses increased $65,000 or 4%. Customer operations expenses increased $85,000 or 45% due to expenses incurred in integrating Hector's customer service system with Alliance and upgrading to Year 2000 compliance. General and administrative expenses increased $49,000 or 5%. Nonregulated expenses increased $150,000 or 20% due to increased cable television maintenance expenses and increased internet service expenses. Operating income from Hector operations increased $147,000 or 12%. Consolidated operating income increased $956,000 or 13%.

Consolidated interest expense, net of investment income decreased $152,000 due to principal payments made on outstanding borrowings and conversions of outstanding convertible debentures into common stock. Income from investments in partnerships and LLCs increased $255,000 due to above plan performance by investments in Midwest Wireless LLC, which offset start-up losses on the Company's personal communications services ("PCS") partnership investments. Gains on sales of marketable securities held by Alliance were $947,000 in the 1998 period. Gains on sales of marketable securities held by Hector were $1,496,000 in 1997.

Consolidated income before income taxes was $5,405,000 up 18% from $4,591,000 in 1997. Income tax expense was $2,379,000 in the 1998 period compared to $2,170,000 in 1997. The Company's effective tax rate of 44% in 1998 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in Alliance's 1996 purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $940,000 in the 1998 period compared to $515,000 in 1997. Net income was $2,087,000 compared to $1,907,000 in 1997.

                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997

Revenues from the Company's Hector and Alliance operations for the respective three-month periods ending September 30 were as follows:

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                         Alliance           Alliance            Hector             Hector
                                             1998               1997              1998               1997
                                     ------------       ------------      ------------       ------------
Revenues:
  Local network                      $    991,742       $    902,044      $    402,745       $    388,862
  Network access                        3,289,146          3,733,510         1,056,084          1,014,908
  Billing and collection                  190,807            214,171            45,126             53,697
  Nonregulated activities                 988,452            978,810           109,882             81,528
  Cable television revenues               597,872            259,386           355,603            347,759
                                     ------------       ------------      ------------       ------------
    Total revenues                   $  6,058,019       $  6,087,921      $  1,969,440       $  1,886,754
                                     ============       ============      ============       ============

Revenues from Alliance operations decreased $30,000. Excluding the acquisition of Felton Telephone Company and the Spectrum cable television systems, revenues decreased $690,000 or 12%. Local network revenues increased $90,000 or 10% due to increases in the number of access lines served by the Company. Network access revenues decreased $444,000 or 12%. . Alliance's 1997 revenues included a one-time retroactive network access settlement of $560,000. Cable television revenues increased $338,000 or 130% due to the acquisition of additional cable systems. Billing and collection revenues declined $23,000 or 11% due to reduced payments from IXCs associated with Company efforts to resell long distance services directly to customers. Revenues from nonregulated activities increased $10,000 or 1% due to increased revenues from internet customers.

Revenues from Hector operations increased $83,000 or 4%. Local network revenues increased $14,000 or 4% due to increases in the number of access lines served by the Company. Network access revenues increased $41,000 or 4%. The increase was principally due to increased cost-basis interstate access settlements from NECA. Cable television revenues increased $8,000 or 2%. Billing and collection revenues declined $9,000 or 16%. Revenues from nonregulated activities increased $28,000 or 35% due to increased revenues from internet customers.

Operating costs and administrative expenses for 1998 increased $304,000 or 6% from the 1997 period. Operating costs and administrative expenses for Alliance's operations and Hector's operations for the respective three-month periods ended
September 30 were as follows:

                                         Alliance           Alliance            Hector             Hector
                                             1998               1997              1998               1997
                                     ------------       ------------      ------------       ------------
Costs and expenses:
  Plant operations                   $    457,454       $    648,251      $    222,534       $    242,819
  Depreciation and amortization         1,462,931          1,331,665           510,895            487,302
  Customer operations                     422,524            359,236            86,026             65,431
  General and administrative              821,386            699,770           355,398            369,323
  Nonregulated and miscellaneous          354,442            269,837           341,575            257,555
                                     ------------       ------------      ------------       ------------
    Total costs and expenses:        $  3,518,737       $  3,308,759      $  1,516,428       $  1,422,430
                                     ============       ============      ============       ============


Operating costs and expenses for Alliance operations increased $210,000 or 6%. Plant operations expenses decreased $191,000 or 29%. Depreciation and amortization expenses increased $131,000 or 10% due to expenses associated with new acquisitions. Customer operations expenses increased $63,000 or 18%. General and administrative expenses increased $122,000 or 17%. Nonregulated expenses increased $85,000 or 31% due to increased cable television expenses associated with acquisitions. Operating income from Alliance's operations decreased $240,000 or 9%.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Operating costs and expenses for Hector operations increased $94,000 or 7%. Plant operations expenses decreased $20,000 or 8%. Depreciation and amortization expenses increased $24,000 or 5%. Customer operations expenses increased $21,000 or 31% due to expenses incurred in integrating Hector's customer service system with Alliance and upgrading to Year 2000 compliance. General and administrative expenses decreased $14,000 or 4% due to cost sharing with Alliance. Nonregulated expenses increased $84,000 or 33% due to increased cable television maintenance expenses and increased internet service expenses. Operating income from Hector operations decreased $11,000 or 2%. Consolidated operating income decreased $251,000 or 8%.

Consolidated interest expense, net of investment income decreased $40,000 due to principal payments made on outstanding borrowings and reduced interest charges on convertible debentures redeemed or converted into common stock in the period. Income from investments in partnerships and LLCs decreased $20,000 due to start-up losses on the Company's personal communications services ("PCS") partnership investments, which offset above plan performance by investments in Midwest Wireless LLC. Gains on sales of marketable securities held by Alliance were $518,000 in the 1998 period.

Consolidated income before income taxes was $2,243,000 compared to $1,957,000 in 1997. Income tax expense was $984,000 in the 1998 period compared to $945,000 in 1997. The Company's effective tax rate of 44% in 1998 is higher than the standard tax rate because the amortization expenses associated with excess of cost over net assets acquired in the Alliance's 1996 purchase of Ollig Utilities Company are not tax deductible. The 32% minority shareholders' interest in earnings of Alliance was $385,000 in the 1998 period compared to $315,000 in 1997. Net income was $874,000 compared to $696,000 in 1997.

                         Liquidity and Capital Resources

The Company produced cash from operating activities of $5,448,000 in the first nine months of 1998 compared to $5,758,000 in the 1997 period. The decrease was primarily due to the timing of accounts receivable collections from IXCs and increases in materials, supplies and inventories on hand. At September 30, 1998, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $16,023,000 compared to $18,241,000 at December 31, 1997. Working capital at September 30, 1998 was $4,125,000 compared to $8,504,000 at December 31, 1997.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company has locked in the interest rates on this debt for periods of 1 - 10 years at rates averaging 7.4%. The outstanding balance on this loan at September 30, 1998 was $51,163,000.

The Company's cash investment in Alliance is approximately $16,903,000, which included $6,000,000 of borrowing by the Company from St. Paul Bank. The Company repaid $2,000,000 of this debt in 1997 and paid down an additional $286,000 in the first quarter of 1998. In April, 1998, the Company refinanced the remaining debt through a fifteen-year term loan from Rural Telephone Financing Corporation ("RTFC").

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

In 1998 the Company issued two calls totaling $4,000,000 of its outstanding 8.5% convertible subordinated debentures. Of these called debentures, $193,000 worth were ultimately redeemed for cash and the balance was converted into common stock. In separate transactions, additional debentures totaling $702,000 have been redeemed for cash or converted to stock in the 1998 period. Outstanding convertible debentures totaled $7,948,000 at September 30, 1998. The Company believed that because its common stock was trading at a considerable premium to the conversion price available to debenture holders and the Company had sources of funds available at lower interest rates than carried by the debentures, it was in the best interest of both the Company and the debenture holders that the debentures be replaced with cheaper debt or converted to stock. The Company expects to continue to redeem debentures as market conditions and funds availability permit.

The Company finances its telephone asset additions from internally generated funds and drawdowns of Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") loan funds. At September 30, 1998, the Company's local exchange carrier ("LEC") subsidiaries had unadvanced loan commitments from RUS and RTB totaling $17,478,000. Alliance's LEC subsidiaries are in the process of applying for additional loans. Expected telephone and cable television plant additions for 1998, excluding the acquisition of the Spectrum cable systems, are $5,621,000 of which $4,979,000 has been spent to date.

The Company's investment income has been derived almost exclusively from interest earned on its cash and cash equivalents. Interest income earned by the Company has fluctuated in relation to changes in interest rates and availability of cash for investment.

The Company has also derived substantial amounts of net income from sales of securities held in its marketable securities portfolio, which appreciated significantly in value in the first half of 1998 before declining in the third quarter. In the first nine months of 1998, the Company received $1,802,000 from the sales of marketable securities. Proceeds from securities sales totaled $1,728,000 in 1997 and $2,053,000 in 1996. The Company believes sales of marketable securities will continue to be a significant cash source in future periods. At September 30, 1998, the Company's marketable securities portfolio consisted primarily of shares of Rural Cellular Corp., U.S. West Communications, Inc. and Media One Group, Inc. owned by Ollig Utilities Company and Felton Telephone Company, Inc. prior to their acquisition.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company is an investor in Wireless North LLC, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested $510,000 of cash and guaranteed debt of $1,373,000 in these entities through December 31, 1997. Capital contributions in 1998 to date total $573,000. The PCS systems are in start-up mode and have not been profitable to date. Losses accrued on this investment were $772,000 before income tax benefits in the first nine months of 1998. The Company has committed to providing $913,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

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

The Company will be upgrading its central office equipment and related software in the third and fourth quarters of 1998 to attain Year 2000 compliance. The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make the necessary hardware and software corrections. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and that no additional action related to this problem will be required when installation is complete. Estimated cost is $658,000. No retirements of equipment currently in service will be required.

The Company's billing, accounting and management information systems utilize software provided by Martin and Associates. The Company believes this software to be Year 2000 compliant.

At the present time, the Company does not expect Year 2000 problems to cause any interruption of service to customers or cause material disruptions to its own operations. However, it will continue to monitor the situation and modify its business plans and procedures as the situation warrants.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: changes in government rules and regulations, new technological developments, and other risks involving the telecommunications industry generally.
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


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

                                        Hector Communications Corporation

                             By /s/Charles A. Braun
                                        Charles A. Braun
                                        Chief Financial Officer
Date:  November 13, 1998

                             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                 EXHIBIT 11
                                     CALCULATION OF EARNINGS PER SHARE

                                                      Three Months Ended Sept 30   Nine Months Ended Sept 30
                                                      --------------------------   --- ---------------------
Basic:                                                    1998          1997           1998          1997
-------                                                ----------    ----------     ----------    ----------

Net income                                             $  874,485    $  695,766     $2,086,566    $1,906,603
                                                       ==========    ==========     ==========    ==========

Common shares:

  Weighted average number of common shares outstanding  2,586,476     1,904,900      2,315,763     1,898,713
  Number of unallocated shares held by ESOP                (6,042)      (11,817)        (6,042)      (11,817)
                                                       ----------    ----------     ----------    ----------
                                                        2,580,434     1,893,083      2,309,721     1,886,896
                                                       ==========    ==========     ==========    ==========

Net income per common share                            $      .34    $      .37     $      .90    $     1.01
                                                       ==========    ==========     ==========    ==========

Diluted:
-------------

Net income                                             $  874,485    $  695,766     $2,086,566    $1,906,603
Interest on convertible debentures, net of tax            135,028       189,654        502,233       568,962
                                                       ----------    ----------     ----------    ----------
  Adjusted net income                                  $1,009,513    $  885,420     $2,588,799    $2,475,565
                                                       ==========    ==========     ==========    ==========

Common and common equivalent shares:

  Weighted average number of common shares
    outstanding                                         2,586,476     1,904,900      2,315,763     1,898,713
  Assumed conversion of convertible
    debentures into common stock                          894,150     1,423,125        894,150     1,423,125
  Dilutive effect of convertible preferred shares
    outstanding                                           342,800       378,100        356,256       378,100
  Dilutive effect of stock options outstanding after
     application of treasury stock method                  41,868        40,581         52,921        30,004
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                         4,379                        5,302
  Dilutive effect of warrants outstanding                   9,162         1,236         16,781
  Weighted average number of
    unallocated shares held by ESOP                        (6,042)      (11,817)        (6,042)      (11,817)
                                                       ----------    ----------     ----------    ----------
                                                        3,872,793     3,736,125      3,635,131     3,718,125
                                                       ==========    ==========     ==========    ==========

Diluted net income per share                           $      .26    $      .24     $      .71    $      .67
                                                       ==========    ==========     ==========    ==========