Form 10-K
period 1998-12-31
HECTOR COMMUNICATIONS CORP
filed 1999-03-30
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

       Minnesota                                                41-1666660
---------------------------------                          --------------------
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

                               Title of each class
                               -------------------
                          Common Stock, $.01 par value
                      8.5% Convertible Debentures due 2002

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,745,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 24, 1999.

As of March 24, 1999 there were outstanding 2,663,467 shares of the Registrant's common stock.

Documents                            Incorporated  by  Reference:  The Company's
                                     Proxy  Statement for its Annual  Meeting of
                                     Shareholders  to be held on May 18, 1999 is
                                     incorporated  by reference into Part III of
                                     this Form 10-K.
--------------------------------------------------------------------------------

                                     PART I.

ITEM 1.  BUSINESS

[a]    GENERAL DEVELOPMENT OF BUSINESS

       Hector Communications Corporation ("HCC" or "Company") is a diversified telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, is principally engaged in providing local telephone service. At December 31, 1998, the Company's wholly and majority owned telephone subsidiaries (generally referred to as "local exchange carriers" or "LECs") served approximately 34,700 access lines and provided telephone service to 35 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. In addition, at such date, through its cable television subsidiaries and four LEC subsidiaries, the Company provided cable television services to approximately 13,000 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in entities providing wireless telephone and other telecommunications related services.

       Since becoming a publicly-held company in 1990, HCC has owned and operated five wholly owned local exchange company subsidiaries which served 6,800 access lines at December 31, 1998. On April 25, 1996, HCC, through its 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), acquired Ollig Utilities Company ("Ollig"), a privately owned telecommunications holding company for $80 million. At the time of the acquisition, Ollig subsidiaries served approximately 25,000 access lines and 3,400 cable television subscribers in Minnesota, Iowa, North Dakota and South Dakota. Golden West
Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in Note 11 to the financial statements found under Item 8 of this report.


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

       The Company continually assesses acquisition opportunities. Competition to acquire attractive telephone or cable television properties is intense. Further, acquisitions of rural telephone exchanges are subject to the approval of regulatory agencies in some states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. While management will aggressively pursue acquisitions of telephone exchanges, there can be no assurance that the Company will be able to negotiate acquisitions on acceptable terms or that regulatory approval, where required, will be received.

(2)    Telephone

       The Company provides modern, high-quality local telephone service and access to long distance telephone service through its five wholly owned and five majority owned local exchange carrier subsidiaries. Local service is directly provided by the Company's LECs and long distance or toll service is provided through connections with interexchange carriers ("IXCs"), primarily AT&T, MCI and Sprint. All subscribers have private line service. The Company's customer base is approximately 81% residential and approximately 19% commercial and industrial.

       The following chart presents the number of access lines served by the Company's LEC subsidiaries at December 31, 1998, 1997 and 1996:

Telephone Company                                                               Access Lines*
------------------                                                               December 31
                                                              --------------------------------------------------
                                                                   1998               1997                1996
                                                              -----------         -----------        -----------
Hector Communications Corporation:
       Arrowhead Communications Corporation                         780                749                 748
       Eagle Valley Telephone Company                               676                685                 678
       Granada Telephone Company                                    274                275                 276
       Pine Island Telephone Company                              3,019              2,919               2,775
       Indianhead Telephone Company                               2,109              2,076               2,057
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     12,675             12,023              11,852
       Sleepy Eye Telephone Company                               6,197              5,998               5,814
       Sioux Valley Telephone Company                             5,679              5,457               5,355
       Hills Telephone Company                                    2,618              2,545               2,465
       Felton Telephone Company                                     735
                                                              ----------          ----------         ----------
                                                                 34,762             32,727              32,020
                                                              ==========          ==========         ==========


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

       In Minnesota, telephone companies serving fewer than 50,000 access lines can elect to provide service under an alternate form of regulation. Companies choosing alternative regulation are not subject to rate of return review by the Public Utilities Commission. All of the Company's Minnesota based LEC subsidiaries elected to be covered by alternative rate regulation election effective January 1, 1996. Local rate increases after January 1, 1998 are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review.

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

       A number of the telephone subsidiaries recover a portion of their costs via interstate and intrastate support mechanisms. Reevaluation and probable modification of these mechanisms is expected. The interstate universal service fund, which is administered by NECA, has been capped and indexed as an interim measure pending regulatory proceedings. Interstate universal service fund support accounted for $951,000, $656,000 and $617,000 of the Company's network access revenues in 1998, 1997 and 1996, respectively. The Telecommunications Act of 1996 includes provisions to widen the base of providers contributing support for universal service, but also requires development of new mechanisms and eligibility criteria. There is no assurance cost recovery through direct and indirect interstate mechanisms will remain at current levels.

       Support and rate structures are in the process of being reduced in Minnesota and have been recently changed in Wisconsin. There is no assurance the states will continue to provide for cost recovery from current sources at current levels. The Company expects to seek higher local service rates to recover costs for which current interstate or intrastate recovery may become unavailable.

Construction and Development Program

       The Company's policy is to upgrade the plant and equipment of its local exchange carrier subsidiaries to maintain modern, high quality telephone service. Plant additions are made to upgrade service, replace existing facilities and provide for service expansions. This program also allows the Company to improve service, increase revenues and reduce costs by taking advantage of technological developments in the telecommunications industry. 100% of the Company's access lines use digital switching technology and it is installing high-capacity fiber-optic cable facilities where appropriate. Financing for the telephone construction program is expected to come from internally generated funds, supplemented by long-term financing from federal financing programs.

Federal Financing Programs and Other Financing Sources
------------------------------------------------------

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

         At December 31, 1998, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $17,552,000 to finance specific construction activities in future years. However, there is no assurance the Company will be able to draw down funds on these loans and no guarantee the loan terms or interest rates will be acceptable to the Company. If the Company is unable to borrow funds through the RUS and RTB programs and the LEC subsidiaries were to borrow instead from conventional lenders, the cost of new loans might increase significantly.

         In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. The face amount of the loan was $55,250,000. The loan is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The Company has fixed interest rates on this loan for periods ranging from one to ten years at rates averaging 7.5%. The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March 2011.

         St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1998 was $3,258,000. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. The Company did not accrue a patronage refund for 1998. Approximately 30% of the patronage refunds were received in cash, with the balance in stock of St. Paul Bank. Patronage refunds are shown in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds might be in future years.

         In 1996, the Company and one of its cable television subsidiaries, North American Communications Corporation, negotiated a loan agreement with the St. Paul Bank for Cooperatives to provide additional financing for the acquisition of Ollig Utilities Company. The outstanding loan balance at December 31, 1997 was $4,000,000. In 1998, the Company replaced this loan with a 15-year term loan from Rural Telephone Financing Cooperative ("RTFC"). Interest rate on the loan varies according to the rate charged by the Lender for similar loans (6.1% at December 31, 1998).

         In 1998, the Company negotiated a $5,000,000 revolving line of credit from RTFC. Interest on outstanding borrowings against the credit line is at the bank's prime rate plus 1.5% (6.7% at December 31, 1998). The Company borrowed $2,000,000 against the credit line in 1998 to help finance the purchase of additional cable television systems from Spectrum Cablevision Limited Partnership. It expects to replace this debt with longer term financing in 1999. Both the term loan and the credit line are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

         In February 1995, the Company completed a $12,650,000 public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. The debentures include restrictions on payment of dividends to the Company's shareholders and are subordinated to $4,000,000 of senior indebtedness owed by the Company to RTFC. As of February 15, 1999, the Company has the right to call the debentures at a price ranging from 100% to 102% of par value. During 1998, the Company issued two separate calls to retire debentures, which resulted in $4,264,000 of debentures being converted into stock and $438,000 of debentures being purchased and retired. The offering's underwriters also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. At December 31, 1998, 112,140 warrants remain outstanding and expire February 15, 2000.


Competition
-----------

         Under provisions of the Telecommunications Act of 1996, LECs must allow competitors access to the local network facilities. The law also mandates changes in the rules governing universal service supports, permits LECs to enter the long distance business, and changes many of the provisions of the 1984 consent decree which broke apart AT&T and still restricts the activities of AT&T and the Regional Bell Operating Companies. The final results of the changes made by the new law will not be known until rule making by the FCC and state regulatory agencies is complete. Several provisions of the law are also being contested in the courts, making some applications of the law subject to the judicial process. The Company is monitoring developments regarding the regulatory climate closely, and expects its operations will be materially affected by new rules, but cannot predict what effect the law and regulations adopted pursuant to the law will have on its business.

         Prior to passage of the new telecommunications law, a series of FCC, court and state regulatory agency decisions had served to introduce competition into many sectors of the telephone industry, including interstate and intrastate long distance services, special access services and customer premises equipment. The Company is presently the only provider of local telephone service in the areas it serves. The Company does not know to what extent it will be subject to local competition in the markets it serves as competition expands in the new regulatory environment. Technological developments in competing technologies such as wireless telephone, digital microwave, coaxial cable, fiber-optics and other wireless and wired technologies may result in other forms of competition to the Company's landline services. The Company and many other members of the local exchange carrier industry are seeking to maintain a strong, universally affordable public telecommunications network through policies and programs that are sensitive to the needs of the small communities and rural areas served by the Company's telephone subsidiaries.

         Certain providers and users of long distance service may seek to bypass LEC switching services and local distribution facilities, particularly if these services are not strategically priced. There are many ways these customers may bypass the Company's switching services. Users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier. Certain interexchange carriers provide services that allow users to divert their traffic from the LEC's usage sensitive services to flat-rate services. Users may also choose to use wireless telephone service to bypass the LEC's switching service. The Company's telephone subsidiaries have experienced only a small loss of traffic due to bypass. The Company and the local exchange carrier industry are seeking to address bypass problems by advocating flexible pricing, including reduced pricing of access and long distance services where appropriate.

         New telecommunications laws and recent FCC rulings, which seek to promote competition in voice and video communications, may provide the Company with increased business opportunities. Recent changes permit local telephone companies to offer video dial tone services, permitting greater telephone company participation in the video marketplace. The rules against cross-ownership of telephone and cable television systems have also been somewhat relaxed. The FCC has also authorized cellular telephone, personal communications services and other technologies, which may compete with traditional telephone services and provide new business opportunities. The Company actively monitors legislative and regulatory changes to protect its own interests and evaluate new opportunities.

         The   Clinton   administration   has   actively   promoted  a  national
communications policy directed toward creation of a broadband, interactive national information infrastructure. The administration has advocated legislation based on five principles: encouraging private investment, providing and protecting competition, providing open access to the telecommunications network, avoiding a society of information "haves" and "have nots", and encouraging flexible and responsive government action. Given the Administration's initiatives as well as recent Congressional actions, the Company expects that eventually there may be open access to every aspect of the communications industry. However, the telecommunications law also mandates continuing support for universal service and bans discrimination in toll rates based on geography. The Company believes high-cost support funds and similar cost-averaging methods should continue to be employed to ensure that advanced communications services reach rural areas. The Company plans to compete by providing advanced, high-quality voice, data and video services.

Wireless Telephone Services
---------------------------

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

         The FCC established 733 cellular service areas in the United States, consisting of 305 Metropolitan Statistical Areas ("MSAs") and 428 Rural Service Areas ("RSAs"). The FCC granted two licenses to provide cellular service in each territory. One license was granted to a company or affiliated group of companies providing local telephone service in the area ("Wireline Carriers"). The other license was granted to a company not providing local telephone service and not affiliated with a local telephone company in the service area ("Non-Wireline Carriers"). The Company acquired its interests in cellular telephone as part of the Wireline Carrier group in the RSA markets in which it owns a telephone operating company.

         At December 31, 1998, the Company was an investor in limited liability companies which provide cellular telephone service in five RSAs in Minnesota, one RSA in North Dakota and the Rochester, Minnesota MSA. The Company accounts for these investments using the equity method. Income recognized on these wireless investments was $1,508,000, $1,210,000, and $391,000 in 1998, 1997 and
1996, respectively. The following table provides the Company's percentage of ownership in each venture and the Company's proportionate share of the population served by each venture at December 31, 1998:

                                                              Total                                   Company's
                                                           Population            Percent              Share of
Name of Venture                  Service Area            Equivalents(1)         Ownership            Total POPs
--------------------             -----------------       --------------         ----------           -----------
Midwest Wireless                 Rochester, MN MSA            948,000             10.00%                94,800
  Communications LLC             and MN RSAs 7, 8,
                                 9, 10 and 11

Red River Cellular, Inc.         ND RSA 3                      92,000              1.60%                 1,472


(1)      Estimated population based on the 1990 United States Census.

       In December, 1998, the Company sold its interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA. Proceeds from the sale were $6,725,000. Gain on the sale, after income taxes and before minority interest, was $2,890,000. Income recognized from the Company's investment in this partnership was $334,000, $377,000 and $109,000 in 1998, 1997 and 1996,
respectively.

         The Company is also an investor in Rural Cellular Corporation ("RCC"), a publicly traded company providing cellular telephone services in Minnesota and New England. In February 1996, RCC completed an initial offering of its common stock to the public. As part of the offering, the Company sold 61,133 shares of RCC and recorded a gain on sale of $485,000. In 1997, the Company sold an additional 161,469 shares of RCC for a gain of $1,464,000. In 1998, the Company sold 40,000 shares of RCC for a gain of $179,000. As part of the acquisition of Felton Telephone Company, the Company acquired an additional 167,664 shares of RCC in 1998. At December 31, 1998, the Company owned approximately 3.7% of RCC's common stock.

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

         The Company owns 13.06% of Wireless North, a consortium of three limited partnerships and one limited liability corporation which have acquired 16 licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company has invested $1,271,000 of cash and guaranteed debt of $1,373,000 in these entities. The PCS systems are in start-up mode and have not been profitable to date. Losses recorded by the Company on its PCS investments were $1,066,000, $435,000 and $73,000 in 1998, 1997 and 1996,
respectively. The Company has committed to providing $664,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

         There are a number of recent technological developments in the wireless telephone industry. Currently most cellular telephone systems use equipment that processes information digitally but transmits radio signals on an analog basis. Digital radio technology offers advantages, including less transmission noise, greater system capacity and lower incremental costs for additional customers. The conversion from analog to digital radio technology was expected to take a number of years, but is being accelerated by competition from digital PCS systems.

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


Other Telecommunications Investments
         The Company also has investments in several other telecommunications related businesses, including an 12.0% ownership interest in Minnesota Equal Access Network Services, Inc. ("MEANS"). MEANS was formed in 1988 to bring state-of-the-art telecommunications to rural areas of Minnesota. MEANS is owned by shareholders that represent more than two-thirds of the local exchange carriers in Minnesota. MEANS operates a fiber optic communications network linking communities throughout the state, including all the major metropolitan areas. MEANS also provides long-distance telecommun-ications services to business and residential customers in rural Minnesota. These services include toll-free telephone numbers providing access from anywhere in the Unites States and Canada, cellular telephone service, prepaid calling cards, video conferencing and internet access.



(3)    Cable Television

       The Company,  through its cable  television  and local  exchange  carrier subsidiaries, owns and operates 46 cable television systems serving approximately 13,000 subscribers in Minnesota, North Dakota, South Dakota and Wisconsin. All of its cable television systems offer one or more channels of premium programming, featuring motion pictures presented without commercial interruption.

       The Company's cable television revenues are derived almost exclusively from monthly fees for basic and premium programming. The Company's fees for basic services range from $14.95 to $26.28 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services are provided to subscribers for an additional fee of $6.95 to $10.95 per month per channel. Approximately one-third of the Company's cable television customers subscribe to a premium channel. The Company obtains its premium programming from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service. Subscribers are free to discontinue the cable service at any time without penalty. The Company periodically increases its basic and premium programming subscriber fees to reflect the addition of new cable television services and increased costs due to inflation.

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

       The FCC regulates the Company's cable television systems. FCC regulations contain many detailed provisions including: "must carry" rules regarding the broadcast television and translator signals the operator must include in its channel offerings to subscribers, exclusivity provisions (requiring the deletion of certain programming carried by out-of-area stations where it would duplicate programming carried by local stations), technical standards and performance testing requirements, and franchise fees applicable to state and local cable television franchises. To date, the Company has not experienced any difficulty in complying with the FCC rules.

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

(4)    Employees

       At March 1, 1999, the Company had 150 full-time and part-time employees, of which 101 employees work in the Alliance operations and 49 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(5)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 1999 were as follows:

       Name                           Age        Position
       -----------------              ---        -------------------------------

       Curtis A. Sampson              65         Chairman of the Board and Chief
                                                 Executive Officer

       Steven H. Sjogren              56         President and Chief Operating
                                                 Officer

       Paul N. Hanson                 52         Vice President and Treasurer

       Charles A. Braun               41         Chief Financial Officer


       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms. Each officer above has served the Company in the indicated capacity since 1990.

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


[d]    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
       EXPORT SALES

       Not Applicable.

ITEM 2.   PROPERTIES

       The Company and its wholly-owned and majority-owned subsidiaries own and operate local exchange telephone property in Minnesota, Wisconsin, South Dakota and Iowa. The Company also has cable television properties in Minnesota, Wisconsin, North Dakota and South Dakota. HCC and its wholly-owned subsidiaries hold approximately 32% of net consolidated property, plant and equipment. Alliance and its subsidiaries hold the remaining 68%.

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is currently being traded on the American Stock Exchange. Prior to February 20, 1998, the Company's common stock traded on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

       The table below presents the range of high and low trading prices for the Company's stock for each period as reported by the respective exchanges.

                              1998                                 1997
Quarter                High              Low              High               Low
--------------------------------------------------------------------------------

First                $12.63            $9.00             $8.50             $7.25
Second                12.25            10.50              9.75              7.38
Third                 11.25             7.75             10.50              7.88
Fourth                 9.00             7.38             10.13              8.50

[b]    HOLDERS

         At March 1, 1999 there were approximately 570 holders of record of Hector Communications Corporation common stock.

[c]    DIVIDENDS

       HCC has not paid cash dividends on its common stock or preferred stock since it began operating as a public company in 1990, nor does HCC have any obligations to pay dividends on its preferred stock. The financing agreements between HCC's subsidiaries and their lenders, and HCC and its lenders restrict the ability of HCC to pay dividends. At the present time, HCC intends to retain earnings to finance the expansion of its business, and does not anticipate any cash dividends will be paid in the foreseeable future. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 6 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.


ITEM 6.  SELECTED FINANCIAL DATA

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (in thousands except per share amounts)

                                                                                      Year Ended December 31
                                                                    ------------------------------------------------------------
                                                                           1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 31,839    $ 28,866    $ 20,658     $ 5,844     $ 5,740

Costs and Expenses                                                       21,192      19,113      14,066       4,992       4,175
--------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                         10,647       9,753       6,592         852       1,565

Other Income (Expenses), net                                                (40)     (3,367)     (3,518)       (980)      2,055
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Income Taxes                                        10,606       6,386       3,074        (128)      3,620

Income Tax Expense (Benefit)                                              4,949       2,867       1,540         (51)      1,415
--------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest                                    5,657       3,519       1,534         (77)      2,205

Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                          1,747         798         325
--------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                      $  3,910    $  2,721    $  1,209     $   (77)    $ 2,205
================================================================================================================================

Basic Net Income (Loss) Per Common Share                               $   1.63    $   1.44    $    .65     $  (.04)    $  1.18
Diluted Net Income (Loss) Per Common Share:                            $   1.15    $    .93    $    .53     $  (.04)    $   .97

Average Shares Outstanding:
  Common shares only                                                      2,403       1,893       1,870       1,866       1,863
  Common and potential common shares                                      3,937       3,732       3,694       1,866       2,266
===============================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $  6,554    $  8,504    $  1,307     $ 9,679     $ 4,740
Property, Plant and Equipment, net                                       50,810      45,927      47,039      14,609      13,019
Excess of Cost Over Net Assets Acquired, net                             53,004      51,170      52,510         907         839
Total Assets                                                            150,680     139,291     137,348      33,518      22,749
Long-Term Debt                                                           94,232      97,793      96,127      22,096      10,528
Stockholders' Equity                                                     22,720      14,447       9,946       8,134       8,230
--------------------------------------------------------------------------------------------------------------------------------

All potential common shares are anti-dilutive for 1995 and are excluded from calculation of net income per share

Operating results for 1996 include the operations of Ollig Utilities Company from the April 25, 1996 purchase date.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At December 31, 1998, these subsidiaries provided telephone service to 6,858 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 30 cable television systems serving 4,840 customers in 36 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and MEANS.

In 1996, the Company joined with Golden West Telecommunications Cooperative and Split Rock Telecom Cooperative to organize Alliance Telecommunications Corporation ("Alliance"). The Company owns a 68% interest in Alliance. Effective April 25, 1996, Alliance acquired Ollig Utilities Company ("Ollig"). At December 31, 1998, Alliance, through Ollig and its five local exchange telephone subsidiaries, provided telephone service to 27,904 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's 16 cable television systems provided cable television services to approximately 8,160 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless LLC, Wireless North LLC and MEANS, own marketable securities portfolios with investments in telecommunications providers like U.S. West Communications, Inc., MediaOne Group, Inc. and Rural Cellular Corporation, and has other investments.

Results of Operations
---------------------

General
-------

       The Company's telephone revenues are principally derived from the local service and access revenues received by its local exchange carrier ("LEC") subsidiaries. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors.

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

       The following table presents the percentage of revenues derived from local service revenues, access revenues, billing and collection services, nonregulated telephone activities and cable television operations for the last three years:
                                                                       Year Ended December 31
                                                          --------------------------------------------------
                                                              1998               1997                 1996
                                                          -----------        ----------          -----------
       Local network                                          16.6%              16.9%                17.8%
       Network access                                         55.6               58.0                 55.8
       Nonregulated telephone activities                      15.0               13.3                 13.0
       Billing and collecting                                  2.7                3.5                  4.3
       Cable television                                       10.1                8.3                  9.1
                                                          -----------       -----------          -----------
                                                             100.0  %           100.0%               100.0%
                                                          ===========       ===========          ===========

1998 Compared to 1997
---------------------

       Consolidated revenues increased 10% to $31,839,000. The revenue breakdown by operating group was as follows:

                                                     Alliance                            Hector
                                               Year Ended December 31             Year Ended December 31
                                               1998              1997             1998              1997
                                          ------------      ------------     ------------      ------------
Local Network                             $  3,730,079      $  3,346,733     $   1,560,732     $  1,519,514
Network Access                              13,480,391        12,845,426         4,229,530        3,892,682
Billing and Collection                         683,132           820,540           182,635          209,642
Nonregulated activities                      4,283,839         3,469,234           489,528          369,188
Cable Television                             1,774,495         1,027,602         1,424,333        1,365,804
                                          ------------      ------------     -------------     ------------
                                          $ 23,951,936      $ 21,509,535     $   7,886,758     $  7,356,830
                                          ============      ============     =============     ============


 Consolidated local service revenues increased $425,000 or 9%. The increase was due to increases in access lines served, which increased 6% to 34,760. Growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services, and the acquisition by Alliance of Felton Telephone Company ("Felton"). Network access revenues increased $972,000 or 6%. Excluding Felton, the increase was $581,000 or 3%. The increase was chiefly due to increased use of the telephone network by customers and increased universal service support funds. 1997 access revenues were high due to a one-time retroactive tariff settlement received by an Alliance subsidiary.

       Nonregulated revenues increased $935,000 or 24%. Revenue increases were due to increased internet revenues, commissions on sales of long distance services and leases of fiber-optic transport facilities. Cable television revenues increased $805,000 or 34% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership. Billing and collection revenues declined $164,000 or 16% as IXCs continued the trend toward self-billing of customers.

       Consolidated operating costs and expenses increased $2,079,000 or 11%. Costs and expenses by operating group were as follows:

                                                     Alliance                            Hector
                                              Year Ended December 31              Year Ended December 31
                                              1998              1997              1998              1997
                                          ------------      ------------     -------------     ------------
Plant operations                          $  2,821,318      $  2,714,192     $     933,994     $    916,638
Depreciation and amortization                5,712,509         5,336,031         2,068,701        1,973,699
Customer operations                          1,549,019         1,430,676           254,649          243,435
General and administrative                   2,575,215         2,324,079         1,375,954        1,269,042
Other operating expenses                     2,646,862         1,830,921         1,253,586        1,074,244
                                          ------------      ------------     -------------     ------------
                                          $ 15,304,923      $ 13,635,899     $   5,886,884     $  5,477,058
                                          ============      ============     =============     ============

       Consolidated plant operations expenses increased $124,000 or 3%, due to the acquisition of Felton. Depreciation and amortization increased $471,000 or 6% due to the acquisitions of Felton and the Spectrum cable television systems. Customer operations expenses increased $130,000, or 7% due largely to growth in the number of customers served. General and administrative expenses increased $358,000 or 10% due to the Company's expanded operations. Other operating expenses increased $995,000 or 34% due to increased cable television expenses from the Spectrum systems. Consolidated operating income increased $893,000 or 9%.

       Interest expenses increased $518,000. The biggest factor in the interest expense increase was the lack of patronage dividends on interest paid to St. Paul Bank. This dividend was $694,000 in 1997, and the Company had anticipated a similar dividend in 1998. However, St. Paul Bank has substantial loan exposures in the agricultural economy, and poor performance by that economy during the third and fourth quarters of 1998 prevented the payment of patronage dividends at anticipated rates. The Company also had interest on new borrowings to finance the acquisitions of Felton and the Spectrum cable systems. This was offset to some degree by interest reductions on convertible debentures that were retired or converted into common stock in the second and third quarters of 1998.

     Income from partnership and LLC investments decreased $425,000 from 1997. Income from Midwest Wireless LLC increased $298,000 to $1,508,000, due to continuing growth in the number of customers using cellular services. Income from the Sioux Falls, South Dakota MSA prior to its sale was $334,000 compared to $377,000 for all of 1997. Losses from the Company's Wireless North PCS investment totaled $1,066,000 compared to $435,000 in 1997. While the Company anticipated substantial losses from this operation's start-up phase, it is concerned that anticipated future capital investments may be inadequate to finance Wireless North's expansion plans. Accordingly, the Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation.

       Investment income declined $17,000. Alliance had gains on sales of marketable securities totaling $965,000 in 1998. Alliance continues to hold a significant portfolio of marketable securities. In December, 1998, Alliance sold its 12.25% interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc. for $6,725,000. Alliance's gain on the sale before income taxes was $4,817,000. Hector had gains on marketable securities sales of $1,496,000 in 1997.

       Income before income taxes increased 66% to $10,606,000. The Company's effective income tax rate of 46.7% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses associated with the acquisition of Ollig Utilities. Income before minority interest increased 61% to $5,657,000. Minority interest on earnings of Alliance were $1,747,000 compared to $798,000 in 1997. Net income increased 44% to $3,910,000.

1997 Compared to 1996
---------------------

       Consolidated revenues increased 40% to $28,866,000. Most of the increase was due to the 1996 acquisition by Alliance Telecommunications Corporation of Ollig Utilities Company. The operations of Alliance, which are substantially larger than those of HCC prior to the acquisition, had a huge impact on operating results. 1997 results include twelve months of Alliance operations compared to just eight months included in 1996. The following table shows revenues from Alliance's operations separate from those of Hector.

                                                     Alliance
                                           Year Ended   Eight Months Ended               Hector
                                           December 31       December 31          Year Ended December 31
                                               1997              1996             1997              1996
                                          ------------      ------------     -------------     ------------
Local network                             $  3,346,733      $  2,207,217     $   1,519,514     $  1,474,912
Network access                              12,845,426         7,817,153         3,892,682        3,717,729
Billing and collection                         820,540           656,706           209,642          224,908
Nonregulated activities                      3,469,234         2,386,360           369,188          303,895
Cable television                             1,027,602           628,988         1,365,804        1,239,653
                                          ------------      ------------     -------------     ------------
                                          $ 21,509,535      $ 13,696,424     $   7,356,830     $  6,961,097
                                          ============      ============     =============     ============

         Revenues from Hector's operations increased $396,000 or 6%. Revenues from telephone operations increased $270,000, or 5%. Local network revenues increased $45,000 or 3%, due to increases in the number of access lines served. Network access revenues increased $175,000 or 5% due to increased interstate settlements from NECA, which offset lower intrastate access revenues. Billing and collection revenues decreased $15,000 or 7% as IXCs are continuing to reduce their reliance on LECs to provide these services. Revenues from nonregulated sources increased $65,000 or 21% due to increased internet revenues. Cable television revenue increased $126,000 or 10%. The increase was due to increases in subscriber rates and the full year effect of the acquisition of two small cable systems in September 1996.

         Alliance's 1997 revenues benefited from a one-time retroactive network access settlement of $560,000 received from NECA by one of its subsidiaries. This settlement included $390,000 related to 1995 and 1996 settlements.

       Consolidated operating costs and administrative expenses increased $5,047,000 or 36% over 1996. 1997 results include twelve months of Alliance operating expenses compared to just eight months included in 1996. The following table shows operating expenses from Alliance's operations separate from those of the Company.
                                                     Alliance
                                           Year Ended    Eight Months Ended              Hector
                                           December 31       December 31          Year Ended December 31
                                               1997               1996            1997              1996
                                          ------------      ------------     -------------     ------------
Plant operations                          $  2,714,192      $  1,869,098     $     916,638     $    838,787
Depreciation/amortization                    5,336,031         3,493,668         1,973,699        1,934,117
Customer operations                          1,430,676           945,664           243,435          245,277
General and administrative                   2,324,079         1,509,010         1,269,042        1,254,197
Other operating                              1,830,921         1,069,148         1,074,244          906,902
                                          ------------     -------------    --------------     ------------
                                          $ 13,635,899      $  8,886,588     $   5,477,058     $  5,179,280
                                          ============     =============     =============     ============

       Operating costs and expenses for Hector's operations increased $298,000 or 6%. Expense increases were due to higher maintenance expenses on telephone plant and higher cable television expenses due to the acquisition of two new cable systems in 1996. Consolidated operating income increased $3,162,000, or 48%. Operating income from HCC's operations increased 98,000 or 5%.

       Consolidated interest expense, net of investment income increased $1,463,000. Net interest expense for Hector increased $207,000, reflecting the full year effect of interest on borrowings from St. Paul Bank used in the acquisition of Ollig and reduced income due to decreased cash available for investment. Net interest expense on Alliance increased $1,256,000 due to the full year effect of interest on the acquisition loan from St. Paul Bank for Cooperatives associated with the purchase of Ollig Utilities Company. HCC's investment income benefited from gains on sales of marketable securities of $1,496,000 and $688,000 in 1997 and 1996, respectively. Income from wireless telephone investments increased $806,000 or 160%, due primarily to the Company's equity interest in the increased profits of Midwest Wireless LLC. These earnings were more than enough to offset start-up losses of $435,000 incurred by PCS partnerships in which the Company holds equity interests.

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

Liquidity and Capital Resources
-------------------------------

       Cash flows from consolidated operating activities were $9,623,000, $8,365,000 and $7,064,000 in 1998, 1997, and 1996, respectively. At December 31,
1998, the Company's total cash, cash equivalents, temporary cash investments and marketable securities totaled $23,241,000 compared to $18,241,000 at December 31, 1997. Alliance's cash and securities were $18,908,000 of this total. Working capital at December 31, 1998 was $6,554,000 compared to $8,504,000 at December 31, 1997. The current ratio was 1.5 to 1.

       Effective April 1, 1998, Alliance acquired all the outstanding common stock of Felton Telephone Company ("Felton"); a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds a significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. Purchase price was $3,650,000, which includes a cash downpayment and seller financing of the balance through a $3,149,000 note payable bearing interest at 8.25%. The note matures April 1, 2005.

       Effective June 9, 1998, Alliance acquired the assets of 8 cable television systems serving 4,000 customers in 19 rural communities in Minnesota and North Dakota from Spectrum Cablevision Limited Partnership ("Spectrum"). Several of these communities are also served by Alliance's telephone subsidiaries. Purchase price was approximately $4,572,000. Financing for this purchase included $2,000,000 from a new line of credit arrangement with Rural Telephone Finance Cooperative. In September 1996, Hector acquired two additional cable systems serving 320 subscribers for $319,000. In 1997, Alliance acquired one small system for $120,000.

       On April 25, 1996, Alliance purchased Ollig Utilities Company for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). Interest rates on this debt have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at December 31, 1998 was $50,525,000.

       St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. In 1998, as a condition of maintaining its loan, the Company invested an additional $509,000 of cash in the stock of St. Paul Bank. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. Approximately 30% of the patronage refund is received in cash, with the balance in stock of St. Paul Bank. Total investment in the bank was $3,258,000 at December 31, 1998.

       In 1996, the Company borrowed $6,000,000 from St. Paul Bank to help finance its $16,903,000 cash investment in Alliance. In 1997, the Company repaid principal of $2,000,000 on the loan and converted the remaining balance into a five-year term loan. In 1998, the Company refinanced the loan with a 15-year term loan from Rural Telephone Finance Cooperative.

         The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. LEC subsidiaries serve its telephone customers with a 100%-digital switching network and almost 100% buried outside plant. Hector's plant additions in 1998, 1997 and 1996 were $2,652,000, $2,316,000 and $2,268,000, respectively. Alliance's plant additions in 1998, 1997 and 1996 were $5,163,000 (excluding the acquisitions of Felton and Spectrum), $2,379,000 and $2,901,000, respectively. Plant additions for 1999 for Hector and Alliance are expected to total $3,237,000 and $3,245,000, respectively, and will provide customers with additional advanced switching services, upgrade the telephone switching system to Year 2000 compliance and expand usage of high capacity fiber optics in the telephone network.

       Hector's LEC subsidiaries have used loans from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $737,000, $2,026,000, and $411,000 in 1998, 1997 and 1996, respectively. The average interest rate on outstanding RUS and RTB loans is 5.6%. Substantially all of the LEC's assets are pledged or are subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid to the Company by the LEC subsidiaries is limited by covenants in the mortgages. At December 31, 1998 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $17,552,000.

         Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 1998, Alliance received $1,820,000 from sales of interests in Rural Cellular Corporation, MediaOne Group, Inc., Comnet Cellular, Inc. and
Illuminet, Inc. In 1997, Hector sold 161,469 shares of Rural Cellular Corporation for $1,728,000. In 1996, Hector received $1,499,000 from the sale of its remaining shares of Telephone and Data Systems, Inc., obtained in the 1994 sale of its Rochester, MN cellular MSA interest. Hector also received $554,000 from 61,133 shares of Rural Cellular Corporation sold in that company's initial public offering of its common stock in February 1996. At December 31, 1998, Alliance continued to maintain a significant marketable securities portfolio consisting primarily of shares of Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. owned by Ollig Utilities Company and Felton Telephone Company prior to their acquisition by the Alliance.

         In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc. for $6,725,000. The Company continued to maintain its ownership in Midwest Wireless through acquisition of additional partnership interests. Cash expended to purchase Midwest Wireless interests was $380,000 in 1998, increasing the Company's total ownership percentage to 10%.

         The Company is an investor in Wireless North, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested cash of $761,000 in Wireless North in 1998. Investments in Wireless North in 1997 and 1996 consisted of $510,000 of cash and debt guarantees of $1,373,000. The PCS systems are in start-up mode and have incurred significant losses to date. The Company has committed to providing $664,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

       By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

Acquisitions
------------

     The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company is currently a member of investor groups seeking to acquire rural telephone properties expected to be offered for sale by GTE and U.S. West Communications in 1999. The Company cannot predict if it will be successful in acquiring additional properties, nor does it have financing in place for possible acquisitions.

Effects of Inflation
--------------------

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

Year 2000 Issues
----------------

         The software used by the Company's data processing and central office equipment was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1998 is abbreviated as "98". Most software using this system does not recognize that the year 2000, abbreviated as "00", follows 1999. This causes computing errors in date sensitive processes. The Company has surveyed its central office and data processing systems to locate computer systems that may be subject to this error.

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

         The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make all the necessary hardware and software corrections required to bring its system into Year 2000 compliance. It has contracted with Nortel, Inc. to upgrade its equipment to Year 2000 compliance. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and hardware and that no additional action related to this problem will be required when installation is complete. Estimated cost is $658,000. The Company began upgrading its central office equipment and related software to Year 2000 compliance in the third quarter of 1998. Installation and testing of all the new hardware and software interconnections is expected to be completed in November 1999.

         The Company's billing, accounting and management information systems utilize software provided by Martin and Associates. The Company believes this software to be Year 2000 compliant.

         At the present time, the Company does not expect Year 2000 problems to cause any interruption of service to customers or cause material disruptions to its own operations. The Company is in constant contact with its equipment supplier and with management and service personnel of other telephone service providers and affected customers as the upgrade and integration process moves forward. The Company also plans to have additional personnel available as required to address any new Year 2000 problems that arise. The Company does not expect Year 2000 problems to cause any loss of service to customers, but will continue to monitor the situation and modify its business plans and procedures as the situation warrants.


New Accounting Standards
------------------------

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company has adjusted the presentation of its financial statements for earlier periods to comply with the standard. Adoption of the standard resulted in the addition of the change in unrealized marketable securities gains and losses to the Company's results of operations.

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revises the standards for the way public enterprises report financial and descriptive information about operating segments in financial statements. Adoption of this standard had no material effect on the Company's results of operations or financial position, but did change the disclosure of segment information contained elsewhere in this report to more closely reflect the Company's management and ownership structure (Note 11).

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe the new standard will have a material effect on its financial position or results of operations.

Factors Affecting Future Performance
------------------------------------

       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act of 1996, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, Year 2000 problems, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.



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


                                            /s/ Curtis A. Sampson
                                            ------------------------------------
                                            Curtis A. Sampson
                                            Chairman and Chief Executive Officer


                                            /s/ Charles A. Braun
                                            ------------------------------------
                                            Charles A. Braun
March 29, 1999                              Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                           INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Olsen Thielen & Co., Ltd.
-----------------------------
Olsen Thielen & Co., Ltd.
February 17, 1999
St. Paul, Minnesota



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                            December 31
                                                                                -----------------------------------
                                                                                       1998                 1997
                                                                                --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   14,686,034       $   12,455,399
  Temporary cash investments                                                                                300,000
  Construction fund (Note 6)                                                           200,491               77,690
  Accounts receivable (net of allowance for doubtful accounts of
    $234,000 and $5,000, respectively)                                               4,140,992            4,003,184
  Materials, supplies and inventories, at average cost                                 528,839              542,681
  Prepaid expenses                                                                     180,134              216,351
                                                                                --------------       --------------
      TOTAL CURRENT ASSETS                                                          19,736,490           17,595,305

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 5)                                  50,810,464           45,927,153

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $4,890,000 and $3,391,000 (Note 1)                                           53,003,560           51,169,677
  Marketable securities (Note 3)                                                     8,555,336            5,485,698
  Wireless telephone investments (Note 4)                                            9,482,902           10,680,655
  Other investments (Notes 1 and 6)                                                  8,259,419            7,231,868
  Deferred debenture issue costs (Note 6)                                              371,311              780,089
  Other assets (Note 1)                                                                460,305              420,511
                                                                                --------------       --------------
      TOTAL OTHER ASSETS                                                            80,132,833           75,768,498
                                                                                --------------       --------------

TOTAL ASSETS                                                                     $ 150,679,787        $ 139,290,956
                                                                                ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 6)                  $    6,808,500       $    4,770,000
  Accounts payable (Note 10)                                                         2,473,526            1,591,546
  Accrued expenses                                                                   1,945,687            2,247,972
  Income taxes payable                                                               1,955,153              481,831
                                                                                --------------       --------------
     TOTAL CURRENT LIABILITES                                                       13,182,866            9,091,349

LONG-TERM DEBT, less current portion (Note 6)                                       94,232,389           97,793,195

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                               252,601              381,180

DEFERRED INCOME TAXES (Note 7)                                                       8,510,637            7,594,092

DEFERRED COMPENSATION (Note 9)                                                         990,155              940,425

COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                             10,790,818            9,043,593

STOCKHOLDERS' EQUITY: (Notes 1, 6 and 8)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 342,800 and 378,100 shares issued and outstanding            342,800              378,100
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    2,661,062 and 2,079,364 shares issued and outstanding                               26,611               20,794
  Additional paid-in capital                                                         6,326,441            1,712,954
  Retained earnings                                                                 15,636,764           11,726,521
                                                                                --------------       --------------
                                                                                    22,332,616           13,838,369
  Unearned employee stock ownership shares                                                                  (69,724)
  Accumulated other comprehensive income (Note 3)                                      387,705              678,477
                                                                                --------------       --------------
     TOTAL STOCKHOLDERS' EQUITY                                                     22,720,321           14,447,122
                                                                                --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  150,679,787       $ 139,290,956
                                                                                ==============       ==============

                                         See  notes  to  consolidated financia statements.


                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                       Year Ended December 31
                                                                        ---------------------------------------------------
                                                                               1998               1997               1996
                                                                        -------------      -------------      -------------
REVENUES:
  Local network                                                         $   5,290,811      $   4,866,247      $   3,682,129
  Network access                                                           17,709,921         16,738,108         11,534,882
  Billing and collection                                                      865,767          1,030,182            881,614
  Nonregulated activities                                                   4,773,367          3,838,422          2,690,255
  Cable television revenues                                                 3,198,828          2,393,406          1,868,641
                                                                        -------------      -------------      -------------
    TOTAL REVENUES                                                         31,838,694         28,866,365         20,657,521

COSTS AND EXPENSES:
  Plant operations                                                          3,755,312          3,630,830          2,707,885
  Depreciation and amortization                                             7,781,210          7,309,730          5,427,785
  Customer operations                                                       1,803,668          1,674,111          1,190,941
  General and administrative                                                3,951,169          3,593,121          2,763,207
  Other operating expenses                                                  3,900,448          2,905,165          1,976,050
                                                                        -------------      -------------      -------------
    TOTAL COSTS AND EXPENSES                                               21,191,807         19,112,957         14,065,868
                                                                        -------------      -------------      -------------

OPERATING INCOME                                                           10,646,887          9,753,408          6,591,653

OTHER INCOME (EXPENSES):
  Interest expense                                                         (7,315,153)        (6,797,354)        (5,399,617)
  Partnership and LLC income (Note 4)                                         883,096          1,308,346            502,837
  Investment income                                                           609,071            625,582            691,215
  Gain on sale of marketable securities (Note 3)                              965,069          1,495,999            687,947
  Gain on sale of cellular partnership (Note 4)                             4,817,498
                                                                        -------------      -------------      -------------
    OTHER EXPENSES, net                                                       (40,419)        (3,367,427)        (3,517,618)
                                                                        -------------      -------------      -------------

INCOME BEFORE INCOME TAXES                                                 10,606,468          6,385,981          3,074,035

INCOME TAX EXPENSE (Note 7)                                                 4,949,000          2,867,000          1,540,000
                                                                        -------------      -------------      -------------

INCOME BEFORE MINORITY INTEREST                                             5,657,468          3,518,981          1,534,035

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                                   1,747,225            798,228            325,365
                                                                        -------------      -------------      -------------

NET INCOME                                                                  3,910,243          2,720,753          1,208,670
                                                                        -------------      -------------      -------------

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains on marketable securities                           492,287          1,754,213          1,465,455
  Reclassification adjustment for gains included in net income               (965,069)        (1,495,999)          (687,947)
                                                                        -------------      -------------      -------------
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE
  INCOME TAXES                                                               (472,782)           258,214            777,508
                                                                        -------------      -------------      -------------
Income tax expense related to unrealized holding gains
  on marketable securities                                                    189,519            752,667            464,521
Income tax benefit related to reclassification adjustment for
  gains included in net income                                               (371,529)          (641,877)          (218,066)
                                                                        -------------      -------------      -------------
Income tax expense (benefit) related to items of other
  comprehensive income                                                       (182,010)           110,790            246,455
                                                                        -------------      -------------      -------------
Other Comprehensive Income (Loss)                                            (290,772)           147,424            531,053
                                                                        -------------      -------------      -------------

COMPREHENSIVE INCOME                                                    $   3,619,471      $   2,868,177      $   1,739,723
                                                                        =============      =============      =============

BASIC NET INCOME PER COMMON SHARE (Note 1)                              $        1.63      $        1.44      $         .65
                                                                        =============      =============      =============

DILUTED NET INCOME PER COMMON SHARE (Note 1)                            $        1.15      $         .93      $         .53
                                                                        =============      =============      =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 8):
  Common shares only                                                        2,403,000          1,893,000          1,870,000
  Common and potential common shares                                        3,937,000          3,732,000          3,694,000

                                         See  notes  to  consolidated financial statements.



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               Unearned    Accumulated
                                Preferred Stock      Common Stock     Additional               Employee       Other
                               ----------------- ------------------      Paid-in   Retained   Stock Owner- Comprehensive
                                 Shares   Amount    Shares    Amount     Capital   Earnings   ship Shares     Income         Total
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1995    389,487 $389,487 1,880,294 $  18,803  $   74,215 $  7,797,098  $ (145,256) $   -        $ 8,134,347
Net income                                                                          1,208,670                             1,208,670
Issuance of common stock under
  Employee Stock Purchase Plan                       3,563        36      21,732                                             21,768
ESOP Shares Allocated                                                      6,056                   43,944                    50,000
Change in unrealized gains on
  marketable securities, net
  of deferred taxes                                                                                           531,053       531,053
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1996    389,487  389,487 1,883,857    18,839     102,003    9,005,768    (101,312)    531,053     9,945,838
Net income                                                                          2,720,753                             2,720,753
Issuance of common stock                           171,425     1,714   1,488,255                                          1,489,969
Issuance of common stock under
  Employee Stock Purchase Plan                       3,695        37      23,126                                             23,163
Issuance of common stock under
  Employee Stock Option Plan                         9,000        90      61,885                                             61,975
Issuance of common stock in
  exchange for preferred stock  (11,387) (11,387)   11,387       114      11,273                                                  0
ESOP Shares Allocated                                                     26,412                   31,588                    58,000
Change in unrealized gains on
  marketable securities, net
   of deferred taxes                                                                                          147,424       147,424
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1997    378,100  378,100 2,079,364    20,794   1,712,954   11,726,521    (69,724)     678,477    14,447,122
Net income                                                                          3,910,243                             3,910,243
Issuance of common stock under
  Employee Stock Purchase Plan                      10,753       107      73,013                                             73,120
Issuance of common stock under
  Employee Stock Option Plan                        48,200       482     354,931                                            355,413
Issuance of common stock in
  exchange for preferred stock  (35,300) (35,300)   35,300       353      34,947                                                  0
Issuance of common stock from
  exercise of outstanding
  warrants                                           7,876        79      61,091                                             61,170
Conversion of convertible
 debentures into common stock                      479,569     4,796   4,096,134                                          4,100,930
ESOP Shares Allocated                                                     (6,629)                  69,724                    63,095
Change in unrealized gains on
  marketable securities, net
  of deferred taxes                                                                                          (290,772)     (290,772
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1998    342,800 $342,800 2,661,062 $  26,611 $ 6,326,441 $ 15,636,764 $     -      $  387,705   $22,720,321
                               ======== ======== ========= ========= =========== ============ ===========  ==========   ===========


                                              See notes to consolidated financial statements.




                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
                                                                            ----------------------------------------------
                                                                                   1998             1997             1996
                                                                            ------------     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $  3,910,243     $  2,720,753      $ 1,208,670
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
      Depreciation and amortization                                            7,957,527        7,500,078        5,617,722
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                            1,747,225          798,228          325,365
      Gain on sales of marketable securities                                    (965,069)      (1,495,999)        (687,947)
      Gain on sale of wireless partnership investment                         (4,817,498)
      Income from partnership and LLC investments                               (883,096)      (1,308,346)        (502,837)
      Proceeds from wireless telephone investments                             1,206,505          792,622          437,371
      Noncash patronage refunds                                                                  (661,923)        (220,662)
      Changes in assets and liabilities net of effects from
        the purchase of Ollig Utilities, Inc. and Felton Telephone Company:
        Decrease in marketable securities                                                                        1,499,072
        Increase in accounts receivable                                          (37,845)         (37,430)        (408,601)
        Decrease (increase) in materials, supplies and inventories                21,188          (30,567)          75,557
        Decrease (increase) in prepaid expenses                                   46,455          (56,060)          (6,057)
        Increase (decrease) in accounts payable                                  866,321         (269,033)        (585,734)
        Increase (decrease) in accrued expenses                                 (193,287)         157,333          708,528
        Increase (decrease) in income taxes payable                            1,455,010          422,816         (615,843)
        Decrease in deferred investment tax credits                             (136,016)        (145,167)        (129,000)
        Increase (decrease) in deferred income taxes                            (604,706)          25,394          380,000
        Increase (decrease) in deferred compensation                              49,730          (47,519)         (31,679)
                                                                            ------------     ------------      -----------
          Net cash provided by operating activities                            9,622,687        8,365,180        7,063,925

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (9,716,135)      (4,695,301)      (5,168,997)
  Sales of temporary cash investments                                            300,000          779,900           94,806
  Sales of marketable securities                                               1,819,653        1,728,115          553,645
  Purchases of wireless telephone investments                                 (1,140,457)         (98,933)        (250,000)
  Decrease (increase) in construction fund                                      (122,801)          (3,353)         100,393
  Purchases of other investments                                              (1,083,592)      (1,193,105)      (1,274,443)
  Proceeds from sale of wireless partnership investment                        6,725,140
  Proceeds from other investments                                                114,536           27,667           29,911
  Increase in excess of cost over net assets acquired                         (2,797,123)         (61,107)         (88,517)
  Decrease (increase) in other assets                                            (62,012)          12,534          107,198
  Increase in cash from purchase of Felton Telephone Company                     196,500
  Payment for purchase of Ollig Utilities Company,
    net of cash acquired                                                                                       (69,189,692)
                                                                            ------------     ------------      -----------
         Net cash used in investing activities                                (5,766,291)      (3,503,583)     (75,085,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                               (8,911,738)      (5,637,184)      (2,607,031)
  Proceeds from issuance of notes payable and long-term debt                   6,733,179        2,026,000       63,168,775
  Minority interest in Alliance Telecommunications Corporation                                                   7,920,000
  Issuance of common stock                                                       489,703        1,575,107           21,768
  ESOP shares allocated                                                           63,095           58,000           50,000
                                                                            ------------     ------------      -----------
         Net cash provided by (used in) financing activities                  (1,625,761)      (1,978,077)      68,553,512
                                                                            ------------     ------------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,230,635        2,883,520          531,741

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                12,455,399        9,571,879        9,040,138
                                                                            ------------     ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 14,686,034     $ 12,455,399      $ 9,571,879
                                                                            ============     ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                             $  7,096,930     $  7,316,215      $ 4,974,256
  Income taxes paid                                                            4,262,666        2,564,157        1,890,825

                                             See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates five local exchange telephone companies, two cable television companies, an engineering company, and a credit card communications company. At December 31, 1998, the Company's wholly and majority owned subsidiaries provided telephone service to 34,700 access lines in 35 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to approximately 13,000 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Accounting estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates. The Company's financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $6,260,624, $5,807,103 and $4,305,212 for 1998, 1997 and 1996, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from assets and any gains or losses are included in accumulated depreciation.

Wireless telephone investments: The Company has significant investments in Midwest Wireless, LLC and Wireless North, LLC. The Company is the largest shareholder of Midwest Wireless, LLC and the second largest shareholder of Wireless North, LLC and has the ability to influence the operating and financial policies of these companies. The Company recognizes income and losses from these investments on the equity method of accounting. Income and losses recognized from these investments are material to the Company's operating results.

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses was $1,499,456, $1,401,889 and $961,981 in 1998, 1997 and 1996,
respectively.

Deferred debenture issue costs are the underwriting, legal and accounting fees incurred by the Company in completing its February, 1995 public offering of convertible subordinated debentures. The debenture issue costs are being amortized over the seven-year life of the debentures (Note 6). Amortization cost included in interest expense was $176,317, $189,112 and $189,112 in 1998, 1997 and 1996, respectively. When debentures are converted into common stock, any remaining issue costs are charged to capital. $233,549 of debenture issue costs was charged to capital in 1998. Accumulated amortization was $460,425 and $543,698 at December 31, 1998 and 1997, respectively.

Other investments consist of Rural Telephone Bank stock, Minnesota Equal Access Network Services, Inc. stock, St. Paul Bank for Cooperatives stock, and investments in stock companies and partnerships of other telecommunications service providers. Long-term investments in companies that are not intended for resale or are not readily marketable are valued at cost, which does not exceed net realizable value. Investments in joint ventures, partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

Other assets are cable television franchises owned by the Company and other deferred charges. Amortization included in expenses was $21,130, $100,738 and $161,417 for 1998, 1997 and 1996, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt payable to the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt owed to RUS and RTB was $31,183,000 and $30,215,000 at December 31, 1998 and 1997, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

Revenue recognition: Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of final cost separation studies, which are typically settled within two years.

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

Statement of cash flows: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. During 1998, the Company issued two separate calls to retire outstanding convertible debentures. As a result of these calls, $4,264,000 of debentures was converted into common stock in noncash transactions.

New accounting principles: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company has adjusted the presentation of its financial statements for earlier periods to comply with the standard. Adoption of the standard resulted in the addition of the change in unrealized marketable securities gains and losses to the Company's results of operations.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revises the standards for the way public enterprises report financial and descriptive information about operating segments in financial statements. Adoption of this standard had no material effect on the Company's results of operations or financial position, but did change the disclosure of segment information contained elsewhere in this report to more closely reflect the Company's management and ownership structure (Note 11).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not believe the new standard will have a material effect on its financial position or results of operations.

Basis of presentation: Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - ACQUISITIONS.

Effective April 1, 1998, Alliance Telecommunications Corporation acquired all the outstanding common stock of Felton Telephone Company ("Felton"); a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and holds a significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. Purchase price was $3,650,000, which includes a cash downpayment and seller financing of the balance through a $3,149,000 note payable bearing interest at 8.25%. The note matures April 1, 2005. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $536,000, which is being amortized on a straight-line basis over 40 years. The operations of Felton, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

      Property, plant and equipment                           $       1,427,800
      Excess of cost over net assets acquired                           536,215
      Marketable securities                                           4,363,854
      Long-term debt                                                 (1,770,895)
      Deferred taxes and credits                                     (1,709,976)
      Other assets and liabilities                                      803,002
                                                              -----------------
      Total purchase price                                            3,650,000
      Less notes payable issued to seller                            (3,149,358)
      Less cash and cash equivalents acquired                          (590,944)
      Less deposits and acquisition costs paid in 1997                 (106,198)
                                                              -----------------
      Increase in cash from purchase of Felton
         Telephone Company                                    $         196,500
                                                              =================

Effective June 9, 1998, Alliance acquired the assets of 8 cable television systems from Spectrum Cablevision Limited Partnership ("Spectrum"). These systems serve 4,000 cable television customers in 19 rural communities in Minnesota and North Dakota, including several communities also served by the Company's telephone subsidiaries. Purchase price was approximately $4,572,000. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $2,797,000, which is being amortized over 15 years on a straight-line basis. The operations of the cable systems, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date.

Effective April 25, 1996, Alliance purchased Ollig Utilities Company ("Ollig") for $80,000,000 in cash. The Company owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. Alliance financed the acquisition using the combined equity investments of its shareholders and debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). The Company's cash investment in Alliance was approximately $16,903,000. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $51,948,000 (including $6,272,000 allocated to wireless telephone investments) which is being amortized on a straight line basis over 40 years. The results of operations of Ollig have been included in the Company's financial results subsequent to April 25, 1996.In the acquisition, the following assets were acquired and liabilities assumed:

      Property, plant and equipment                           $      31,566,292
      Excess of cost over net assets acquired                        52,404,243
      Wireless telephone investments                                  8,704,392
      Marketable securities                                           4,334,814
      Long-term debt                                                (23,023,316)
      Deferred credits                                               (7,028,096)
      Other assets and liabilities                                   13,041,671
                                                              -----------------
      Total purchase price                                           80,000,000
      Acquisition costs                                                  72,730
                                                              -----------------
      Total acquisition expenditures                                 80,072,730
      Less cash and cash equivalents acquired                        (8,092,802)
      Less deposits and acquisition costs paid in 1995               (2,790,236)
                                                              ------------------
      Payment for purchase of Ollig Utilities
          Company, net of cash acquired                       $      69,189,692
                                                              =================

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The acquisition of Felton Telephone Company included a substantial portfolio of marketable securities of this type. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 1998 and December 31, 1997. The cost and fair values of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                           ---------------   --------------    --------------   --------------
December 31, 1998                          $     7,792,397   $    1,949,794    $  (1,386,855)   $    8,555,336
December 31, 1997                                4,449,976        1,035,722           -              5,485,698

Net unrealized gains on marketable securities, net of related deferred taxes, are included in stockholders' equity as accumulated other comprehensive income at December 31, 1998 and 1997 as follows:

                                                                    Net           Deferred         Accumulated
                                                                Unrealized         Income         Comprehensive
                                                                   Gains            Taxes            Income
                                                             --------------    --------------   ---------------
December 31, 1998                                            $      562,939    $    (175,235)   $      387,705
December 31, 1997                                                 1,035,722         (357,245)          678,477

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $1,820,000, $1,728,000 and $554,000 in 1998, 1997 and 1996, respectively. Gross realized gains on sales of these securities were $965,000, $1,496,000 and $485,000 in 1998, 1997 and 1996, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.

Gross proceeds from sales of securities in 1996, which were classified as trading securities at December 31, 1995, were $1,499,000. Gross realized gains on these sales were $203,000 in 1996.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

Investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At December 31, 1998, the Company owned 10.00% of Midwest Wireless Communications LLC, which provides cellular service to the former RSA partnership areas in southern Minnesota and the Rochester, Minnesota MSA. Income from this investment, net of associated amortization expense, was $1,508,000, $1,210,000 and $391,000 in 1998, 1997 and 1996, respectively. Cash distributions received from Midwest Wireless were $848,000, $397,000 and $203,000 in 1998, 1997 and 1996, respectively. The excess of cost over the Company's share of equity in Midwest Wireless, net of amortization reserves, was $5,990,000 and $5,818,000 at December 31, 1998 and 1997, respectively. Excess cost is being amortized on the straight-line method over forty years. Amortization expense was $158,000, $151,000 and $105,000 in 1998, 1997 and 1996, respectively. At December 31,
1998, the Company's cumulative share of income from Midwest Wireless was $3,406,000, of which $2,155,000 was undistributed.

The Company owns 13.06% of Wireless North, a consortium of three limited partnerships and one LLC with licenses to provide personal communications services in Minnesota, Wisconsin, North Dakota and South Dakota. At December 31, 1998, the Company had invested $1,271,000 of cash and guaranteed debt of $1,373,000 in Wireless North. Its PCS systems are in start-up mode and have not been profitable to date. Losses were $1,066,000, $435,000 and $73,000 in 1998, 1997 and 1996, respectively. The Company has committed to providing $664,000 of additional capital to these entities. It cannot predict if additional funding beyond this amount will be required.

Summarized audited financial information for these companies for 1998, 1997 and 1996 is as follows:

                              Year Ended        Year Ended      Six Months Ended
                             December 31          December          December 31
                                  1998                1997               1996
                        ----------------    ---------------     ---------------
Current assets         $      14,894,978   $     14,361,193    $      6,211,038
Noncurrent assets             84,844,144         68,816,885          35,243,820
Current liabilities           14,856,061         10,796,036           4,299,058
Noncurrent liabilities        51,090,911         43,117,318          17,393,410
Members' equity               33,792,150         29,264,724          19,762,390
Revenues                      50,268,747         40,330,759          17,982,165
Expenses                      41,649,381         30,581,537          13,970,615
Net income                     8,619,366          9,749,222           4,011,550


In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA for $6,725,000 of cash. Gain on the sale was $4,817,000. Income from this investment prior to the sale, net of associated amortization expense, was $334,000, $377,000 and $109,000 in 1998, 1997 and 1996, respectively. Amortization expense was $29,000, $36,000 and $24,000 in 1998, 1997 and 1996, respectively. The excess of cost over the Company's share of equity in the partnership, net of amortization reserves, was $1,356,000 at December 31, 1997.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                   December 31
                               Estimated     --------------------------------
                              useful life           1998               1997
                              -----------    ------------        ------------
Land                                         $    589,560        $    556,976
Buildings                     5-40 years        5,379,836           5,171,387
Machinery and equipment       3-15 years        1,238,040           2,089,598
Furniture and fixtures        5-10 years        2,129,062             471,489
Telephone plant               5-33 years       57,385,560          50,638,166
Cable television plant        10-15 years       8,495,861           6,190,412
Construction in progress                        1,027,314             676,535
                                             ------------        ------------
                                               76,245,233          65,794,563
Less accumulated depreciation                  25,434,769          19,867,410
                                             ------------        ------------
                                             $ 50,810,464        $ 45,927,153
                                             ============        ============


NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                          December 31
                                                                ----------------------------
                                                                       1998            1997
                                                                ------------    ------------
Notes  payable  to  St.  Paul  Bank  for   Cooperatives,   payable  by  Alliance
  Telecommunications Corporation in monthly installments,  average interest rate of 7.5%,
  due 1999 to 2011                                              $ 50,524,700    $ 53,063,200
Rural Utilities  Service ("RUS") and Rural Telephone Ban ("RTB") mortgage notes,
  payable  by  telephone   company   subsidiaries   in  monthly  and   quarterly
  installments,
  average rate of 5.6%, due 1999 to 2026                          33,761,429      32,715,608
Convertible subordinated debentures, payable to
  bondholders, interest rate of 8.5%, due 2002                     7,948,000      12,650,000
Notes payable to former owners of Felton Telephone
  Company, payable by a subsidiary of Alliance Tele-
  communications Corporation in monthly installments,
  interest rate of 8.25%, due 2005                                 2,891,908
Notes payable to Rural Telephone Finance Cooperative
  In quarterly installments, interest rate of 6.1%, due 2013       3,914,852
Notes payable on line of credit from Rural Telephone
  Finance Cooperative, interest rate of 6.7%, due 1999             2,000,000
Note payable to St. Paul Bank for Cooperatives,
  interest rate of 8.0%                                                            4,000,000
Notes payable to former cable television system owners,
  payable annually by cable television subsidiary,
  interest rate of 6%                                                                134,387
                                                                ------------    ------------
                                                                 101,040,889     102,563,195
Less current portion                                               6,808,500       4,770,000
                                                                ------------    ------------
                                                                $ 94,232,389    $ 97,793,195
                                                                ============    ============

Substantially all assets of the Company's telephone subsidiaries are pledged as collateral under the RUS and RTB debt agreements. The telephone company subsidiaries also have restrictions on distributions of capital to the parent company relative to their outstanding indebtedness. At December 31, 1998, $1,300,000 of retained earnings of these subsidiaries was available for dividend payments to HCC.

In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. The face amount of the loan was $55,250,000. The loan is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The Company has fixed interest rates on this loan for periods ranging from one to ten years at rates averaging approximately 7.5%. The Company made only interest payments on the loan in 1996. Principal payments began in January 1997 and will continue until March 2011.

St. Paul Bank is a cooperative, owned and controlled by its customers. As a condition to receiving the loans, the Company purchased stock in the bank. The Company's investment in St. Paul Bank stock at December 31, 1998 and 1997 was $3,258,000 and $2,749,000, respectively. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company's patronage refund from St. Paul Bank was $694,000 and $221,000 in 1997 and 1996, respectively. Approximately 30% of the patronage refund is received in cash, with the balance in stock of St. Paul Bank. The patronage refund is shown in the Company's operating statement as a reduction of interest expense. The Company did not accrue a patronage refund for 1998, and cannot predict what patronage refunds might be in future years.

In 1996, the Company and one of its cable television subsidiaries negotiated a loan agreement with the St. Paul Bank to provide additional financing for the acquisition of Ollig Utilities Company. The outstanding loan balance at December 31, 1997 was $4,000,000. In 1998, the Company replaced this loan with a 15-year term loan from Rural Telephone Financing Cooperative ("RTFC"). Interest rate on the loan varies according to the rate charged by the Lender for similar loans (6.1% at December 31, 1998).

In 1998 the Company negotiated a $5,000,000 revolving line of credit from RTFC. Interest on outstanding borrowings against the credit line is at the bank's prime rate plus 1.5% (6.7% at December 31, 1998). The Company borrowed $2,000,000 against the credit line in 1998 to help finance the purchase of additional cable television systems from Spectrum Cablevision Limited Partnership. It expects to replace this debt with longer term financing in 1999. Both the credit line and the term loan are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

In February 1995 the Company completed a public offering of convertible subordinated debentures. The debentures carry an interest rate of 8.5% and mature February 15, 2002. As of February 15, 1999, the Company has the right to call the debentures at a price (depending on the trading price of the Company's common stock) ranging from 100% to 102% of par. During 1998, the Company issued two separate calls to retire debentures, which resulted in $4,264,000 of debentures being converted into stock and $438,000 of debentures being purchased and retired. The debentures include restrictions on payment of dividends to the Company's shareholders and are subordinated to $4,000,000 of senior indebtedness owed by the Company to RTFC.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                     1999                   $6,808,500
                     2000                    5,165,600
                     2001                    5,512,400
                     2002                   13,814,600
                     2003                    6,236,900

The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 1999 are $3,237,000 and $3,245,000, respectively. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements. The Company has unadvanced loan funds available from RUS and RTB totaling $17,552,000.

NOTE 7 - INCOME TAXES

Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses
(benefits) consist of the following:
                                                                            Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1998                1997              1996
                                                          -----------------  ------------------  -----------------
Currently payable taxes:
     Federal                                              $       4,445,000  $        2,305,000  $         964,000
     State                                                        1,244,000             682,000            325,000
                                                          -----------------  ------------------  -----------------
                                                                  5,689,000           2,987,000          1,289,000

Deferred income taxes (benefit)                                    (604,000)             25,000            380,000
Deferred investment tax credits                                    (136,000)           (145,000)          (129,000)
                                                          ------------------ ------------------- ------------------
                                                          $       4,949,000  $        2,867,000  $       1,540,000
                                                          ================== =================== ==================

Deferred  tax  assets  and  (liabilities)  as of  December  31  related  to  the following:

                                                                   1998               1997
                                                          -----------------  ------------------
     Accelerated depreciation                             $      (6,291,637) $       (6,329,092)
     Alternative minimum tax credits                                 69,000              60,000
     Marketable securities                                       (2,947,000)         (1,824,000)
     Deferred compensation                                          400,000             381,000
     Other                                                          259,000             118,000
                                                          -----------------  ------------------
                                                          $      (8,510,637) $       (7,594,092)
                                                          ================== ===================

The  provision  for income taxes varied from the federal  statutory  tax rate as follows:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1998                1997              1996
                                                          -----------------  ------------------  -----------------
Tax at U.S. statutory rate                                           35.0%               35.0%             35.0%
Surtax exemption                                                     (1.0)               (1.0)             (1.0)
State income taxes, net of federal benefit                            7.8                 7.4               7.5
Excess of cost over net assets acquired                               5.1                 8.3              12.1  .
Investment tax credits                                               (1.3)               (2.3)             (4.2)
Other                                                                 1.1                (2.5)               .7
                                                          -----------------  ------------------  -----------------
Effective tax rate                                                   46.7%               44.9%             50.1%
                                                          =================  ==================  =================

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with a stock option plan (1990 Plan) under which 500,000 shares may be issued to key employees. The plan was effective August 1, 1990 and expires July 31, 2000. The term of the stock options may not exceed ten years. The exercise price of options issued will not be less than fair market value at the time of the grant. Another provision of the 1990 plan automatically grants 1,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 1998, 173,975 shares remained available to be issued under the plan.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1998 is as follows:

                                                                     Average
                                                    Number of    exercise price
                                                      shares        per share
Outstanding at December 31, 1995                     201,350  $        7.12
                  Granted                             48,825           6.67
                  Canceled                           (38,000)          6.53
                                            ----------------- -------------
Outstanding at December 31, 1996                     212,175           7.12
                  Granted                             69,775           7.87
                  Exercised                           (9,000)          6.89
                  Canceled                           (33,200)          7.69
                                            ----------------- -------------
Outstanding at December 31, 1997                     239,750           7.27
                  Granted                             74,775          11.50
                  Exercised                          (48,200)          6.75
                  Canceled                              (300)          7.50
                                            ----------------- -------------
Outstanding at December 31, 1998                     266,025  $        8.55
                                            ================= =============

At December 31, 1998, 198,583 stock options are currently exercisable. The following table summarizes the status of stock options outstanding at December 31, 1998:
                                            Weighted Average          Weighted
                                               Remaining              Average
Range of Exercise Prices         Shares       Option Life         Exercise Price
$  6.50 to $ 8.50               191,250         2.4 years       $         7.40
$ 10.94 to $12.51                74,775         4.7 years                11.50

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 10,753, 3,695 and 3,563 for the plan years ended August 31, 1998, 1997 and 1996, respectively. At December 31, 1998 employees had subscribed to purchase an additional 16,804 shares in the current plan cycle ending August 31, 1999.

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                                                 Year Ended December 31
                                            --------------------------------------------------------------
                                                        1998                  1997               1996
                                            --------------------  --------------------  ------------------
Net income                                  $          3,709,988  $          2,579,427  $        1,139,265
Basic net income per share                  $               1.54  $               1.36  $              .61
Diluted net income per share                $               1.10  $                .89  $              .51

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

                                                              Year Ended December 31
                                            --------------------------------------------------------------
                                                        1998                  1997               1996
                                            --------------------  --------------------  ------------------
Expected volatility                                      23.3%                 21.4%               21.2%
Risk free interest rate                                   5.6%                  6.5%                6.8%
Expected holding period - employees                    4 years               4 years             4 years
Expected holding period - directors                    7 years               7 years             7 years
Dividend yield                                              0%                    0%                  0%

Pro forma stock-based compensation cost was $200,255, $141,326 and $69,405 in 1998, 1997 and 1996, respectively. Fair value of all options issued was $271,770, $180,134 and $98,040, in 1998, 1997 and 1996, respectively.

At December 31, 1997, the Company had $12,650,000 (par value) of convertible subordinated debentures outstanding. The debentures carry an interest rate of 8.5% and mature February 15, 2002. The debentures are convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. During 1998, the Company issued two separate calls that resulted in $4,264,000 of debentures being converted into common stock and $438,000 of debentures being retired for cash. At December 31, 1998, $7,948,000 of debentures remained outstanding. If these remaining debentures were converted into common stock, they would represent 894,150 additional common shares. The underwriters of the debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. In 1998, 7,876 shares were issued upon conversion of warrants. Warrants for 112,140 shares remain outstanding, are currently exercisable and expire February 15, 2000.

Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $83,000, $60,000 and $50,000 for 1998, 1997 and 1996, respectively. At December 31, 1998, the ESOP held 54,667 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 10% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 1998, 1997 and 1996 were approximately $134,800, $121,400 and $85,700, respectively.

Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 1998, 1997 and 1996 were $177,000, $166,000 and $128,900, respectively.

Ollig Utilities Company had a deferred compensation agreement with two of its former officers that the Company has assumed. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company's 1998 expense under the plan was $143,000. The Company accrued no expense under this agreement in 1997 or 1996. Payments made under the agreement in 1998, 1997 and 1996 were $93,000, $47,500 and $31,700, respectively.

NOTE 10 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $300,000, $264,000 and $258,000 in 1998, 1997 and 1996, respectively.

Employees of the Company also participate in a joint self-funded medical insurance program with employees of CSI. Costs paid by the Company into this program were $595,000, $535,000, and $157,000 in 1998, 1997 and 1996,
respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $645,000 and $357,000 at December 31, 1998 and 1997, respectively.

NOTE 11 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:

                                                    Hector         Alliance      Consolidated
                                              ------------      ------------     ------------
Year Ended December 31, 1998
Revenues                                      $  7,886,758     $ 23,951,936      $ 31,838,694
Costs and expenses                               5,886,884       15,304,923        21,191,807
                                              ------------     ------------      ------------
Operating income                                 1,999,874        8,647,013        10,646,887
Interest expense                                (1,835,244)      (5,479,909)       (7,315,153)
Partnership and LLC income                          60,665          822,431           883,096
Investment income                                  199,094          409,977           609,071
Gain on sale of marketable securities                               965,069           965,069
Gain on sale of cellular partnership                              4,817,498         4,817,498
                                              ------------     ------------      ------------
Income before income taxes                    $    424,389     $ 10,182,079      $ 10,606,468
                                              ============     ============      ============
 Depreciation and Amortization                $  2,068,701     $  5,712,509      $  7,781,210
                                              ============     ============      ============
Total Assets                                  $ 26,215,059     $124,464,728      $150,679,787
                                              ============     ============      ============
Capital Expenditures                          $  2,651,776     $  7,064,359      $  9,716,135
                                              ============     ============      ============

Year Ended December 31, 1997
Revenues                                      $  7,356,830     $ 21,509,535      $ 28,866,365
Costs and expenses                               5,477,058       13,635,899        19,112,957
                                              ------------     ------------      ------------
Operating income                                 1,879,772        7,873,636         9,753,408
Interest expense                                (2,059,948)      (4,737,406)       (6,797,354)
Partnership and LLC income                         259,050        1,049,296         1,308,346
Investment income                                  169,878          455,704           625,582
Gain on sale of marketable securities            1,495,999                          1,495,999
                                              ------------     ------------      ------------
Income before income taxes                    $  1,744,751     $  4,641,230      $  6,385,981
                                              ============     ============      ============
Depreciation and Amortization                 $  1,973,699     $  5,336,031      $  7,309,730
                                              ============     ============      ============
Total Assets                                  $ 25,917,132     $113,373,824      $139,290,956
                                              ============     ============      ============
Capital Expenditures                          $  2,316,025     $  2,379,276      $  4,695,301
                                              ============     ============      ============

Year Ended December 31, 1996
Revenues                                      $  6,961,097     $ 13,696,424      $ 20,657,521
Costs and expenses                               5,179,280        8,886,588        14,065,868
                                              ------------     ------------      ------------
Operating income                                 1,781,817        4,809,836         6,591,653
Interest expense                                (2,001,556)      (3,398,061)       (5,399,617)
Partnership and LLC income                          98,538          404,299           502,837
Investment income                                  318,523          372,692           691,215
Gain on sale of marketable securities              687,947                            687,947
                                              ------------     ------------      ------------
Income before income taxes                    $    885,269     $  2,188,766      $  3,074,035
                                              ============     ============      ============
Depreciation and Amortization                 $  1,934,117     $  3,493,668      $  5,427,785
                                              ============     ============      ============
Total Assets                                  $ 25,115,243     $112,232,770      $137,348,013
                                              ============     ============      ============
Capital Expenditures                          $  2,268,183     $  2,900,814      $  5,168,997
                                              ============     ============      ============

 (b)  SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                                                Quarter Ended
                                                          --------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
------------------------------------------------------------------------------------------------------------------
                           1998
Revenues                                                      $   7,249    $   8,023    $   8,027       $  8,539
Operating income                                                  2,449        2,928        2,992          2,278
Net income                                                          434          778          874          1,824
Basic net income per share                                    $     .21    $     .34    $     .34       $    .69
Diluted net income per share                                  $     .16    $     .25    $     .26       $    .50

                           1997
Revenues                                                      $   6,882    $   6,855    $   7,975       $  7,154
Operating income                                                  1,979        2,190        3,243          2,340
Net income                                                          131        1,080          696            814
Basic net income per share                                    $     .07    $     .58    $     .37       $    .43
Diluted net income per share                                  $     .06    $     .34    $     .24       $    .27






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 18, 1999 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

         The   following    Consolidated    Financial   Statements   of   Hector
Communications Corporation and subsidiaries appear at pages 22 to 37 herein:

         Independent Auditors' Report for the years ended
           December 31, 1998, 1997 and 1996

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule                                Page Herein
         ----------------------------                                -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statement schedule
         for the years ended December 31, 1998, 1997 and 1996              43

         Schedule I - Condensed Financial Information of Registrant       44-47

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         Separate financial statements of Midwest Wireless
         Communications LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significan subsidiary" pursuant to the provisions of Regulation S-X,
         Article 3-09.                                                    48-60

(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 62 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1998

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 29, 1999                   /s/ Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

Signature                    Title                                  Date

/s/Curtis A. Sampson    Chairman of the Board of Directors,       March 29, 1999
--------------------      Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren    President, Chief Operating Officer,       March 29, 1999
--------------------     and Director
Steven H. Sjogren

/s/Paul N. Hanson       Vice President, Treasurer and             March 29, 1999
--------------------      Director
Paul N. Hanson

/s/Charles A. Braun     Chief Financial Officer and               March 29, 1999
--------------------      Principal Accounting Officer
Charles A. Braun
/s/Charles R. Dickman
--------------------    Director                                  March 29, 1999
Charles R. Dickman
/s/James O. Ericson
--------------------    Director                                  March 29, 1999
James O. Ericson
/s/Paul A. Hoff
--------------------    Director                                  March 29, 1999
Paul A. Hoff
/s/Wayne E. Sampson
--------------------    Director                                  March 29, 1999
Wayne E. Sampson
/s/Edward E. Strickland
--------------------    Director                                  March 29, 1999
Edward E. Strickland

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF


                        HECTOR COMMUNICATIONS CORPORATION


                                       FOR


                          YEAR ENDED DECEMBER 31, 1998




                          FINANCIAL STATEMENT SCHEDULE

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 17, 1999, included the related financial statement schedule as listed in item 14(a)2. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 17, 1999

                             HECTOR COMMUNICATIONS CORPORATION
                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                       BALANCE SHEETS
                                   December 31
                                                   ----------------------------
                                                         1998            1997
                                                   ------------   -------------
Assets:
  Cash                                             $      8,024   $      49,969
  Investment in subsidiaries                         30,297,399      27,620,410
  Other current assets                                  159,219          69,056
  Property, plant and equipment, net                     88,603         134,288
  Accounts with subsidiaries                          5,809,257       2,873,495
  Other investments                                     616,286         270,021
  Deferred bond issue costs                             371,311         780,089
                                                   ------------   -------------
Total Assets                                       $ 37,350,099   $  31,797,328
                                                   ============   =============

Liabilities and Stockholders' Equity:
  Accounts payable                                 $    387,242   $     146,352
  Other current liabilities                             379,684         553,854
  Current portion of long-term debt                   2,171,000         715,000
  Long-term debt                                     11,691,852      15,935,000
  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
      3,000,000 shares authorized:
      Convertible Series A, 342,800 and 378,100
      shares issued and outstanding                     342,800         378,100
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 2,661,062 and
      2,079,364 shares issued and outstanding            26,611          20,794
    Additional paid-in capital                        6,326,441       1,712,954
    Retained earnings                                15,636,764      11,726,521
    Unearned employee stock ownership shares                            (69,724)
    Accumulated other comprehensive income              387,705         678,477
                                                   ------------   -------------
Total Liabilities and Stockholders' Equity         $ 37,350,099   $  31,797,328
                                                   ============   =============



                                      HECTOR COMMUNICATIONS CORPORATION
                         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                             Year Ended December 31
                                                   ---------------------------------------------
                                                         1998            1997             1996
                                                   ------------   -------------    -------------
Revenues:
  Sales                                            $    286,569   $     287,345    $     285,799

Expenses:
  Operating expenses                                    103,164          90,464           80,716
  Amortization of goodwill                               41,245          52,126           51,519
  Gain on sale of marketable securities                              (1,464,409)       (484,553)
  Interest expense, net                               1,329,491       1,571,655        1,396,393
  Income tax expense (benefit)                          412,835)         24,315         (272,257)
                                                   ------------   -------------    -------------
    Total expenses                                    1,061,065         274,151          771,818

Income (loss) before equity in earnings of
  subsidiaries                                         (774,496)         13,194         (486,019)

Equity in earnings of subsidiaries                    4,684,739       2,707,559        1,694,689
                                                   ------------   -------------    -------------
Net income                                            3,910,243       2,720,753        1,208,670

Other comprehensive income (loss):
  Unrealized holding gains of subsidiaries on
    marketable securities                               492,287       1,754,213        1,465,455
  Reclassification adjustment for gains o
    subsidiaries included in net income                (965,069)     (1,495,999)        (687,947)
                                                   ------------   -------------    -------------
Other comprehensive income (loss) before
  income taxes                                         (472,782)        258,214          777,508
                                                   ------------    ------------    -------------
Income tax expense related to unrealized
  holding gains of subsidiaries on marketable
  securities                                            189,519         752,667          464,521
Income tax benefit related to reclassification
  adjustment for gains of subsidiaries included
  in net income                                        (371,529)       (641,877)        (218,066)
                                                   ------------   -------------    -------------

Income tax expense (benefit) related to items
  of other comprehensive income                        (182,010)        110,790          246,455
                                                   ------------   -------------    -------------

Other comprehensive income (loss)                      (290,772)        147,424          531,053
                                                   ------------   -------------    -------------

Comprehensive income                               $  3,619,471   $   2,868,177    $   1,739,723
                                                   ============   =============    =============



                                      HECTOR COMMUNICATIONS CORPORATION
                         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                          STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31
                                                              -----------------------------------------------
                                                                      1998            1997             1996
                                                               -------------   -------------    -------------
Cash flows from operating activities:
 Net income                                                    $   3,910,243   $   2,720,753    $   1,208,670
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Gain on sale of marketable securities                                         (1,464,409)        (484,553)
    Equity in earnings of subsidiaries                            (4,684,739)     (2,707,559)      (1,694,689)
    Dividends from subsidiaries                                    1,671,639         527,444
    Depreciation and amortization                                    272,326         304,700          293,601
    Changes in assets and liabilities:
     Decrease (increase) in other current assets                     (90,163)        186,866         (178,633)
     Decrease (increase) in accounts with subsidiaries            (2,935,762)       (428,294)       1,487,228
     Increase (decrease) in accounts payable                         240,890         (19,803)         (17,027)
     Increase (decrease) in other current liabilities               (103,691)       (166,479)             877
                                                               -------------   -------------    -------------
 Net cash provided by (used in) operating activities              (1,719,257)     (1,046,781)         615,474

Cash flows from investing activities:
  Purchases of property, plant and equipment                         (10,167)        (71,485)         (16,286)
  Acquisition costs of stock of affiliate                                                         (12,346,388)
  Purchases of other investments                                    (342,171)       (169,737)
  Cash proceeds from other investments                                             1,646,900          715,598
                                                               -------------   -------------    -------------
 Net cash provided by (used in) investing activities                (352,338)      1,405,678      (11,647,076)

Cash flows from financing activities:
  Issuance of debt                                                 5,996,281                        6,000,000
  Repayment of long-term debt                                     (4,519,429)     (2,000,000)
  Issuance of common stock                                           489,703       1,575,107           21,768
  ESOP shares allocated                                               63,095          58,000           50,000
                                                               -------------   -------------    -------------
 Net cash provided by (used in) financing activities               2,029,650        (366,893)       6,071,768
                                                               -------------   -------------    -------------

Net decrease in cash and cash equivalents                            (41,945)         (7,996)      (4,959,834)

Beginning cash and cash equivalents                                   49,969          57,965        5,017,799
                                                               -------------   -------------    -------------
Ending cash and cash equivalents                               $       8,024   $      49,969    $      57,965
                                                               =============   =============    =============

Supplemental disclosures of cash flow information:
  Interest paid                                                $   1,231,676   $   1,420,884    $   1,248,308
  Income taxes paid                                                   45,000         450,000          300,000


              NOTES TO CONDENSED FINANCIAL STATEMENT OF REGISTRANT

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8, page 23.

Note 2 - Cash Dividends from Subsidiaries

The Registrant received dividends from its subsidiaries of $1,671,639 and $527,444 in 1998 and 1997, respectively. No dividends were received in 1996.

Note 3 - Long Term Debt

                                                                                 December 31
                                                                  ----------------------------------------
                                                                              1998               1997
                                                                  --------------------  ------------------
Convertible subordinated debentures, payable to
  debentureholders, interest rate of 8.5%, due 2002               $          7,948,000  $       12,650,000
Notes payable to Rural Telephone Finance Cooperative
  In quarterly installments, interest rate of 6.1%, due 2013                 3,914,852
Notes payable on line of credit from Rural Telephone
  Finance Cooperative, interest rate of 6.7%, due 1999                       2,000,000
Note payable to St. Paul Bank for Cooperatives,
 interest rate of 8.0%                                                                           4,000,000
                                                                  --------------------  ------------------
                                                                            13,862,852          16,650,000
Less current portion                                                         2,171,000             715,000
                                                                  --------------------  ------------------
                                                                  $         11,691,852  $       15,935,000
                                                                  ====================  ==================


The annual requirements for principal payments on notes payable and long-term debt are as follows:

                     1999                   $2,171,000
                     2000                      183,000
                     2001                      195,000
                     2002                    8,157,000
                     2003                      223,000

Note 4 - Acquisitions

Acquisition costs in stock of affiliate relate to the Registrant's investment in Alliance Telecommunications Corporation in 1996.

                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Report of Independent Accountants


To the Board of Managers
Midwest Wireless Communications L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. (the Company) and subsidiary at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                PRICEWATERHOUSECOOPERS LLP

February 5, 1999

Midwest Wireless Communications L.L.C.
Consolidated Statements of Financial Position as of December 31, 1998 and 1997



                                    ASSETS                                             1998                  1997

Current assets:
    Cash and cash equivalents                                                    $      3,147,979      $      2,063,280
    Marketable securities                                                               3,946,270             5,911,871
    Accounts receivable, less allowance for doubtful accounts of
        $282,287 and $360,122 in 1998 and 1997, respectively                            4,228,358             4,548,991
    Inventories                                                                         1,624,026               770,617
    Other                                                                                 352,624               327,417
                                                                                 -----------------     -----------------

        Total current assets                                                           13,299,257            13,622,176

Property, cellular plant and equipment, net                                            34,078,742            21,032,370
Investment in Switch 2000                                                                       -             1,466,820
FCC licenses, net                                                                      16,736,528            16,832,224
Investments and other                                                                   1,673,287               398,195
                                                                                 -----------------     -----------------

        Total assets                                                             $     65,787,814      $     53,351,785
                                                                                 =================     =================


                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                            $      1,279,048      $      2,767,000
    Accounts payable                                                                    6,212,502             2,106,461
    Accrued commissions                                                                   615,757               649,891
    Accrued liabilities                                                                 3,676,552             2,880,534
                                                                                 -----------------     -----------------

        Total current liabilities                                                      11,783,859             8,403,886

Other liabilities                                                                         517,491               195,247
Long-term debt                                                                         15,648,092            15,149,410
                                                                                 -----------------     -----------------

        Total liabilities                                                              27,949,442            23,748,543

Members' equity                                                                        37,838,372            29,603,242
                                                                                 -----------------     -----------------

        Total liabilities and members' equity                                    $     65,787,814      $     53,351,785
                                                                                 =================     =================


     The accompanying notes are an integral part of the financial statements.

Midwest Wireless Communications L.L.C.
Consolidated Statements of Operations
for the years ended December 31, 1998 and 1997


                                                                 1998                    1997

Operating revenues:
     Retail service                                   $     33,403,860        $     27,785,727
     Roamer service                                         12,393,902              10,374,827
     Equipment sales                                         3,321,271               2,123,505
                                                     -----------------       -----------------

                                                            49,119,033              40,284,059
                                                     -----------------       -----------------

Operating expenses:
     Operations and maintenance                             10,054,893               8,464,911
     Cost of equipment sold                                  3,897,151               2,988,131
     Depreciation                                            4,707,905               3,068,687
     Amortization                                              481,392                 448,864
     Selling, general and administrative                    11,024,317               9,517,110
     Home roamer costs                                       1,353,930                 804,709
                                                     -----------------       -----------------

                                                            31,519,588              25,292,412
                                                     -----------------       -----------------

          Operating income                                  17,599,445              14,991,647
                                                     -----------------       -----------------

Other income (expense):
     Equity loss on Switch 2000                               (710,330)               (482,459)
     Interest expense                                         (890,930)             (1,106,380)
     Interest and dividend income                              711,388                 220,628
     Other                                                     262,375                       -
                                                     -----------------       -----------------

                                                              (627,497)             (1,368,211)
                                                      ----------------       -----------------

Net income                                            $     16,971,948        $     13,623,436
                                                     =================       =================

         The accompanying notes are an integral part of the financial statements.

Midwest Wireless Communications L.L.C.
Consolidated Statements of Changes in Members' Equity for the years ended December 31, 1998 and 1997


                                                                                                       Total
                                                    Capital                 Accumulated               Members'
                                                 Contributions                 Income                  Equity


Balance, December 31, 1996                      $     15,750,840          $      4,011,550        $     19,762,390

Redemption of units                                       (2,646)                  (24,468)                (27,114)

Distributions to members                                       -                (3,755,470)             (3,755,470)

Net income                                                     -                13,623,436              13,623,436
                                                -----------------         -----------------       -----------------

Balance, December 31, 1997                            15,748,194                13,855,048              29,603,242

Redemption of units                                      (11,416)                 (119,438)               (130,854)

Distributions to members                                       -                (8,605,964)             (8,605,964)

Net income                                                     -                16,971,948              16,971,948
                                                -----------------         -----------------       -----------------

Balance, December 31, 1998                      $     15,736,778          $     22,101,594        $     37,838,372
                                                =================         =================       =================


   The accompanying notes are an integral part of the financial statements.



Midwest Wireless Communications L.L.C.
Consolidated Statements of Cash Flows
for the years ended December 31, 1998 and 1997


                                                                                         1998                    1997

Cash flows from operating activities:
     Net income                                                                    $       16,971,948      $     13,623,436
     Adjustments to  reconcile  net  income to net cash  provided by operating activities:
          Provision for bad debts                                                             266,901               769,330
          Depreciation                                                                      4,707,905             3,068,687
          Amortization                                                                        481,392               448,864
          Equity loss on investments in Switch 2000                                           710,330               482,459
          Appreciation rights                                                                 322,244               195,247
          Accretion of discount                                                              (210,403)             (106,506)
          Changes in assets and liabilities:
               Accounts receivable                                                             53,732            (1,178,753)
               Inventories                                                                   (853,409)             (345,351)
               Accounts payable                                                              (994,241)            1,166,996
               Accrued liabilities                                                            761,884             1,321,436
               Other                                                                          (25,207)                  689
                                                                                   -------------------     -----------------

          Net cash provided by operating activities                                        22,193,076            19,446,534
                                                                                   -------------------     -----------------

Cash flows from investing activities:
     Payments for property, cellular plant and equipment                                  (11,514,175)           (7,893,976)
     Purchases of marketable securities                                                   (12,794,926)          (10,805,365)
     Proceeds received upon maturity of marketable securities                              14,970,930             5,000,000
     Purchase of Switch 2000 interests                                                       (383,330)                    -
     Purchase of FCC licenses                                                                (385,696)                    -
     Purchases of investments                                                              (1,150,092)             (173,427)
     Other                                                                                   (125,000)                    -
                                                                                   -------------------     -----------------

          Net cash used in investing activities                                           (11,382,289)          (13,872,768)
                                                                                   -------------------     -----------------

Cash flows from financing activities:
     Proceeds on long-term debt borrowings                                                 16,372,239                     -
     Payments on long-term debt                                                           (17,361,509)           (1,046,000)
     Distributions to members                                                              (8,605,964)           (3,755,470)
     Redemption of units                                                                     (130,854)              (27,114)
                                                                                   -------------------     -----------------

          Net cash used in financing activities                                            (9,726,088)           (4,828,584)
                                                                                   -------------------     -----------------

Net change in cash and cash equivalents                                                     1,084,699               745,182

Cash and cash equivalents, beginning of year                                                2,063,280             1,318,098
                                                                                   -------------------     -----------------

Cash and cash equivalents, end of year                                             $        3,147,979      $      2,063,280
                                                                                   ===================     =================

Supplemental disclosure:
     Cash paid during the year for interest                                        $        1,015,834      $      1,116,505
                                                                                   ===================     =================

   The accompanying notes are an integral part of the financial statements.


Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements


1.   Organization and Significant Accounting Policies:

     Organization and Basis of Consolidation:

     Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

     The consolidated financial statements of the Company include its subsidiary, Switch 2000 L.L.C. (Switch 2000) as of December 31, 1998 and for the period October 1, 1998 to December 31, 1998 (see Note 2). All intercompany transactions have been eliminated from the consolidated financial statements.

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

     Marketable Securities:

     Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for accretion of discounts computed under a method which approximates the interest method. The marketable securities have maturity dates ranging from March 1999 to June 1999. The market value approximated amortized cost at December 31, 1998. Unrealized gains and losses were not significant.

     Cellular Telephone Inventories:

     Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


1.   Organization and Significant Accounting Policies, continued:

     Property, Cellular Plant and Equipment:

     Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from three to fifteen years. Property, cellular plant and equipment consists of the following:

                                                      1998                1997


          Land                                $    1,442,308     $    1,212,608
          Plant in service                        49,641,677         29,184,958
          Plant under construction                 3,112,679          1,273,872
                                              --------------     --------------

                                                  54,196,664         31,671,438
          Less accumulated depreciation          (20,117,922)       (10,639,068)
                                              --------------     --------------

                                              $   34,078,742     $   21,032,370
                                              ==============     ==============

     At December 31, 1998 and 1997, accounts payable includes $5,100,282 and $418,396, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $248,377 and $151,361 for the years ended December 31, 1998 and 1997, respectively.

     Income Taxes:

     No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

     Advertising:

     Advertising costs are expensed as incurred. Total advertising expenses were $1,412,628 and $1,049,000 for the years ended December 31, 1998 and 1997, respectively.

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


1.   Organization and Significant Accounting Policies, continued:

     Federal Communications Commission (FCC) Licenses:

     The Company acquired a FCC license to provide cellular service in FCC market NO. 288B in conjunction with the purchase of the Rochester service area on June 28, 1996. This license was recorded at fair market value and is being amortized on a straight-line basis over 39 years.

     During 1998, the Company acquired FCC licenses to provide LMDS services within the Company's service area. The licenses were recorded at fair market value and are being amortized on a straight-line basis over 10 years. FCC licenses consist of the following:

                                                      1998                1997


          Cellular license                    $   17,505,700     $   17,505,700
          LMDS licenses                              357,696              -
          Other                                       28,000              -
                                              --------------     --------------

                                                  17,891,396         17,505,700
          Less accumulated amortization           (1,154,868)          (673,476)
                                              --------------     --------------

                                              $   16,736,528     $   16,832,224
                                              ==============     ==============

2.   Investment in Switch 2000:

     Switch 2000 provides switching and interconnection services to the Company. During 1997, and for the period January 1, 1998 through September 30, 1998, the Company had ownership and voting interests in Switch 2000 of 54.93% and 45.55%, respectively. Accordingly, during this period, this investment was accounted for using the equity method of accounting.

     During September and October of 1998, the Company gained 100% ownership interest in Switch 2000 by acquiring the remaining equity interest in Switch 2000 for a purchase price of $383,330 in cash and equipment with a fair market value of $700,277, The acquisition was accounted for under the purchase method of accounting; accordingly, the assets and liabilities of Switch 2000, principally cellular plant and equipment, were recorded at fair value. The cellular plant and equipment acquired is being depreciated over a period of two years.

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


2.   Investment in Switch 2000, continued:

     Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 3l, 1997. The Company continued to provide management services to Switch 2000 through September 30, 1998. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 was required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company during 1998 and 1997 were $196,000 and $119,000, respectively.

     Switch 2000, in turn, allocated management fees and certain other expenses, primarily network costs, to its owners, which included the Company. Amounts billed to the Company totaled approximately $l,802,000 for the period from January 1, 1998 to September 30, 1998 and $2,879,000 for the year ended December 31, 1997. The Company had an amount due to Switch 2000 of $227,000 at December 31, 1997.

     Switch 2000 had assets of $3,376,866 and liabilities of $708,893 at December 31, 1997.


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


4.   Debt:

     Effective July 29, 1998, the Company entered into an agreement (the Agreement) with the Rural Telephone Finance Cooperative (the Cooperative) to refinance the indebtedness of the Company. Proceeds in the amount of $16,372,239 received under the agreement were used to pay the entire outstanding principal balance on the previous debt.

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


4.   Debt, continued:

     The Agreement includes a term note with principal and interest payable in quarterly installments beginning October 31, 1998, with final maturity in 2008. The Agreement provides the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on the Cooperative's cost of capital and is adjusted monthly. This rate was 6.1% as of December 31, 1998. As of December 31, 1998, the Company had borrowings of $8,087,356 outstanding under the variable rate and $8,839,784 at a fixed rate of 5.75%.

     The Agreement provides for an acquisition note of up to $36,842,105. Advances under the acquisition note are subject to the lender's review and of the Company's acquisition plan and any regulatory approval required to accomplish the contemplated acquisition. Borrowings under the acquisition are subject to the same interest rate terms as the term note. The acquisition note becomes due ten years after the date of the initial borrowing, at which time the outstanding principal and interest are due. As of December 31, 1998, no amounts were outstanding under the acquisition note.

     The Agreement also provides for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The revolving loan expires July 29, 2003, at which time the outstanding principal and interest are due. The Company had no amounts outstanding under the revolving loan as of December 31, 1998.

     The Agreement requires the Company to maintain an investment in the Cooperative in the amount of at least 5% of the outstanding debt balance. The Agreement also contains covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than 1.25. Substantially all assets of the Company are pledged as collateral under the Agreement.

     Maturities of long-term debt are as follows:

                     1999                     $    1,279,048
                     2000                          1,366,249
                     2001                          1,459,395
                     2002                          1,558,892
                     2003                          1,665,173
                     Thereafter                    9,598,383
                                              --------------

                                              $   16,927,140
                                              ==============

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


5.   Commitments:

     Future minimum rental payments required under operating leases, principally for real estate related to tower sites and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 1998, are as follows:

                     1999                     $      353,091
                     2000                            181,245
                     2001                            120,628
                     2002                            117,378
                     2003                            112,878
                     Thereafter                    1,668,436
                                              --------------

                                              $    2,553,656
                                              ==============

     Rental expense was $433,550 and $424,554 for the year ended December 31, 1998 and 1997, respectively.


6.   Cell Site Sharing Agreements:

     The Company is subject to an agreement with a partnership located in Wisconsin, to jointly operate common cellular base station facilities (Cell Sites) in Nelson, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share: the costs to construct the Cell Sites, selected ongoing costs of operation and roamer revenues attributable to the Cell Sites.

     The Company has included its proportionate share of the assets, liabilities, revenues and expenses of the Cell Sites in these financial statements. As of December 3l, 1998 and 1997, these assets were approximately $769,000 and $766,000 and liabilities were approximately $800 and $2,700, respectively. For the years ended December 31, 1998 and 1997, revenues were approximately $573,000 and $521,000 and operating expenses were $275,000 and $165,000, respectively.


7.   Concentration of Credit Risk:

     The Company provides cellular service and sells cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

Midwest Wireless Communications L.L.C.
Notes to Consolidated Financial Statements, Continued


8.   Employee Benefits:

     The Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $128,219 and $91,968 for the years ended December 31, 1998 and 1997, respectively. Profit sharing contributions are 100% vested after five years employment. Profit sharing contribution expenses were $155,286 and $118,411 for the years ended December 31, 1998 and 1997, respectively.

     Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. The Company recognized $322,244 and $195,247 in compensation expense related to the Plan for the years ended December 31, 1998 and 1997, respectively.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1998



                                    EXHIBITS

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1998

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

   10.7    Flexible Benefit Plan            Filed as Exhibit 10.7 to the 1993
                                            Form 10-K and incorporated herein
                                            by reference.

   11      Calculation of Earnings          Filed herewith at page 63.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 64.

   23      Independent Auditors' Consent    Filed herewith at page 65.

   24      Power of Attorney                Included in signatures at page 41.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                          Year Ended December 31
                                                               ---------------------------------------------
Basic:                                                              1998             1997             1996
-------                                                        -----------      -----------      -----------

Net income                                                     $ 3,910,243      $ 2,720,753      $ 1,208,670
                                                               ===========      ===========      ==========

Common shares:

  Weighted average number of common shares outstanding           2,402,794        1,901,508        1,881,472
  Number of unallocated shares held by ESOP                              0           (8,930)          (11,817)
                                                               -----------      -----------      -----------
                                                                 2,402,794        1,892,578        1,869,655
                                                               ===========      ===========      ===========

Net income per common share                                    $      1.63      $      1.44      $       .65
                                                               ===========      ===========      ===========

Diluted:
-------------

Net income                                                     $ 3,910,243      $ 2,720,753      $ 1,208,670
Interest on convertible debentures, net of tax                     620,594          758,616          758,616
                                                               -----------      -----------      -----------
  Adjusted net income                                          $ 4,530,837      $ 3,479,369      $ 1,967,286
                                                               ===========      ===========      ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding           2,402,794        1,901,508        1,881,472
  Assumed conversion of convertible
    debentures into common stock                                 1,119,683        1,423,125        1,423,125
  Dilutive effect of convertible preferred shares outstanding      352,867          378,100          389,487
  Dilutive effect of stock options outstanding after
     application of treasury stock method                           45,441           36,130           11,649
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                  4,664            2,455              577
  Dilutive effect of warrants outstanding                           11,623
  Weighted average number of
    unallocated shares held by ESOP                                      0           (8,930)         (11,817)
                                                               -----------      -----------      -----------
                                                                 3,937,072        3,732,388        3,694,493
                                                               ===========      ===========      ===========

Diluted net income per share                                   $      1.15      $       .93      $       .53
                                                               ===========      ===========      ===========

                SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                           Jurisdiction of Incorporation

Arrowhead Communications Corporation                         Minnesota
Eagle Valley Telephone Company                               Minnesota
Granada Telephone Company                                    Minnesota
Indianhead Telephone Company                                 Wisconsin
North American Communications Corporation                    Minnesota
Pine Island Telephone Company                                Minnesota
Indianhead Communications Corporation                        Wisconsin
Alliance Telecommunications Corporation                      Minnesota
    Ollig Utilities Company                                  Minnesota
    Felton Telephone Company                                 Minnesota
    Loretel Systems, Inc.                                    Minnesota
    Sleepy Eye Telephone Company                             Minnesota
    Sioux Valley Telephone Company                          South Dakota
    Hills Telephone Company                                  Minnesota
    OU Connection, Inc.                                      Minnesota
    Aurora Cable TV, Inc.                                   South Dakota
    Loretel Financial Systems, Inc.                          Minnesota
    Hastad Engineering Co.                                   Minnesota
    Valley Cablevision of SD, Inc.                          South Dakota

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

Loretel Systems, Inc., Sleepy Eye Telephone Company, Sioux Valley Telephone Company, Hills Telephone Company, Felton Telephone Company, OU Connection, Inc., Aurora Cable TV, Inc., Loretel Financial Systems, Inc., Hastad Engineering Co. and Valley Cablevision of SD, Inc. are 100% owned by Alliance Telecommunications Corporation.

The financial statements of these subsidiaries are included in the Consolidated Financial Statements of Hector Communications Corporation.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 33-65176, 33-87888, 333-45971 and 333-45975 of Hector
Communications Corporation of our report dated February 17, 1999, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 1998.


/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
March 29, 1999
St. Paul, Minnesota