Form 10-Q
period 1999-03-31
HECTOR COMMUNICATIONS CORP
filed 1999-05-14
CIK 863437

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

For the quarterly period ended            MARCH 31, 1999
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .........................

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
(Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    Outstanding at April 30, 1999
Common Stock, par value                                      2,666,967
     $.01 per share

                       Total Pages (15) Exhibit at Page 15
--------------------------------------------------------------------------------

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



                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                            March 31            December 31
Assets:                                                                         1999                   1998
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  11,833,424          $  14,686,034
  Construction fund                                                        3,054,610                200,491
  Accounts receivable, net                                                 5,395,038              4,140,992
  Materials, supplies and inventories                                        580,821                528,839
  Prepaid expenses                                                           144,877                180,134
                                                                        ------------           ------------
    Total current assets                                                  21,008,770             19,736,490

Property, plant and equipment                                             76,901,754             76,245,233
  less accumulated depreciation                                          (27,008,106)           (25,434,769)
                                                                        ------------           ------------
    Net property, plant and equipment                                     49,893,648             50,810,464

Other assets:
  Excess of cost over net assets acquired, net                            52,612,568             53,003,560
  Marketable securities                                                    8,459,657              8,555,336
  Wireless telephone investments                                           9,824,903              9,482,902
  Other investments                                                        8,865,279              8,259,419
  Deferred debenture issue costs, net                                        341,606                371,311
  Other assets                                                               564,564                460,305
                                                                        ------------           ------------
    Total other assets                                                    80,668,577             80,132,833
                                                                        ------------           ------------
Total Assets                                                           $ 151,570,995          $ 150,679,787
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   4,802,400          $   6,808,500
  Accounts payable                                                         3,239,285              2,473,526
  Accrued expenses                                                         1,935,665              1,945,687
  Income taxes payable                                                       753,457              1,955,153
                                                                        ------------           ------------
    Total current liabilities                                             10,730,807             13,182,866

Long-term debt, less current portion                                      96,281,994             94,232,389
Deferred investment tax credits                                              212,308                252,601
Deferred income taxes                                                      8,567,190              8,510,637
Deferred compensation                                                        966,894                990,155
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                11,171,575             10,790,818

Stockholders' Equity                                                      23,640,227             22,720,321
                                                                      --------------         --------------
Total Liabilities and Stockholders' Equity                             $ 151,570,995          $ 150,679,787
                                                                      ==============         ==============

                              See notes to consolidated financial statements.


                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                               (unaudited)

                                                                            Three Months Ended March 31
                                                                         ---------------------------------
                                                                                  1999                1998
                                                                         -------------        ------------
Revenues:
  Local network                                                          $   1,345,549        $  1,199,969
  Network access                                                             4,879,818           4,259,695
  Billing and collection                                                       193,898             194,562
  Nonregulated activities                                                      972,915             981,281
  Cable television revenues                                                    927,379             613,295
                                                                         -------------        ------------
    Total revenues                                                           8,319,559           7,248,802

Costs and expenses:
  Plant operations                                                           1,104,755             876,931
  Depreciation and amortization                                              1,993,646           1,823,323
  Customer operations                                                          478,250             454,256
  General and administrative                                                 1,222,519           1,084,030
  Other operating expenses                                                     694,262             521,775
                                                                         -------------        ------------
    Total costs and expenses                                                 5,493,432           4,760,315

Operating income                                                             2,826,127           2,488,487

Other income and (expenses):
  Investment income                                                            194,426             191,962
  Interest expense                                                          (1,672,708)         (1,735,305)
  Gain on sales of marketable securities                                       803,364              91,854
  Partnership and LLC income (loss)                                           (165,028)            175,912
                                                                         -------------        ------------
    Other expense, net                                                        (839,946)         (1,275,577)

Income before income taxes                                                   1,986,181           1,212,910

Income tax expense                                                             850,000             551,000
                                                                         -------------        ------------

Income before minority interest                                              1,136,181             661,910

Minority interest in earnings of
  Alliance Telecommunications Corporation                                      380,757             227,952
                                                                         -------------        ------------

Net income                                                               $     755,424        $    433,958
                                                                         -------------        ------------

Other comprehensive income:
  Unrealized holding gains
    on marketable securities                                                 1,037,917           1,376,813
  Less: reclassification adjustment for gains
    included in net income                                                    (803,364)            (91,854)
                                                                         -------------        ------------
Other comprehensive income before income taxes                                 234,553           1,284,959
Income tax expense related to items of other
  comprehensive income                                                          93,821             513,983
                                                                         -------------        ------------
Other comprehensive income                                                     140,732             770,976
                                                                         -------------        ------------
Comprehensive income                                                     $     896,156        $  1,204,934
                                                                         =============        ============

Basic net income per share                                               $         .28        $        .21
Diluted net income per share                                             $         .22        $        .16

                             See notes to consolidated financial statements.

                                                HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               Unearned    Accumulated
                                Preferred Stock      Common Stock     Additional               Employee       Other
                               ----------------- ------------------      Paid-in   Retained   Stock Owner- Comprehensive
                                 Shares   Amount    Shares    Amount     Capital   Earnings   ship Shares     Income         Total
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1997    378,100 $378,100 2,079,364 $  20,794  $1,712,954 $ 11,726,521  $  (69,724) $  678,477   $14,447,122
Net income                                                                          3,910,243                             3,910,243
Issuance of common stock under
  Employee Stock Purchase Plan                      10,753       107      73,013                                             73,120
Issuance of common stock under
  Employee Stock Option Plan                        48,200       482     354,931                                            355,413
Issuance of common stock in
  exchange for preferred stock  (35,300) (35,300)   35,300       353      34,947                                                  0
Issuance of common stock from
  exercise of outstanding
  warrants                                           7,876        79      61,091                                             61,170
Conversion of convertible
 debentures into common stock                      479,569     4,796   4,096,134                                          4,100,930
ESOP Shares Allocated                                                     (6,629)                  69,724                    63,095
Change in unrealized gains on
  marketable securities, net
  of deferred taxes                                                                                          (290,772)     (290,772
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1998    342,800  342,800 2,661,062    26,611   6,326,441   15,636,764       -         387,705    22,720,321
Net income                                                                            755,424                               755,424
Issuance of common stock to
  ESOP                                               2,405        24      19,976                                             20,000
Issuance of common stock under
  Employee Stock Option Plan                           500         5       3,745                                              3,750
Change in unrealized gains on
  marketable securities, net of
  deferred taxes                                                                                              140,732       140,732
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT MARCH 31, 1999       342,800 $342,800 2,663,967 $  26,640  $6,350,162 $ 16,392,188  $    -      $  528,437   $23,640,227
                               ======== ======== ========= ========= =========== ============ ===========  ==========   ===========

                                                      See notes to consolidated financial statements.




                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                                                              Three Months Ended March 31
                                                                             -----------------------------
                                                                                    1999              1998
                                                                             -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                                $    755,424      $    433,958
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              2,023,351         1,870,570
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                             380,757           227,952
    Gain on sales of marketable securities                                      (803,364)          (91,854)
    Loss (income) from partnership and LLC investments                           165,028          (175,912)
    Proceeds from wireless telephone investments                                 160,924           285,222
    Changes in assets and liabilities:
      Increase in accounts receivable                                         (1,254,046)         (509,961)
      Increase in materials, supplies and inventories                            (51,982)          (29,583)
      Decrease in prepaid expenses                                                35,257            84,307
      Increase in accounts payable                                               765,759           543,951
      Increase (decrease) in accrued expenses                                      9,978          (582,582)
      Increase (decrease) in income taxes payable                             (1,201,696)           17,299
      Decrease in deferred investment credits                                    (40,293)          (42,786)
      Decrease in deferred taxes                                                 (37,269)          (16,594)
      Decrease in deferred compensation                                          (23,261)          (23,261)
                                                                             -----------       -----------
      Net cash provided by operating activities                                  884,567         1,990,726

Cash Flows from Investing Activities:
  Capital expenditures, net                                                     (681,368)         (704,486)
  Sales of marketable securities                                               1,133,597           336,854
  Increase in construction fund                                               (2,854,119)             (115)
  Purchases of wireless telephone investments                                   (667,953)         (470,391)
  Purchases of other investments                                                (605,860)         (638,681)
  Increase in other assets                                                      (108,729)         (147,003)
                                                                             -----------       -----------
      Net cash used in investing activities                                   (3,784,432)       (1,623,822)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                 (3,198,129)       (1,248,189)
  Proceeds from issuance of notes payable and long-term debt                   3,241,634
  Issuance of common stock                                                         3,750           121,900
                                                                             -----------       -----------
    Net cash provided by (used in) financing activities                           47,255        (1,126,289)
                                                                             -----------       -----------
Net Decrease in Cash and Cash Equivalents                                     (2,852,610)         (759,385)
Cash and Cash Equivalents at Beginning of Period                              14,686,034        12,455,399
                                                                             -----------       -----------
Cash and Cash Equivalents at End of Period                                  $ 11,833,424      $ 11,696,014
                                                                             ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                           $  1,743,968      $  1,964,199
  Income taxes paid during the period                                          2,101,550           556,596

                             See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1999, and the statements of income and comprehensive income and the statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable   securities  consist  principally  of  equity  securities  of  other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                            Gross        Gross
                                        Unrealized  Unrealized         Fair
                              Cost          Gains       Losses        Value
March 31, 1999           $7,662,164     $1,428,983  $  631,490)   $8,459,657
December 31, 1998         7,992,397      1,949,794  (1,386,855)    8,555,336

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                           Accumulated
                             Net           Deferred           Other
                        Unrealized          Income        Comprehensive
                            Gains            Taxes            Income
March 31, 1999           $797,493        $(269,056)         $528,437
December 31, 1998         562,939         (175,235)          387,705

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $1,134,000 and $337,000 in the three-month periods ended March 31, 1999 and 1998, respectively. Gross realized gains on sales of these securities were $803,000 and $92,000 in the respective 1999 and 1998 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At March 31, 1999, the Company owned 10.0% of Midwest Wireless Communications LLC and 14.3% of Wireless North LLC.

Income recognized on cellular telephone investments, net of amortization, was $265,000 and $379,000 for the three-month periods ended March 31, 1999 and 1998 respectively. The 1998 period included income from a 12.25% interest in Sioux Falls Cellular, Ltd. which the Company sold in December 1998. Losses from PCS investments were $446,000 and $236,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

The Company made additional cash investments of $668,000 and $470,000 in the respective 1999 and 1998 periods to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $161,000 and $285,000 in 1999 and 1998, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                                         Hector           Alliance       Consolidated
Three Months Ended March 31, 1999
Revenues                                           $  2,005,440        $ 6,314,119        $ 8,319,559
Costs and expenses                                    1,637,751          3,855,681          5,493,432
                                                   ------------       ------------       ------------
Operating income                                        367,689          2,458,438          2,826,127
Interest expense                                       (396,006)        (1,276,702)        (1,672,708)
Partnership and LLC loss                                (92,228)           (72,800)          (165,028)
Investment income                                        40,874            153,552            194,426
Gain on sale of marketable securities                                      803,364            803,364
                                                   ------------       ------------       ------------
Income (loss) before income taxes                       (79,671)         2,065,852          1,986,181
                                                   ============       ============       ============
Depreciation and Amortization                      $    607,805       $  1,385,841       $  1,993,646
                                                   ============       ============       ============
Total Assets                                       $ 26,186,764       $125,384,231       $151,570,995
                                                   ============       ============       ============
Capital Expenditures                               $    255,530       $    425,838       $    681,368
                                                   ============       ============       ============



                                                         Hector           Alliance       Consolidated
Three Months Ended March 31, 1998
Revenues                                           $  1,835,635       $  5,413,167       $  7,248,802
Costs and expenses                                    1,432,097          3,328,218          4,760,315
                                                   ------------       ------------       ------------
Operating income                                        403,538          2,084,949          2,488,487
Interest expense                                       (527,250)        (1,208,055)        (1,735,305)
Partnership and LLC income (loss)                          (612)           176,524            175,912
Investment income                                        50,628            141,334            191,962
Gain on sale of marketable securities                                       91,854             91,854
                                                   ------------       ------------       ------------
Income (loss) before income taxes                       (73,696)         1,286,606          1,212,910
                                                   ============       ============       ============
Depreciation and Amortization                      $    510,702       $  1,312,621       $  1,823,323
                                                   ============       ============       ============
Total Assets                                       $ 25,311,374       $114,694,709       $140,006,083
                                                   ============       ============       ============
Capital Expenditures                               $    378,138       $    326,348       $    704,486
                                                   ============       ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Three Months Ended March 31, 1999 Compared to
                        Three Months Ended March 31, 1998

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At March 31, 1999, these subsidiaries provided telephone service to 7,039 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 30 cable television systems serving 4,857 customers in 36 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and MEANS.

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At March 31, 1999, Alliance, through its five local exchange telephone subsidiaries, provided telephone service to 28,172 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's 16 cable television systems provided cable television services to approximately 8,160 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless LLC, Wireless North LLC and MEANS, own marketable securities portfolios with investments in telecommunications providers like U.S. West Communications, Inc., MediaOne Group, Inc. and Rural Cellular Corporation, and has other investments.

Consolidated revenues increased 15% to $8,320,000. The revenue breakdown by operating group was as follows:


                                                         Alliance                               Hector
                                                 Three Months Ended March 31           Three Months Ended March 31
                                                    1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------
Local Network                                 $    954,762       $    828,405       $    390,787       $    371,564
Network Access                                   3,766,263          3,296,393          1,113,555            963,302
Billing and Collection                             153,874            149,142             40,024             45,420
Nonregulated activities                            863,882            875,448            109,033            105,833
Cable Television                                   575,338            263,779            352,041            349,516
                                              ------------       ------------       ------------       ------------
                                              $  6,314,119       $  5,413,167       $  2,005,440       $  1,835,635

Consolidated local service revenues increased $146,000 or 12%. The increase was due to increases in access lines served, which increased 11% to 35,211. Growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services, and the acquisition by Alliance of Felton Telephone Company effective March 31, 1998. Network access revenues increased $620,000 or 15%. The increase was chiefly due to increased use of the telephone network by customers and increased universal service support funds.

Nonregulated revenues decreased $8,000 or 1%. Cable television revenues increased $314,000 or 51% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership in June 1998. Billing and collection revenues declined $1,000.

Consolidated operating costs and expenses increased $733,000 or 15%. Costs and expenses by operating group were as follows:

                                                         Alliance                               Hector
                                                  Three Months Ended March 31           Three Months Ended March 31
                                                    1999               1998               1999               1998
                                              ------------       ------------       ------------       ------------
Plant operations                              $    827,573       $    651,812       $    277,182       $    225,119
Depreciation and amortization                    1,385,841          1,312,621            607,805            510,702
Customer operations                                401,323            379,949             76,927             74,307
General and administrative                         856,571            735,780            365,948            348,250
Other operating expenses                           384,373            248,056            309,889            273,719
                                              ------------       ------------       ------------       ------------
                                              $  3,855,681       $  3,328,218       $  1,637,751       $  1,432,097

-
Consolidated plant operations expenses increased $228,000 or 26%, due to increases in the Company's customer base and the acquisition of Felton. Depreciation and amortization increased $170,000 or 9% due to the acquisitions of Felton and the Spectrum cable television systems and increased depreciation on telephone switching equipment. Customer operations expenses increased $24,000, or 5% due largely to growth in the number of customers served. General and administrative expenses increased $138,000 or 13% due to the Company's expanded operations. Other operating expenses increased $172,000 or 33% due to increased cable television expenses from the Spectrum systems. Consolidated operating income increased $338,000 or 14%.

Interest expenses decreased $63,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second and third quarters of 1998. This reduction was partially offset by the reduced accruals of patronage dividends on interest paid to St. Paul Bank. The Company also incurred interest expense on 1998 borrowings to finance the acquisitions of Felton and the Spectrum cable systems.

The Company recorded a loss from partnership and LLC investments of $165,000 for the 1999 period compared to income of $176,000 in 1998. Income from Midwest Wireless LLC was $265,000 compared to $279,000 in the 1998 period. Losses from the Company's Wireless North PCS investment totaled $446,000 compared to $236,000 in 1998. The Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation. First quarter 1998 income from the Sioux Falls, South Dakota MSA in 1998 was $100,000. The Company sold its interest in the MSA in December 1998.

Investment income increased $2,000. Alliance had gains on sales of marketable securities of $803,000 and $92,000 in 1999 and 1998, respectively. Alliance continues to hold a significant portfolio of marketable securities.

Income before income taxes increased 64% to $1,986,000. The Company's effective income tax rate of 43% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest increased 72% to $1,136,000. Minority interest on earnings of Alliance were $381,000 compared to $228,000 in 1998. Net income increased 74% to $755,000.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the three-month periods were $885,000 and $1,991,000 in 1999 and 1998, respectively. The decrease in operating cash flow was due to increases in receivables from interexchange carriers and increased income tax payments. At March 31, 1999, the Company's total cash, cash equivalents, temporary cash investments and marketable securities totaled $20,293,000 compared to $23,241,000 at December 31, 1998. Alliance's cash and securities were $15,908,000 of this total. Working capital at March 31, 1999 was $10,278,000 compared to $6,554,000 at December 31, 1998.
The current ratio was 2.0 to 1 at March 31, 1999.

 The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 1999 and 1998 three-month periods were $256,000 and $378,000, respectively. Alliance's plant additions in the same periods were $426,000 and $326,000, respectively. Plant additions for 1999 for Hector and Alliance are expected to total $3,237,000 and $3,245,000, respectively, and will provide customers with additional advanced switching services, upgrade the telephone switching system to Year 2000 compliance and expand usage of high capacity fiber optics in the telephone network.

Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In the 1999 period, Alliance received $1,134,000 from sales of a portion of its investment in MediaOne Group, Inc. Alliance's proceeds from sales of marketable securities were $337,000 in the 1998 period. At March 31, 1999, Alliance continued to maintain a significant marketable securities portfolio consisting primarily of shares of Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. owned by Ollig Utilities Company and Felton Telephone Company prior to their acquisition by Alliance.

The Company is an investor in Wireless North, a consortium of three limited partnerships and one limited liability corporation which have acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested cash of $761,000 in Wireless North in 1998 and an additional $668,000 in the first three months of 1999. Investments in Wireless North in 1997 and 1996 consisted of $510,000 of cash and debt guarantees of $1,373,000. The Company cannot predict if additional funding beyond this amount will be required. The PCS systems are in start-up mode and have incurred significant losses to date. The Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation. The Company continues to maintain its ownership in cellular telephone systems through its 10.0% interest in Midwest Wireless LLC. In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. HCC owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. To finance its equity investment in Alliance, HCC borrowed $6,000,000 from St. Paul Bank (since refinanced through Rural Telephone Finance Cooperative) and used part of the proceeds from its 1995 convertible debenture offering. The Company called some of the outstanding debentures in 1998, and is currently exploring alternatives to refinance the remaining debentures.

Alliance financed the acquisition using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). Interest rates on this debt have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at March 31, 1999 was $49,857,000. St. Paul Bank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company accrued for a patronage refund in the 1998 period but, due to losses at the Bank on its agricultural loans, did not do so in 1999.

The Company's LEC subsidiaries use loans from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $3,242,000 in the first three months of 1999. Substantially all of the LEC's assets are pledged or are subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid to the Company by the LEC subsidiaries is limited by covenants in the mortgages. At March 31, 1999 unadvanced loan commitments from the RUS and RTB to the LEC subsidiaries totaled $14,310,000.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company is currently a member of investor groups seeking to acquire rural telephone properties expected to be offered for sale by GTE and U.S. West Communications in 1999. The Company cannot predict if it will be successful in acquiring additional properties and does not have financing plans in place to pay for possible acquisitions.

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

The Company's survey determined that the central office switching equipment used in its local telephone exchanges to connect customer calls and record telephone usage was not Year 2000 compliant. If not corrected, this could interrupt telephone services for customers, interrupt connections between the Company's telephone systems and the national and worldwide telephone networks, and make the Company unable to accurately bill customers for telephone usage. The Company's systems may also be vulnerable to Year 2000 problems in other telephone networks with which it interconnects. The Company cannot estimate what its liability to customers and regulators from such a loss of service might be.

The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make all the necessary hardware and software corrections required to bring its systems into Year 2000 compliance. It has contracted with Nortel, Inc. to upgrade its equipment to Year 2000 compliance. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and hardware and that no additional action related to this problem will be required when installation is complete. Estimated cost is $658,000. The Company began upgrading its central office equipment and related software to Year 2000 compliance in the third quarter of 1998. Installation of all the new hardware will be completed in May 1999. Testing of software interconnections is scheduled to be completed in November 1999.

The Company's billing, accounting and management information systems utilize software provided by Martin and Associates. The Company believes this software to be Year 2000 compliant.

At the present time, the Company does not expect Year 2000 problems to cause any interruption of local telephone services to customers or cause material disruptions to its own operations. It is possible that customers will have difficulty making telephone connections through certain interexchange carriers or to certain foreign countries, depending on the respective carriers and countries' state of Year 2000 readiness. Customers could also be vulnerable to Year 2000 problems within their own internal telephone networks. The Company is in constant contact with its equipment supplier and with management and service personnel of other telephone service providers and affected customers as the upgrade and integration process moves forward. The Company also plans to have additional personnel available as required to address any new Year 2000 problems that arise. The Company does not expect Year 2000 problems to cause any loss of service to customers, but will continue to monitor the situation and modify its business plans and procedures as the situation warrants.

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

                                          Hector Communications Corporation

                                          By  Charles A. Braun
                                          ----------------------------------
                                          Charles A. Braun
                                          Chief Financial Officer
Date:  May 14, 1999

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                  Three Months Ended March 31
                                                 -----------------------------
Basic:                                                1999                1998
-------                                          ----------         ----------

Net income                                       $  755,424         $  433,958
                                                 ==========         ==========

Common shares:
  Weighted average number of common
    shares outstanding                            2,662,756          2,092,212
  Number of unallocated shares held by ESOP                             (6,042)
                                                 ----------         ----------
                                                  2,662,756          2,086,170
                                                 ==========         ==========

Net income per common share                      $      .28         $      .21
                                                 ==========         ==========

Diluted:
-------------

Net income                                       $  755,424         $  433,958
Interest on convertible debentures, net of tax      119,160            189,529
                                                 ----------         ----------
  Adjusted net income                            $  874,584         $  623,487
                                                 ==========         ==========

Common and common equivalent shares:
  Weighted average number of common
    shares outstanding                            2,662,756          2,092,212
  Assumed conversion of convertible
    debentures into common stock                    894,150          1,420,313
  Dilutive effect of convertible preferre
    shares outstanding                              342,800            374,556
  Dilutive effect of stock options outstanding
    after application of treasury stock method       32,577             63,262
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                   3,402              4,001
  Dilutive effect of warrants outstanding             1,173             18,467
  Weighted average number of
    unallocated shares held by ESOP                       0             (6,042)
                                                 ----------         ----------
                                                  3,936,858          3,966,769
                                                 ==========         ==========

Diluted net income per share                     $      .22         $      .16
                                                 ==========         ==========