Form 10-Q
period 1999-06-30
HECTOR COMMUNICATIONS CORP
filed 1999-08-13
CIK 863437

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

For the quarterly period ended    JUNE 30, 1999
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:   0-18587

                        HECTOR COMMUNICATIONS CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                              41-1666660
-------------------------------                             --------------------
(State or other jurisdiction of                             (Federal Employer
incorporation or organization)                               Identification No.)

 211 South Main Street, Hector, MN                                 55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS
 Common Stock, par value                            Outstanding at July 31, 1999
    $.01 per share                                           3,435,430

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


                            PART I. FINANCIAL INFORMATION

                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                                             June 30       December 31
Assets:                                                         1999              1998
                                                      --------------    --------------
Current assets:
  Cash and cash equivalents                           $   14,338,075    $   14,686,034
  Construction fund                                          766,331           200,491
  Accounts receivable, net                                 4,957,460         4,140,992
  Materials, supplies and inventories                      1,134,725           528,839
  Prepaid expenses                                            86,877           180,134
                                                      --------------    --------------
    Total current assets                                  21,283,468        19,736,490

Property, plant and equipment                             78,984,754        76,245,233
  less accumulated depreciation                          (28,590,500)      (25,434,769)
                                                      --------------    --------------
    Net property, plant and equipment                     50,394,254        50,810,464

Other assets:
  Excess of cost over net assets acquired, net            52,221,578        53,003,560
  Marketable securities                                   10,550,937         8,555,336
  Wireless telephone investments                           9,722,260         9,482,902
  Other investments                                        8,959,675         8,259,419
  Deferred debenture issue costs, net                                          371,311
  Other assets                                               458,728           460,305
                                                      --------------    --------------
    Total other assets                                    81,913,178        80,132,833
                                                      --------------    --------------
Total Assets                                          $  153,590,900    $  150,679,787
                                                      ==============    ==============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt $    4,850,100    $    6,808,500
  Accounts payable                                         4,245,919         2,473,526
  Accrued expenses                                         1,993,918         1,945,687
  Income taxes payable                                       407,796         1,955,153
                                                      --------------    --------------
    Total current liabilities                             11,497,733        13,182,866

Long-term debt, less current portion                      87,634,525        94,232,389
Deferred investment tax credits                              172,526           252,601
Deferred income taxes                                      9,428,673         8,510,637
Deferred compensation                                        943,634           990,155
Minority stockholders interest in Alliance
  Telecommunications Corp.                                11,477,045        10,790,818

Stockholders' Equity                                      32,436,764        22,720,321
                                                      --------------    --------------
Total Liabilities and Stockholders' Equity            $  153,590,900    $  150,679,787
                                                      ==============    ==============

                   See notes to consolidated financial statements.

                                          HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                            (unaudited)

                                                                 Three Months Ended June 30           Six Months Ended June 30
                                                              -------------------------------     --------------------------------
                                                                      1999              1998              1999               1998
                                                              -------------      ------------     -------------       ------------
Revenues:
  Local network                                               $   1,522,746      $  1,349,369     $   2,868,295       $  2,549,338
  Network access                                                  4,956,162         4,684,041         9,835,980          8,943,736
  Billing and collection                                            223,257           203,958           417,155            398,520
  Nonregulated activities                                         1,075,951         1,117,695         2,048,866          2,098,976
  Cable television revenues                                         945,441           668,274         1,872,820          1,281,569
                                                              -------------      ------------     -------------       ------------
    Total revenues                                                8,723,557         8,023,337        17,043,116         15,272,139

Costs and expenses:
  Plant operations                                                1,048,771         1,035,551         2,153,526          1,912,482
  Depreciation and amortization                                   2,045,733         1,933,088         4,039,379          3,756,411
  Customer operations                                               522,258           485,221         1,000,508            939,477
  General and administrative                                      1,121,339         1,114,985         2,343,858          2,199,015
  Other operating expenses                                          638,722           566,024         1,332,984          1,087,799
                                                              -------------      ------------     -------------       ------------
    Total costs and expenses                                      5,376,823         5,134,869        10,870,255          9,895,184

Operating income                                                  3,346,734         2,888,468         6,172,861          5,376,955

Other income and (expenses):
  Investment income                                                 142,736           203,932           337,162            395,894
  Interest expense                                               (1,801,762)       (1,809,685)       (3,474,470)        (3,544,990)
  Gain on sales of marketable securities                            178,910           337,615           982,274            429,469
  Partnership and LLC income (loss)                                  86,799           328,901           (78,229)           504,813
  Loss on St. Paul Bank Stock                                      (141,277)                           (141,277)
                                                              -------------      ------------     -------------       ------------
    Other expense, net                                           (1,534,594)         (939,237)       (2,374,540)        (2,214,814)

Income before income taxes                                        1,812,140         1,949,231         3,798,321          3,162,141

Income tax expense                                                  788,000           844,000         1,638,000          1,395,000
                                                              -------------      ------------     -------------       ------------

Income before minority interest                                   1,024,140         1,105,231         2,160,321          1,767,141

Minority interest in earnings of
  Alliance Telecommunications Corporation                           305,470           327,108           686,227            555,060
                                                              -------------      ------------     -------------       ------------

Net income                                                    $     718,670      $    778,123     $   1,474,094       $  1,212,081
                                                              -------------      ------------     -------------       ------------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                                      2,613,191          (551,136)        3,651,108            825,677
  Less: reclassification adjustment for gains
    included in net income                                         (178,910)         (337,615)         (982,274)          (429,469)
                                                              -------------      ------------     -------------       ------------
Other comprehensive income (loss) before income taxes             2,434,281          (888,751)        2,668,834            396,208
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                                 973,713          (355,500)        1,067,534            158,483
                                                              -------------      ------------     -------------       ------------
Other comprehensive income (loss)                                 1,460,568          (533,251)        1,601,300            237,725
                                                              -------------      ------------     -------------       ------------
Comprehensive income                                          $   2,179,238      $    244,872     $   3,075,394       $  1,449,806
                                                              =============      ============     =============       ============

Basic net income per share                                    $         .26      $        .34     $         .55       $        .56
Diluted net income per share                                  $         .22      $        .25     $         .44       $        .42

                                           See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               Unearned    Accumulated
                                Preferred Stock      Common Stock     Additional               Employee       Other
                               ----------------- -------------------     Paid-in   Retained   Stock Owner- Comprehensive
                                 Shares   Amount    Shares    Amount     Capital   Earnings   ship Shares     Income         Total
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1997    378,100 $378,100 2,079,364 $  20,794  $1,712,954 $ 11,726,521 $   (69,724) $  678,477   $14,447,122
Net income                                                                          3,910,243                             3,910,243
Issuance of common stock under
  Employee Stock Purchase Plan                      10,753       107      73,013                                             73,120
Issuance of common stock under
  Employee Stock Option Plan                        48,200       482     354,931                                            355,413
Issuance of common stock in
  exchange for preferred stock  (35,300) (35,300)   35,300       353      34,947                                                  0
Issuance of common stock from
  exercise of outstanding
  warrants                                           7,876        79      61,091                                             61,170
Conversion of convertible
 debentures into common stock                      479,569     4,796   4,096,134                                          4,100,930
ESOP Shares Allocated                                                     (6,629)                  69,724                    63,095
Change in unrealized gains on
  marketable securities, net
  of deferred taxes                                                                                          (290,772)     (290,772
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1998    342,800  342,800 2,661,062    26,611   6,326,441   15,636,764       -         387,705    22,720,321
Net income                                                                          1,474,094                             1,474,094
Issuance of common stock to
  ESOP                                               2,405        24      19,976                                             20,000
Issuance of common stock under
  Employee Stock Option Plan                        34,550       346     266,279                                            266,625
Issuance of common stock in
  exchange for preferred stock   (1,500)  (1,500)    1,500        15       1,485                                                  0
Conversion of convertible
  debentures into common stock                     730,438     7,304   6,347,120                                          6,354,424
Change in unrealized gains on
  marketable securities, net of
  deferred taxes                                                                                            1,601,300     1,601,300
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT JUNE 30, 1999        341,300 $341,300 3,429,955 $  34,300 $12,961,301 $ 17,110,858 $     -      $1,989,005   $32,636,764
                               ======== ======== ========= ========= =========== ============ ===========  ==========   ===========

                                          See notes to consolidated financial statements.



                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                       Six Months Ended June 30
                                                                    ------------------------------
                                                                           1999              1998
                                                                    ------------      ------------
Cash Flows from Operating Activities:
  Net income                                                        $  1,474,094      $  1,212,081
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      4,154,539         3,849,981
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                     686,227           555,060
    Gain on sales of marketable securities                              (982,274)         (429,469)
    Loss (income) from partnership and LLC investments                    78,229          (504,813)
    Loss from investment in St. Paul Bank stock                          141,277
    Proceeds from wireless telephone investments                         299,859           496,571
    Changes in assets and liabilities net of effects from
      the purchase of Felton Telephone Company:
      Increase in accounts receivable                                   (816,468)         (593,417)
      Increase in materials, supplies and inventories                   (605,886)         (634,175)
      Decrease in prepaid expenses                                        93,257           135,909
      Increase in accounts payable                                     1,772,393           472,116
      Increase (decrease) in accrued expenses                            185,805          (195,412)
      Decrease in income taxes payable                                (1,547,357)          (67,030)
      Decrease in deferred investment credits                            (80,075)          (85,342)
      Decrease in deferred taxes                                        (149,498)         (292,840)
      Decrease in deferred compensation                                  (46,521)          (46,521)
                                                                    ------------      ------------
      Net cash provided by operating activities                        4,657,601         3,872,699

Cash Flows from Investing Activities:
  Capital expenditures, net                                           (2,832,245)       (4,673,390)
  Sales of temporary cash investments                                                      300,000
  Sales of marketable securities                                       1,655,506         1,108,827
  Increase in construction fund                                         (565,840)             (227)
  Purchases of wireless telephone investments                           (617,446)         (572,572)
  Purchases of other investments                                        (841,533)       (1,150,340)
  Increase in excess of cost over net assets acquired                                   (2,797,123)
  Increase in other assets                                                (7,363)         (409,241)
  Increase in cash from purchase of Felton Telephone Company                               196,500
                                                                    ------------      ------------
      Net cash used in investing activities                           (3,208,921)       (7,997,566)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                         (5,955,898)       (2,139,471)
  Proceeds from issuance of notes payable and long-term debt           3,892,634         2,000,000
  Issuance of common stock                                               266,625           386,583
                                                                    ------------      ------------
    Net cash provided by (used in) financing activities               (1,796,639)          247,112
                                                                    ------------      ------------
Net Decrease in Cash and Cash Equivalents                               (347,959)       (3,877,755)
Cash and Cash Equivalents at Beginning of Period                      14,686,034        12,455,399
                                                                    ------------      ------------
Cash and Cash Equivalents at End of Period                          $ 14,338,075      $  8,577,644
                                                                    ============      ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                                   $  1,700,115      $  3,606,504
  Income taxes paid during the period                                  3,414,839         1,702,443

                             See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1999 and the statements of income and comprehensive income and the statements of cash flows for the periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1999 and 1998 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
June 30, 1999                                   $7,319,164       $3,232,523     $      (750)       $10,550,937
December 31, 1998                                7,992,397        1,949,794      (1,386,855)         8,555,336

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                   Accumulated
                                       Net           Deferred         Other
                                   Unrealized         Income      Comprehensive
                                      Gains            Taxes          Income
June 30, 1999                  $   3,231,773   $   (1,242,768)   $  1,989,005
December 31, 1998                    562,939         (175,234)        387,705

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $1,656,000 and $1,109,000 in the six-month periods ended June 30, 1999 and 1998, respectively. Gross realized gains on sales of these securities were $982,000 and $429,000 in the respective 1999 and 1998 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At June 30, 1999, the Company owned 10.7% of Midwest Wireless Communications LLC and 14.3% of Wireless North LLC.

Income recognized on cellular telephone investments, net of amortization, was $681,000 and $929,000 for the six-month periods ended June 30, 1999 and 1998 respectively. The 1998 period included income from a 12.25% interest in Sioux Falls Cellular, Ltd. which the Company sold in December 1998. Losses from PCS investments were $808,000 and $470,000 for the six-month periods ended June 30, 1999 and 1998, respectively.

The Company made additional cash investments of $617,000 and $573,000 in the respective 1999 and 1998 periods to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $300,000 and $497,000 in 1999 and 1998, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                              Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                            Hector        Alliance     Consolidated         Hector        Alliance     Consolidated
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $  4,204,931    $ 12,838,185    $ 17,043,116    $  3,892,382    $ 11,379,757    $ 15,272,139
Costs and expenses                        3,301,553       7,568,702      10,870,255       2,940,729       6,954,455       9,895,184
                                       ------------    ------------    ------------    ------------    ------------    ------------
Operating income                            903,378       5,269,483       6,172,861         951,653       4,425,302       5,376,955
Interest expense                           (863,152)     (2,611,318)     (3,474,470)     (1,032,328)     (2,512,662)     (3,544,990)
Partnership and LLC income (loss)           (89,332)         11,103         (78,229)         49,018         455,795         504,813
Investment income                            91,730         245,432         337,162         105,393         290,501         395,894
Gain on sale of marketable securities                       982,274         982,274                         429,469         429,469
Loss on St. Paul Bank Stock                                (141,277)       (141,277)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Income before income taxes             $     42,624    $  3,755,697    $  3,798,321    $     73,736    $  3,088,405    $  3,162,141
                                       ============    ============    ============    ============    ============    ============

Depreciation and Amortization          $  1,215,758    $  2,823,621    $  4,039,379    $  1,021,860    $  2,734,551    $  3,756,411
                                       ============    ============    ============    ============    ============    ============

Capital Expenditures                   $  1,318,001    $  1,514,244    $  2,832,245    $    699,326    $  3,974,064    $  4,673,390
                                       ============    ============    ============    ============    ============    ============

Total Assets                           $ 25,861,988    $127,728,912    $153,590,900    $ 26,043,447    $121,968,055    $148,011,502
                                       ============    ============    ============    ============    ============    ============



                                              Three Months Ended June 30, 1999                Three Months Ended June 30, 1998
                                            Hector        Alliance     Consolidated         Hector        Alliance     Consolidated
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $  2,199,491    $  6,524,066    $  8,723,557    $  2,056,747    $  5,966,590    $  8,023,337
Costs and expenses                        1,663,802       3,713,021       5,376,823       1,508,632       3,626,237       5,134,869
                                       ------------    ------------    ------------    ------------    ------------    ------------
Operating income                            535,689       2,811,045       3,346,734         548,115       2,340,353       2,888,468
Interest expense                           (467,146)     (1,334,616)      1,801,762)       (505,078)     (1,304,607)     (1,809,685)
Partnership and LLC income                    2,896          83,903          86,799          49,630         279,271         328,901
Investment income                            50,856          91,880         142,736          54,765         149,167         203,932
Gain on sale of marketable securities                       178,910         178,910                         337,615         337,615
Loss on St. Paul Bank Stock                                (141,277)        141,277)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Income before income taxes             $    122,295    $  1,689,845    $  1,812,140    $    147,432    $  1,801,799    $  1,949,231
                                       ============    ============    ============    ============    ============    ============
Depreciation and Amortization          $    607,953    $  1,437,780    $  2,045,733    $    511,158    $  1,421,930    $  1,933,088
                                       ============    ============    ============    ============    ============    ============

Capital Expenditures                   $  1,062,471    $  1,088,406    $  2,150,877    $    321,188    $  3,647,716    $  3,968,904
                                       ============    ============    ============    ============    ============    ============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   Six Months Ended June 30, 1999 Compared to
                         Six Months Ended June 30, 1998

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At June 30, 1999, these subsidiaries provided telephone service to 7,163 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 30 cable television systems serving 4,938 customers in 36 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and MEANS.

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At June 30, 1999, Alliance, through its five local exchange telephone subsidiaries, provided telephone service to 27,681 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's 16 cable television systems provided cable television services to 8,137 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments  in  Midwest  Wireless  LLC,  Wireless  North  LLC  and  MEANS,  own
marketable securities portfolios with investments in telecommunications providers like U.S. West Communications, Inc., MediaOne Group, Inc. and Rural Cellular Corporation, and have other investments.

Consolidated revenues increased 12% to $17,043,000. The revenue breakdown by operating group was as follows:

                                                            Alliance                                  Hector
                                                      Six Months Ended June 30                Six Months Ended June 30
                                                      1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Local Network                                   $  2,056,808        $  1,784,488        $    811,487        $    764,850
Network Access                                     7,532,228           6,872,531           2,303,752           2,071,205
Billing and Collection                               336,265             310,717              80,890              87,803
Nonregulated activities                            1,756,487           1,837,205             292,379             261,771
Cable Television                                   1,156,397             574,816             716,423             706,753
                                                ------------        ------------        ------------        ------------
                                                $ 12,838,185        $ 11,379,757        $  4,204,931        $  3,892,382
                                                ============        ============        ============        ============

Consolidated local service revenues increased $319,000 or 13%. The increase was due to increases in access lines served, which increased to 34,844 and increased extended area service revenues (EAS). Alliance's South Dakota exchanges added EAS to Sioux Falls in March, 1999. Access line growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services, and the acquisition by Alliance of Felton Telephone Company effective March 31, 1998. Network access revenues increased $892,000 or 10%. The increase was chiefly due to increased use of the telephone network by customers and increased universal service support funds.

Nonregulated revenues decreased $50,000 or 2%. Cable television revenues increased $591,000 or 46% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership in June 1998. Billing and collection revenues increased $19,000.

Consolidated operating costs and expenses increased $975,000 or 10%. Costs and expenses by operating group were as follows:

                                                            Alliance                                 Hector
                                                     Six Months Ended June 30                Six Months Ended June 30
                                                      1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Plant operations                                $  1,601,800        $  1,453,327        $    551,726        $    459,155
Depreciation and amortization                      2,823,621           2,734,551           1,215,758           1,021,860
Customer operations                                  845,845             753,302             154,663             186,175
General and administrative                         1,589,367           1,481,125             754,491             717,890
Other operating expenses                             708,069             532,150             624,915             555,649
                                                ------------        ------------        ------------        ------------
                                                $  7,568,702        $  6,954,455        $  3,301,553        $  2,940,729
                                                ============        ============        ============        ============


Consolidated plant operations expenses increased $241,000 or 13%, due to increases in the Company's customer base and the acquisition of Felton. Depreciation and amortization increased $283,000 or 8% due to the acquisitions of Felton and the Spectrum cable television systems and increased depreciation on telephone switching equipment. Customer operations expenses increased $61,000, or 6% due largely to growth in the number of customers served. General and administrative expenses increased $145,000 or 7% due to the Company's expanded operations. Other operating expenses increased $245,000 or 23% due to increased cable television expenses from the Spectrum systems. Consolidated operating income increased $796,000 or 15%.

Interest expenses decreased $71,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second and third quarters of 1998. The June 1999 period also includes $87,000 of interest expense for call premiums and deferred issue expenses related to convertible debentures redeemed for cash on June 25, 1999. Interest expenses also increased due to reduced accruals of patronage dividends on interest paid to St. Paul Bank for Cooperatives ("SPBC"). The Company accrued a loss of $141,000 on its investment in SPBC stock due to its revaluation for SPBC's merger with CoBank, ACB. The Company also incurred interest expense on 1998 borrowings to finance the acquisitions of Felton and the Spectrum cable systems.

The Company recorded a loss from partnership and LLC investments of $78,000 for the 1999 period compared to income of $505,000 in 1998. Income from Midwest Wireless LLC was $681,000 compared to $710,000 in the 1998 period. Losses from the Company's Wireless North PCS investment totaled $808,000 compared to $470,000 in 1998. The Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation. 1998 income from the Sioux Falls, South Dakota MSA was $241,000. The Company sold its interest in the MSA in December 1998.

Investment income decreased $59,000. Alliance had gains on sales of marketable securities of $982,000 and $429,000 in 1999 and 1998, respectively. Alliance continues to hold a significant portfolio of marketable securities.

Income before income taxes increased 20% to $3,798,000. The Company's effective income tax rate of 43% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest increased 22% to $2,160,000. Minority interest on earnings of Alliance were $686,000 compared to $555,000 in 1998. Net income increased 22% to $1,474,000.

                  Three Months Ended June 30, 1999 Compared to
                        Three Months Ended June 30, 1998

Consolidated revenues increased 9% to $8,724,000. The revenue breakdown by operating group was as follows:

                                                            Alliance                                  Hector
                                                    Three Months Ended March 31             Three Months Ended March 31
                                                      1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Local Network                                   $    954,762        $    828,405        $    390,787        $    371,564
Network Access                                     3,766,263           3,296,393           1,113,555             963,302
Billing and Collection                               153,874             149,142              40,024              45,420
Nonregulated activities                              863,882             875,448             109,033             105,833
Cable Television                                     575,338             263,779             352,041             349,516
                                                ------------        ------------        ------------        ------------
                                                $  6,314,119        $  5,413,167        $  2,005,440        $  1,835,635
                                                ============        ============        ============        ============

Consolidated local service revenues increased $173,000 or 13%. The increase was due to increases in access lines served, which increased to 34,844 and increased extended area service revenues (EAS). Alliance's South Dakota exchanges added EAS to Sioux Falls in March 1999. Network access revenues increased $272,000 or 6%. The increase was chiefly due to increased use of the telephone network by customers. The addition of EAS service to Sioux Falls reduced the growth rate of network access revenues.


Nonregulated revenues decreased $42,000 or 4%. Cable television revenues increased $277,000 or 41% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership in June 1998. Billing and collection revenues increased $19,000.

Consolidated operating costs and expenses increased $242,000 or 5%. Costs and expenses by operating group were as follows:

                                                            Alliance                                  Hector
                                                     Three Months Ended June 30              Three Months Ended June 30
                                                      1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Plant operations                                $    774,227        $    801,515        $    274,544        $    234,036
Depreciation and amortization                      1,437,780           1,421,930             607,953             511,158
Customer operations                                  444,522             373,353              77,736             111,868
General and administrative                           732,796             745,345             388,543             369,640
Other operating expenses                             323,696             284,094             315,026             281,930
                                                ------------        ------------        ------------        ------------
                                                $  3,713,021        $  3,626,237        $  1,663,802        $  1,508,632
                                                ============        ============        ============        ============

Consolidated plant operations expenses increased $13,000 or 1%, due to increases in the Company's customer base. Depreciation and amortization increased $113,000 or 6% due to the acquisition of the Spectrum cable television systems and increased depreciation on telephone switching equipment. Customer operations expenses increased $37,000, or 8% due largely to growth in the number of customers served. General and administrative expenses increased $7,000. Other operating expenses increased $73,000 or 13% due to increased cable television expenses from the Spectrum systems. Consolidated operating income increased $458,000 or 16%.

Interest expenses decreased $8,000. The decrease was due to interest reductions on convertible debentures that were retired or converted into common stock in the second and third quarters of 1998. This reduction was offset by $87,000 of interest expense for call premiums and deferred issue expenses related to convertible debentures redeemed for cash on June 25, 1999. Interest expenses also increased due to reduced accruals of patronage dividends on interest paid to St. Paul Bank for Cooperatives ("SPBC"). The Company accrued a loss during the 1999 period of $141,000 on its investment in SPBC stock due to its revaluation for SPBC's merger with CoBank. The Company also incurred additional interest expense on 1998 borrowings to finance the acquisition of the Spectrum cable systems.

The Company recorded income from partnership and LLC investments of $87,000 for the 1999 period compared to income of $329,000 in 1998. Income from Midwest Wireless LLC was $416,000 compared to $431,000 in the 1998 period. Losses from the Company's Wireless North PCS investment totaled $362,000 compared to $234,000 in 1998. 1998 income from the Sioux Falls, South Dakota MSA was $141,000. The Company sold its interest in the MSA in December 1998.

Investment income decreased $61,000. Alliance had gains on sales of marketable securities of $179,000 and $338,000 in 1999 and 1998, respectively. Alliance continues to hold a significant portfolio of marketable securities.

Income before income taxes decreased $137,000, or 7%. Income before minority interest decreased $81,000 or 7% to $1,024,000. Minority interest on earnings of Alliance were $305,000 compared to $327,000 in 1998. Net income decreased 8% to $719,000.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the six-month periods were $4,658,000 and $3,873,000 in 1999 and 1998, respectively. The increase in operating cash flow was due to increased earnings and increased accounts payable related to capital additions. At June 30, 1999, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $24,889,000 compared to $23,241,000 at December 31, 1998. Alliance's cash and securities were $20,558,000 of this total. Working capital at June 30, 1999 was $9,786,000 compared to $6,554,000 at December 31, 1998. The current ratio was
1.9 to 1 at June 30, 1999.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 1999 and 1998 six-month periods were $1,318,000 and $699,000, respectively. Alliance's plant additions in the same periods were $1,514,000 and $3,974,000, respectively. Plant additions for 1999 for Hector and Alliance are expected to total $3,237,000 and $3,245,000, respectively, and will provide customers with additional advanced switching services, upgrade the telephone switching system to Year 2000 compliance and expand usage of high capacity fiber optics in the telephone network.

Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In the 1999 period, Alliance received $1,656,000 from sales of a portion of its investment in MediaOne Group, Inc and Rural Cellular Corp. Alliance's proceeds from sales of marketable securities were $1,109,000 in the 1998 period. At June 30, 1999, Alliance continued to maintain a significant marketable securities portfolio (valued at $10,432,000 at June 30, 1999 compared to $8,418,000 at December 31, 1998) consisting primarily of shares of Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc.

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems are in start-up mode and have incurred significant losses to date. The Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation. The Company invested cash of $761,000 in Wireless North in 1998 and an additional $617,000 in the first six months of 1999. Investments in Wireless North in 1997 and 1996 consisted of $510,000 of cash and debt guarantees of $1,373,000. The Company has committed to making additional capital contributions of $225,000 in the third and fourth quarters of 1999 in an effort to increase Wireless North's financial stability. It cannot predict how much additional funding that might be required beyond that amount. The Company continues to maintain its ownership in cellular telephone systems through its 10.0% interest in Midwest Wireless LLC. In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. HCC owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. To finance its equity investment in Alliance, HCC borrowed $6,000,000 from St. Paul Bank (since refinanced through Rural Telephone Finance Cooperative) and used part of the proceeds from its 1995 convertible debenture offering. The Company called some of the outstanding debentures in 1998. The remaining debentures were called June 25, 1999. Debentures totaling $6,493,000 were converted into common stock as a result of this call; $1,455,000 of debentures were redeemed for cash.

Alliance financed the acquisition of Ollig using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). Interest rates on this debt have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at June 30, 1999 was $49,174,000. St. Paul Bank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company accrued for a patronage refund in the 1998 period but, due to losses at the Bank on its agricultural loans, did not do so in 1999. St. Paul Bank has entered into a merger agreement with CoBank, ACB effective in the third quarter of 1999. As a result of the merger, the Company accrued a $141,000 loss on revaluation of its St. Paul Bank stock.

The Company's LEC subsidiaries use loans from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $3,893,000 in the first six months of 1999. Substantially all of the LEC's assets are pledged or are subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid to the Company by the LEC subsidiaries is limited by covenants in the mortgages. At June 30, 1999 unadvanced loan commitments from the RUS and RTB to the LEC subsidiaries totaled $13,659,000.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company was a member of investor groups seeking to acquire rural telephone properties offered for sale by GTE and U.S. West Communications in 1999. Attempts to acquire some of those properties have been unsuccessful. The Company cannot predict if it will be successful in acquiring additional properties and does not have financing plans in place to pay for possible acquisitions.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.


Year 2000 Issues

The software used by the Company's data processing and telephone switching equipment was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1999 is abbreviated as "99". Most software using this system does not recognize that the year 2000, abbreviated as "00", follows 1999. This causes computing errors in date sensitive processes. The Company has surveyed its telephone switching and data processing systems to locate computer systems that may be subject to this error.

The Company's survey determined that the switching equipment used in its local telephone exchanges to connect customer calls and record telephone usage was not Year 2000 compliant. If not corrected, this could interrupt telephone services for customers, interrupt connections between the Company's telephone systems and the national and worldwide telephone networks, and make the Company unable to accurately bill customers for telephone usage. The Company's systems may also be vulnerable to Year 2000 problems in other telephone networks with which it interconnects. The Company cannot estimate what its liability to customers and regulators from such a loss of service might be.

The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make all the necessary hardware and software corrections required to bring its systems into Year 2000 compliance. It has contracted with Nortel, Inc. to upgrade its equipment to Year 2000 compliance. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and hardware and that no additional action related to this problem will be required when installation is complete. Estimated cost is $658,000. The Company began upgrading its central office equipment and related software to Year 2000 compliance in the third quarter of 1998. Installation of all the new hardware was completed in July 1999. Testing of software interconnections will be completed in November 1999.

The Company's billing, accounting and management information systems utilize software provided by Martin and Associates. The Company believes this software to be Year 2000 compliant.

At the present time, the Company does not expect Year 2000 problems to cause any interruption of local telephone services to customers or cause material disruptions to its own operations. It is possible that customers will have difficulty making telephone connections through certain interexchange carriers or to certain foreign countries, depending on the respective carriers and countries' state of Year 2000 readiness. Customers could also be vulnerable to

Year 2000 problems within their own internal telephone networks. The Company is in constant contact with its equipment supplier and with management and service personnel of other telephone service providers and affected customers as the upgrade and integration process moves forward. The Company also plans to have additional personnel available as required to address any new Year 2000 problems that arise. The Company does not expect Year 2000 problems to cause any material loss of service to customers, but will continue to monitor the situation and modify its business plans and procedures as the situation warrants.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: changes in government rules and regulations, new technological developments, and other risks involving the telecommunications industry generally.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION
Items 1 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders The Annual Meeting of the Shareholders of the Registrant was held on May 18, 1999 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 2,663,968 of which 2,559,918 were present either in person or by proxy. Shareholders re-elected board members Curtis A. Sampson and Steven H. Sjogren to three-year terms expiring at the 2002 Annual Meeting of Shareholders. The vote for these board members was as follows:
                                            In Favor            Abstaining
         Curtis A. Sampso                  2,497,897                62,021
         Steven H. Sjogren                 2,498,456                61,462

Shareholders also approved the Company's 1999 Stock Plan which authorizes the issuance of up to 300,000 shares pursuant to options and other awards granted under the Plan. The Plan also increases from 1,000 to 2,000 the number of stock option shares automatically granted to each nonemployee director reelected at or continuing in office after the annual meeting of shareholders. The shareholder vote on the 1999 Stock Plan was 1,430,145 in favor, 240,637 against, 7,565 abstaining and 881,571 not voting.

Item 5.  Not applicable.

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Exhibits and Reports on Form 8-K.

On June 4, 1999, the Company filed a Form 8-K dated May 27, 1999 related to its investment in St. Paul Bank for Cooperatives and the merger of that bank with CoBank, ACB.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                        Hector Communications Corporation

                                               By  /s/Charles A. Braun
                                               ---------------------------------
                                                   Charles A. Braun
                                                   Chief Financial Officer
Date:  August 13, 1999


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                  Three Months Ended June 30             Six Months Ended June 30
                                                                 -----------------------------        -----------------------------
Basic:                                                                1999               1998              1999               1998
-------                                                          ----------         ----------        ----------         ----------

Net income                                                       $  718,670         $  778,123        $1,474,094         $1,212,081
                                                                 ==========         ==========        ==========         ==========

Common shares:

  Weighted average number of common shares outstanding            2,766,863          2,263,174         2,694,432          2,178,162
  Number of unallocated shares held by ESOP                                             (6,042)                              (6,042)
                                                                 ----------         ----------        ----------         ----------
                                                                  2,766,863          2,257,132         2,694,432          2,172,120
                                                                 ==========         ==========        ==========         ==========

Net income per common share                                      $      .26         $      .34        $      .55         $      .56
                                                                 ==========         ==========        ==========         ==========

Diluted:
-------------

Net income                                                       $  718,670         $  778,123        $1,474,094         $1,212,081
Interest on convertible debentures                                  158,916            249,804           327,811            518,438
Amortization of debenture issue costs                                85,455             46,323           115,160             93,570
Income tax effect                                                   (97,748)          (118,451)         (177,188)          (244,803)
                                                                 ----------         ----------        ----------         ----------
  Adjusted net income                                            $  865,293         $  955,799        $1,739,877         $1,579,286
                                                                 ==========         ==========        ==========         ==========

Common and common equivalent shares:

  Weighted average number of common shares outstanding            2,766,863          2,263,174         2,694,432          2,178,162
  Assumed conversion of convertible
    debentures into common stock                                    763,783          1,175,850           849,272          1,175,850
  Dilutive effect of convertible preferred shares outstanding       341,997            351,762           342,397            363,096
  Dilutive effect of stock options outstanding after
     application of treasury stock method                            45,076             62,217            36,955             57,852
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                   4,534              4,537             4,002              4,288
  Dilutive effect of warrants outstanding                            10,545             23,181             6,141             20,179
  Weighted average number of
    unallocated shares held by ESOP                                                     (6,042)                              (6,042)
                                                                 ----------         ----------        ----------         ----------
                                                                  3,932,798          3,874,679         3,933,199          3,793,385
                                                                 ==========         ==========        ==========         ==========

Diluted net income per share                                     $      .22         $      .25        $      .44         $      .42
                                                                 ==========         ==========        ==========         ==========