Form 10-Q
period 1999-09-30
HECTOR COMMUNICATIONS CORP
filed 1999-11-12
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 1999
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
Commission File Number:   0-18587

                        HECTOR COMMUNICATIONS CORPORATION
 ................................................................................
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-1666660
(State or other jurisdiction of                              (Federal Employer
incorporation or organization)                               Identification No.)

  211 South Main Street, Hector, MN                                  55342
 ................................................................................
(Address of principal executive offices)                           (Zip Code)

                                 (320) 848-6611
 ................................................................................
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                    Outstanding at October 31, 1999
Common Stock, par value                                     3,504,786
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




                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                        September 30            December 31
Assets:                                                                         1999                   1998
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                             $ 16,926,951           $ 14,686,034
  Construction fund                                                          284,535                200,491
  Accounts receivable, net                                                 6,195,344              4,140,992
  Materials, supplies and inventories                                      1,015,194                528,839
  Prepaid expenses                                                           183,999                180,134
                                                                        ------------           ------------
    Total current assets                                                  24,606,023             19,736,490

Property, plant and equipment                                             81,696,542             76,245,233
  less accumulated depreciation                                          (30,285,255)           (25,434,769)
                                                                        ------------           ------------
    Net property, plant and equipment                                     51,411,287             50,810,464

Other assets:
  Excess of cost over net assets acquired, net                            51,832,046             53,003,560
  Marketable securities                                                   10,396,845              8,555,336
  Wireless telephone investments                                           9,738,885              9,482,902
  Other investments                                                        8,997,344              8,259,419
  Deferred debenture issue costs, net                                                               371,311
  Other assets                                                               549,896                460,305
                                                                        ------------           ------------
    Total other assets                                                    81,515,016             80,132,833
                                                                        ------------           ------------
Total Assets                                                            $157,532,326           $150,679,787
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                   $  4,913,700           $  6,808,500
  Accounts payable                                                         2,625,168              2,473,526
  Accrued expenses                                                         1,801,002              1,945,687
  Income taxes payable                                                     2,753,639              1,955,153
                                                                        ------------           ------------
    Total current liabilities                                             12,093,509             13,182,866

Long-term debt, less current portion                                      86,112,950             94,232,389
Deferred investment tax credits                                              132,741                252,601
Deferred income taxes                                                      9,518,512              8,510,637
Deferred compensation                                                        920,374                990,155
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                13,607,016             10,790,818

Stockholders' Equity                                                      35,147,224             22,720,321
                                                                       -------------          -------------
Total Liabilities and Stockholders' Equity                              $157,532,326          $ 150,679,787
                                                                       =============          =============

                              See notes to consolidated financial statements.


                                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                               (unaudited)

                                                      Three Months Ended September 30         Nine Months Ended September 30
                                                      -------------------------------         -------------------------------
                                                             1999               1998                1999                1998
                                                       -----------        -----------         -----------         -----------
Revenues:
  Local network                                        $ 1,556,028        $ 1,394,487         $ 4,424,323         $ 3,943,825
  Network access                                         4,996,475          4,345,230          14,832,455          13,288,966
  Billing and collection                                   211,624            235,933             628,779             634,453
  Nonregulated activities                                1,186,474          1,098,334           3,235,340           3,197,310
  Cable television revenues                                984,035            953,475           2,856,855           2,235,044
                                                       -----------        -----------         -----------         -----------
    Total revenues                                       8,934,636          8,027,459          25,977,752          23,299,598

Costs and expenses:
  Plant operations                                         741,647            679,988           2,895,173           2,592,470
  Depreciation and amortization                          2,171,382          1,973,826           6,210,761           5,730,237
  Customer operations                                      580,267            508,550           1,580,775           1,448,027
  General and administrative                             1,206,379          1,176,784           3,550,237           3,375,799
  Other operating expenses                               1,105,432            696,017           2,438,416           1,783,816
                                                       -----------        -----------         -----------         -----------
    Total costs and expenses                             5,805,107          5,035,165          16,675,362          14,930,349

Operating income                                         3,129,529          2,992,294           9,302,390           8,369,249

Other income and (expenses):
  Interest expense                                      (1,469,347)        (1,843,504)         (4,943,817)         (5,388,494)
  Gain on sales of marketable securities                 3,472,200            517,826           4,454,474             947,295
  Investment income                                        438,234            186,439             775,396             582,333
  Other investment income (loss)                           141,494            390,283             (78,012)            895,096
                                                       -----------        -----------         -----------         -----------
    Other income (expense), net                          2,582,581           (748,956)            208,041          (2,963,770)

Income before income taxes                               5,712,110          2,243,338           9,510,431           5,405,479

Income tax expense                                       2,427,000            984,000           4,065,000           2,379,000
                                                       -----------        -----------         -----------         -----------

Income before minority interest                          3,285,110          1,259,338           5,445,431           3,026,479

Minority interest in earnings of
  Alliance Telecommunications Corporation                1,053,285            384,853           1,739,512             939,913
                                                       -----------        -----------         -----------         -----------

Net income                                             $ 2,231,825        $   874,485         $ 3,705,919         $ 2,086,566
                                                       -----------        -----------         -----------         -----------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                             5,782,597           (555,106)          9,433,705             270,571
  Less: reclassification adjustment for gains
    included in net income                              (3,472,200)          (517,826)         (4,454,474)           (947,295)
                                                       -----------        -----------         -----------         -----------
Other comprehensive income (loss) before income taxes    2,310,397         (1,072,932)          4,979,231            (676,724)
Income tax expense (benefit) related to items of
  other comprehensive income (loss)                        924,398           (429,173)          1,991,932            (270,690)
Minority interest in other comprehensive income of
  Alliance Telecommunications Corporation                1,076,686                              1,076,686
                                                       -----------        -----------         -----------         -----------
Other comprehensive income (loss)                          309,313           (643,759)          1,910,613            (406,034)
                                                       -----------        -----------         -----------         -----------
Comprehensive income                                   $ 2,541,138        $   230,726         $ 5,616,532         $ 1,680,532
                                                       ===========        ===========         ===========         ===========

Basic net income per share                             $       .65        $       .34         $      1.26         $       .90
Diluted net income per share                           $       .57        $       .26         $      1.01         $       .71

                                             See notes to consolidated financial
statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               Unearned    Accumulated
                                Preferred Stock      Common Stock     Additional               Employee       Other
                               ----------------- -------------------     Paid-in   Retained   Stock Owner- Comprehensive
                                 Shares   Amount    Shares    Amount     Capital   Earnings   ship Shares     Income         Total
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1997    378,100 $378,100 2,079,364 $  20,794  $1,712,954 $ 11,726,521 $   (69,724) $  678,477   $14,447,122
Net income                                                                          3,910,243                             3,910,243
Issuance of common stock under
  Employee Stock Purchase Plan                      10,753       107      73,013                                             73,120
Issuance of common stock under
  Employee Stock Option Plan                        48,200       482     354,931                                            355,413
Issuance of common stock in
  exchange for preferred stock  (35,300) (35,300)   35,300       353      34,947                                                  0
Issuance of common stock from
  exercise of outstanding
  warrants                                           7,876        79      61,091                                             61,170
Conversion of convertible
 debentures into common stock                      479,569     4,796   4,096,134                                          4,100,930
ESOP Shares Allocated                                                     (6,629)                  69,724                    63,095
Change in unrealized gains on
  marketable securities, net
  of deferred taxes                                                                                          (290,772)     (290,772
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT DECEMBER 31, 1998    342,800  342,800 2,661,062    26,611   6,326,441   15,636,764       -         387,705    22,720,321
Net income                                                                          3,705,919                             3,705,919
Issuance of common stock to
  ESOP                                               2,405        24      19,976                                             20,000
Issuance of common stock under
  Employee Stock Purchase Plan                      14,989       150     104,960                                            105,110
Issuance of common stock under
  Employee Stock Option Plan                        42,175       422     330,415                                            330,837
Issuance of common stock in
  exchange for preferred stock   (2,500)  (2,500)    2,500        25       2,475                                                  0
Conversion of convertible
  debentures into common stock                     730,438     7,304   6,347,120                                          6,354,424
Change in unrealized gains on
  marketable securities, net of
  deferred taxes                                                                                            1,910,613     1,910,613
                               -------- -------- --------- --------- ----------- ------------ -----------  ----------   -----------
BALANCE AT SEPTEMBER 30, 1999   341,300 $341,300 3,456,185 $  34,562 $13,131,361 $ 19,342,683 $     -      $2,298,318   $35,147,224
                               ======== ======== ========= ========= =========== ============ ===========  ==========   ===========

                 See notes to consolidated financial statements


                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                    Nine Months Ended September 30
                                                                    ------------------------------
                                                                             1999            1998
                                                                      -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                          $ 3,705,919     $ 2,086,566
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                       6,325,921       5,862,719
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                    1,739,512         939,913
    Gain on sales of marketable securities                             (4,454,474)       (947,295)
    Loss (income) from partnership and LLC investments                     78,012        (895,096)
    Proceeds from wireless telephone investments                          491,805         486,474
    Changes in assets and liabilities net of effects from the purchase of Felton
      Telephone Company:
      Increase in accounts receivable                                  (1,059,077)       (936,502)
      Increase in materials, supplies and inventories                    (486,355)       (846,755)
      Decrease (increase) in prepaid expenses                              (3,865)         51,251
      Increase in accounts payable                                        151,642       1,313,719
      Decrease in accrued expenses                                         (7,111)       (469,795)
      Increase in income taxes payable                                    798,486         100,699
      Decrease in deferred investment credits                            (119,860)       (126,451)
      Decrease in deferred taxes                                         (984,057)       (615,270)
      Decrease in deferred compensation                                   (69,781)        (69,782)
                                                                      -----------     -----------
      Net cash provided by operating activities                         6,106,717       5,934,395

Cash Flows from Investing Activities:
  Capital expenditures, net                                            (5,626,659)     (6,754,582)
  Sales of temporary cash investments                                                     300,000
  Sales of marketable securities                                        6,596,921       1,801,879
  Increase in construction fund                                           (84,044)            (83)
  Purchases of wireless telephone investments                            (825,800)       (644,882)
  Purchases of other investments                                         (737,925)     (1,149,228)
  Increase in excess of cost over net assets acquired                                  (2,797,123)
  Increase in other assets                                               (103,001)       (363,426)
  Increase in cash from purchase of Felton Telephone Company                              196,500
                                                                      -----------     -----------
      Net cash provided by (used in) investing activities                (780,508)     (9,410,945)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                          (7,513,873)     (3,766,739)
  Proceeds from issuance of notes payable and long-term debt            3,992,634       2,000,000
  Issuance of common stock                                                435,947         459,703
                                                                      -----------     -----------
    Net cash used in financing activities                              (3,085,292)     (1,307,036)
                                                                      -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                    2,240,917      (4,783,586)
Cash and Cash Equivalents at Beginning of Period                       14,686,034      12,455,399
                                                                      -----------     -----------
Cash and Cash Equivalents at End of Period                            $16,926,951     $ 7,671,813
                                                                      ===========     ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                     $ 4,845,841     $ 5,536,402
  Income taxes paid during the period                                   3,383,475       2,400,544

                         See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1999 and the statements of income and comprehensive income and the statements of cash flows for the periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1999 and 1998 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                            Gross         Gross
                                        Unrealized    Unrealized          Fair
                               Cost         Gains        Losses          Value
September 30, 1999        $4,854,675   $ 5,548,170   $    (6,000)   $ 10,396,845
December 31, 1998          7,992,397     1,949,794    (1,386,855)      8,555,336

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                                     Accumulated
                                Net       Deferred                        Other
                          Unrealized        Income      Minority   Comprehensive
                              Gains          Taxes      Interest         Income
September 30, 1999        $5,542,170   $(2,167,166)  $(1,076,686)   $  2,298,318
December 31, 1998            562,939      (175,234)                      387,705

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $7,592,000 (including $995,000 receivable at September 30, 1999) and $1,802,000 in the nine-month periods ended September 30, 1999 and 1998, respectively. Gross realized gains on sales of these securities were $4,454,000 and $947,000 in the respective 1999 and 1998 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At September 30, 1999, the Company owned 10.7% of Midwest Wireless Communications LLC and 14.3% of Wireless North LLC.

Income recognized on cellular telephone investments, net of amortization, was $1,182,000 and $1,537,000 for the nine-month periods ended September 30, 1999 and 1998 respectively. The 1998 period included income from a 12.25% interest in Sioux Falls Cellular, Ltd. which the Company sold in December 1998. Losses from PCS investments were $1,237,000 and $772,000 for the nine-month periods ended September 30, 1999 and 1998, respectively.

The Company made additional cash investments of $826,000 and $645,000 in the respective 1999 and 1998 periods to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $492,000 and $486,000 in 1999 and 1998, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                      Nine Months Ended September 30, 1999                Nine Months Ended September 30, 1998
                                    Hector         Alliance      Consolidated            Hector         Alliance      Consolidated
                               ------------     ------------     ------------      ------------     ------------      ------------
Revenues                        $ 6,407,411     $ 19,570,341     $ 25,977,752       $ 5,861,822     $ 17,437,776      $ 23,299,598
Costs and expenses                5,273,526       11,401,836       16,675,362         4,457,157       10,473,192        14,930,349
                               ------------     ------------     ------------      ------------     ------------      ------------
Operating income                  1,133,885        8,168,505        9,302,390         1,404,665        6,964,584         8,369,249
Interest expense                 (1,103,667)      (3,840,150)      (4,943,817)       (1,466,377)      (3,922,117)       (5,388,494)
Investment income                   138,733          636,663          775,396           156,896          425,437           582,333
Gain on sale of
  marketable securities                            4,454,474        4,454,474                            947,295           947,295
Other investment income (loss)     (125,495)          47,483          (78,012)           82,773          812,323           895,096
                               ------------     ------------     ------------      ------------     ------------      ------------
Income before income taxes      $    43,456     $  9,466,975     $  9,510,431      $    177,957     $  5,227,522      $  5,405,479
                               ============     ============     ============      ============     ============      ============

Depreciation and Amortization   $ 1,916,171     $  4,294,590     $  6,210,761      $  1,532,755     $  4,197,482      $  5,730,237
                               ============     ============     ============      ============     ============      ============

Capital Expenditures            $ 2,179,344     $  3,447,315     $  5,626,659      $  1,537,221     $  5,217,361      $  6,754,582
                               ============     ============     ============      ============     ============      ============

Total Assets                    $25,447,215     $132,085,111     $157,532,326      $ 25,161,168     $121,590,159      $146,751,327
                               ============     ============     ============      ============     ============      ============



                                     Three Months Ended September 30, 1999                Three Months Ended September 30, 1998
                                    Hector         Alliance      Consolidated            Hector         Alliance      Consolidated
                               ------------     ------------     ------------      ------------     ------------      ------------

Revenues                        $ 2,202,480     $  6,732,156     $  8,934,636      $  1,969,440     $  6,058,019      $  8,027,459
Costs and expenses                1,971,973        3,833,134        5,805,107         1,516,428        3,518,737         5,035,165
                               ------------     ------------     ------------      ------------     ------------      ------------
Operating income                    230,507        2,899,022        3,129,529           453,012        2,539,282         2,992,294
Interest expense                   (240,515)      (1,228,832)      (1,469,347)         (434,049)      (1,409,455)       (1,843,504)
Investment income                    47,003          391,231          438,234            51,503          134,936           186,439
Gain on sale of
  marketable securities                            3,472,200        3,472,200                            517,826           517,826
Other investment income (loss)      (36,163)         177,657          141,494            33,755          356,528           390,283
                               ------------     ------------     ------------      ------------     ------------      ------------
Income before income taxes      $       832     $  5,711,278     $  5,712,110      $    104,221     $  2,139,117      $  2,243,338
                               ============     ============     ============      ============     ============      ============

Depreciation and Amortization   $   700,413     $  1,470,969     $  2,171,382      $    510,895     $  1,462,931      $  1,973,826
                               ============     ============     ============      ============     ============      ============

Capital Expenditures            $   861,343     $  1,933,071     $  2,794,414      $    837,895     $  1,243,297      $  2,081,192
                               ============     ============     ============      ============     ============      ============



Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At September 30, 1999, these subsidiaries provided telephone service to 7,184 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 30 cable television systems serving 4,988 customers in 36 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and Onvoy (formerly MEANS).

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At September 30, 1999, Alliance, through its five local exchange telephone subsidiaries, provided telephone service to 28,561 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's 16 cable television systems provided cable television services to 7,964 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments  in  Midwest  Wireless  LLC,  Wireless  North  LLC  and  Onvoy,  own
marketable securities portfolios with investments in telecommunications providers like U.S. West Communications, Inc., MediaOne Group, Inc. and Rural Cellular Corporation, and have other investments.

Consolidated revenues increased 11% to $25,978,000. The revenue breakdown by operating group was as follows:

                                           Alliance                                    Hector
                                Nine Months Ended September 30           Nine Months Ended September 30
                                     1999                 1998                 1999                 1998
                              ------------          -----------          -----------          -----------
Local network                 $  3,178,637          $ 2,776,230          $ 1,245,686          $ 1,167,595
Network access                  11,400,648           10,161,677            3,431,807            3,127,289
Billing and collection             504,919              501,524              123,860              132,929
Nonregulated activities          2,724,965            2,825,657              510,375              371,653
Cable television                 1,761,172            1,172,688            1,095,683            1,062,356
                              ------------          -----------          -----------          -----------
                              $ 19,570,341          $17,437,776          $ 6,407,411          $ 5,861,822
                              ============          ===========          ===========          ===========

Consolidated local service revenues increased $480,000 or 12%. The increase was due to increases in access lines served, which increased to 35,745 and increased extended area service (EAS) revenues. Alliance's South Dakota exchanges added EAS to Sioux Falls in March 1999. Access line growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services, and the acquisition by Alliance of Felton Telephone Company effective March 31, 1998. Network access revenues increased $1,543,000 or 12%. The increase was chiefly due to increased use of the telephone network by customers and increased universal service support funds.

Nonregulated revenues increased $38,000 or 1%. Cable television revenues increased $622,000 or 28% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership in June 1998. Billing and collection revenues decreased $6,000.

Consolidated operating costs and expenses increased $1,745,000 or 12%. Costs and expenses by operating group were as follows:

                                             Alliance                                 Hector
                                Nine Months Ended September 30            Nine Months Ended September 30
                                     1999                 1998                 1999                 1998
                              ------------          ------------         ------------         ------------
Plant operations              $  2,042,503          $ 1,910,781          $   852,670          $   681,689
Depreciation and amortization    4,294,590            4,197,482            1,916,171            1,532,755
Customer operations              1,340,192            1,175,826              249,583              272,201
General and administrative       2,377,847            2,302,511            1,172,390            1,073,288
Other operating expenses         1,355,704              886,592            1,082,712              897,224
                              ------------          -----------          -----------          -----------
                              $ 11,410,836          $10,473,192          $ 5,273,526          $ 4,457,157
                              ============          ===========          ===========          ===========

Consolidated plant operations expenses increased $303,000 or 12%, due to increases in the Company's customer base and the acquisition of Felton. Depreciation and amortization increased $481,000 or 8% due to the acquisitions of Felton and the Spectrum cable television systems and increased depreciation on telephone switching equipment. Customer operations expenses increased $133,000, or 9% due largely to growth in the number of customers served. General and administrative expenses increased $174,000 or 5% due to the Company's expanded operations. Other operating expenses increased $655,000 or 37% due to increased cable television expenses from the Spectrum systems. Consolidated operating income increased $933,000 or 11%.

Interest expenses decreased $445,000 due to interest reductions on convertible debentures that were retired or converted into common stock. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt.

Alliance had gains on sales of marketable securities of $4,454,000 and $947,000 in 1999 and 1998, respectively. During the first nine months of 1999, Alliance sold 202,000 shares of Rural Cellular Corporation and 16,900 shares of MediaOne Group, Inc. in open market transactions. At September 30, 1999, Alliance still held a significant portfolio of marketable securities, including 135,000 shares of Rural Cellular Corporation. Investment income increased $193,000 due to investment of the proceeds from the marketable securities sales.

The Company had losses from other investments (principally partnership and LLC investments) of $78,000 for the 1999 period compared to income of $895,000 in 1998. Income from Midwest Wireless LLC was $1,182,000 compared to $1,196,000 in the 1998 period. Losses from the Company's Wireless North PCS investment totaled $1,237,000 compared to $772,000 in 1998. The Company and its fellow investors are seeking to sell or restructure Wireless North's business in order to reduce operating losses. 1998 income from the Sioux Falls, South Dakota MSA was $341,000. The Company sold its interest in the MSA in December 1998.

Income before income taxes increased 76% to $9,510,000. The Company's effective income tax rate of 43% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest increased 80% to $5,445,000. Minority interest on earnings of Alliance were $1,740,000 compared to $940,000 in 1998. Net income increased 78% to $3,706,000.

                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998

Consolidated revenues increased 11% to $8,935,000. The revenue breakdown by operating group was as follows:

                                             Alliance                                    Hector
                               Three Months Ended September 30            Three Months Ended September 30
                                     1999                 1998                 1999                 1998
                              ------------          -----------          -----------          -----------
Local network                 $  1,121,829            $ 991,742            $ 434,199            $ 402,745
Network access                   3,868,420            3,289,146            1,128,055            1,056,084
Billing and collection             168,654              190,807               42,970               45,126
Nonregulated activities            968,478              988,452              217,996              109,882
Cable television                   604,775              597,872              379,260              355,603
                              ------------          -----------          -----------          -----------
                              $  6,732,156          $ 6,058,019          $ 2,202,480          $ 1,969,440
                              ============          ===========          ===========          ===========

Consolidated local service revenues increased $162,000 or 12%. The increase was due to increases in access lines served and increased extended area service revenues (EAS). Network access revenues increased $651,000 or 15%. The increase was chiefly due to increased intrastate access revenues caused by increased use of the telephone network by customers.

Nonregulated revenues increased $88,000 or 8%. Cable television revenues increased $31,000 or 3% due to small rate increases in some of HCC's cable systems. Billing and collection revenues decreased $24,000.

Consolidated operating costs and expenses increased $770,000 or 15%. Costs and expenses by operating group were as follows:

                                           Alliance                                   Hector
                               Three Months Ended September 30            Three Months Ended September 30
                                     1999                 1998                 1999                 1998
                              ------------          -----------          -----------          -----------
Plant operations              $    440,703          $   457,454          $   300,944          $   222,534
Depreciation and amortization    1,470,969            1,462,931              700,413              510,895
Customer operations                494,347              422,524               94,920               86,026
General and administrative         788,480              821,386              417,899              355,398
Other operating expenses           647,635              354,442              457,797              341,575
                              ------------          -----------          -----------          -----------
                              $  3,842,134          $ 3,518,737          $ 1,971,973          $ 1,516,428
                              ============          ===========          ===========          ===========

Consolidated plant operations expenses increased $62,000 or 9%, due to increases in the Company's customer base. Depreciation and amortization increased $198,000 or 10% due to increased depreciation on telephone switching equipment. Customer operations expenses increased $72,000, or 14% due largely to growth in the number of customers served. General and administrative expenses increased $30,000, or 3%. Other operating expenses increased $409,000 or 59% due to increased cable television operating expenses and increased expenses for other nonregulated service offerings. Consolidated operating income increased $137,000 or 5%.

Interest expenses decreased $374,000. The decrease was due to interest reductions on convertible debentures that were retired or converted into common stock. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt.

Alliance had gains on sales of marketable securities of $3,472,000 and $518,000 in the 1999 and 1998 periods, respectively. During the 1999 three months, Alliance sold 174,000 shares of Rural Cellular Corporation in open market transactions. Investment income increased $252,000 in the 1999 period due to investment of the proceeds from the marketable securities sales.

The Company had income from other investments (principally partnership and LLC investments) of $141,000 for the 1999 period compared to income of $390,000 in 1998. Income from Midwest Wireless LLC was $501,000 compared to $486,000 in the 1998 period. Losses from the Company's Wireless North PCS investment totaled $429,000 compared to $302,000 in 1998. The Company and its fellow investors are seeking to sell or restructure Wireless North's business in order to reduce operating losses. 1998 income from the Sioux Falls, South Dakota MSA was $100,000. The Company sold its interest in the MSA in December 1998.

Income before income taxes increased $3,469,000, or 155%. Income before minority interest increased $2,026,000 or 161% to $3,285,000. Minority interest on earnings of Alliance were $1,053,000 compared to $385,000 in 1998. Net income increased 155% to $2,232,000.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the nine-month periods were $6,107,000 and $5,934,000 in 1999 and 1998, respectively. The increase in operating cash flow was due to increased operating income and increased noncash expenses which offset increases in accounts receivable, increased inventories of construction materials and decreased deferred income taxes. At September 30, 1999, the Company's cash, cash equivalents, temporary cash investments and marketable securities totaled $27,324,000 compared to $23,241,000 at December 31, 1998. Alliance's cash and securities were $22,748,000 of this total. Working capital at September 30, 1999 was $12,513,000 compared to $6,554,000 at December 31, 1998. The current ratio was 2.1 to 1 at September 30, 1999.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 1999 and 1998 nine-month periods were $2,179,000 and $1,537,000, respectively. Alliance's plant additions in the same periods were $3,447,000 and $5,217,000, respectively. Plant additions for 1999 for Hector and Alliance are expected to total $2,737,000 and $3,745,000, respectively, and will provide customers with additional advanced switching services, upgrade the telephone switching system to Year 2000 compliance and expand usage of high capacity fiber optics in the telephone network.

Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. The market value of Alliance's marketable securities portfolio has risen dramatically in 1999. In the 1999 period, Alliance sold of a portion of its investment in MediaOne Group, Inc and Rural Cellular Corp for $7,592,000. Alliance's proceeds from sales of marketable securities were $1,802,000 in the 1998 period. Alliance's remaining marketable securities portfolio is still very valuable (worth at $10,266,000 at September 30, 1999 compared to $8,418,000 at December 31, 1998) and consists primarily of shares of Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc.

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems are in start-up mode and have incurred significant losses to date. The Company and its fellow investors are restructuring Wireless North's business plans with the goal of reducing operating losses and are seeking investors to either buy or invest capital in the operation. The Company invested cash of $761,000 in Wireless North in 1998 and an additional $826,000 in the first nine months of 1999. Cash investments in Wireless North in 1997 and 1996 totaled $510,000. The Company has also guaranteed $1,373,000 of Wireless North's debt. The Company cannot predict how much additional funding Wireless North might need beyond amounts already invested. The Company continues to maintain its ownership in cellular telephone systems through its 10.7% interest in Midwest Wireless LLC. In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA.

The Company continues to carry a significant amount of debt associated with Alliance's 1996 acquisition of Ollig Utilities Company. HCC owns 68% of Alliance with the remaining interest owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota. To finance its equity investment in Alliance, HCC borrowed $6,000,000 from St. Paul Bank (since refinanced through Rural Telephone Finance Cooperative) and used part of the proceeds from its 1995 convertible debenture offering. The Company called some of the outstanding debentures in 1998. The remaining debentures were called June 25, 1999. As a result of this call debentures totaling $6,493,000 were converted into common stock and $1,455,000 of debentures were redeemed for cash.

Alliance financed the acquisition of Ollig using the combined equity investments of its shareholders and $55,250,000 of long-term debt financing provided by St. Paul Bank for Cooperatives ("St. Paul Bank"). St. Paul Bank merged with CoBank, ACB effective in July, 1999. Interest rates on this debt have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at September 30, 1999 was $48,264,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. The Company accrued for a patronage refund in the 1998 period, but has not done so in 1999.

The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to finance their plant additions. Proceeds from long-term borrowings from RUS and RTB were $3,993,000 in the first nine months of 1999. Substantially all of the assets of the LEC subsidiaries are pledged or are subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid to the Company by the LEC subsidiaries is limited by covenants in the mortgages. At September 30, 1999 unadvanced loan commitments from the RUS and RTB to the LEC subsidiaries totaled $13,559,000.

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

The Company's survey determined that the switching equipment used in its local telephone exchanges to connect customer calls and record telephone usage was not Year 2000 compliant. If not corrected, this could interrupt telephone services for customers, interrupt connections between the Company's telephone systems and the national and worldwide telephone networks, and make the Company unable to accurately bill customers for telephone usage. The Company's systems may also be vulnerable to Year 2000 problems in other telephone networks with which it interconnects. The Company cannot estimate what its liability to customers and regulators might be if it is unable to provide telephone services due to Year 2000 problems.

The Company relies on switching equipment and software provided by Nortel, Inc. and does not itself have the technical expertise required to make all the necessary hardware and software corrections required to bring its systems into Year 2000 compliance. It has contracted with Nortel, Inc. to upgrade its equipment to Year 2000 compliance. It is the Company's understanding that Nortel, Inc. has completed testing of the new software and hardware and that no additional action related to this problem will be required after installation is complete. Estimated cost is $658,000. The Company began upgrading its central office equipment and related software to Year 2000 compliance in the third quarter of 1998. Installation of all the new hardware was completed in July 1999. Testing of software interconnections has been successfully completed. However, these tests cannot completely duplicate the real world's communications environment, so undiscovered problems could still remain.

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

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: changes in government rules and regulations, new technological developments, and other risks involving the telecommunications industry generally.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable
----------------------------

Item 6(a).  Exhibit
-------------------
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.


Item 6(b).  Exhibits and Reports on Form 8-K.
---------------------------------------------
On August 9,  1999,  the  Company  filed a Form 8-K  related  to  adoption  of a
Shareholder   Rights  Plan   designed  to  ensure  that  all  of  the  Company's
shareholders receive fair and equal treatment in the event of any proposal to acquire the Company.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                              By /s/Charles A. Braun
                                              ----------------------------------
                                              Charles A. Braun
                                              Chief Financial Officer

Date:  November 12, 1999



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                 Three Months Ended Sept 30          Nine Months Ended Sept 30
                                                              ------------------------------        --------------------------
Basic:                                                              1999               1998              1999               1998
-------                                                       -----------         ----------       -----------        -----------

Net income                                                    $ 2,231,825         $  874,485       $ 3,705,919        $ 2,086,566
                                                              ===========         ==========       ===========        ===========

Common shares:

  Weighted average number of common shares outstanding          3,439,952          2,586,476         2,945,669          2,315,763
  Number of unallocated shares held by ESOP                                           (6,042)                              (6,042)
                                                              -----------         ----------       -----------        -----------
                                                                3,439,952          2,580,434         2,945,669          2,309,721
                                                              ===========         ==========       ===========        ===========

Net income per common share                                   $       .65         $      .34       $      1.26        $       .90
                                                              ===========         ==========       ===========        ===========

Diluted:
-------------

Net income                                                    $ 2,231,825          $ 874,485       $ 3,705,919        $ 2,086,566
Interest on convertible debentures                                                   186,135           327,811            704,573
Amortization of debenture issue costs                                                 38,912           115,160            132,482
Income tax effect                                                                    (90,019)         (177,188)          (334,822)
                                                              -----------         ----------       -----------        -----------
  Adjusted net income                                         $ 2,231,825         $1,009,513       $ 3,971,702        $ 2,588,799
                                                              ===========         ==========       ===========        ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding          3,439,952          2,586,476         2,945,669          2,315,763
  Assumed conversion of convertible
    debentures into common stock                                                     894,150           576,448            894,150
  Dilutive effect of convertible preferred shares outstanding     340,648            342,800           341,807            356,256
  Dilutive effect of stock options outstanding after
     application of treasury stock method                          93,057             41,868            56,347             52,921
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                 1,522              4,379                                5,302
  Dilutive effect of warrants outstanding                          31,387              9,162            16,276             16,781
  Weighted average number of
    unallocated shares held by ESOP                                                   (6,042)                              (6,042)
                                                              -----------         ----------       -----------        -----------
                                                                3,906,566          3,872,793         3,936,547          3,635,131
                                                              ===========         ==========       ===========        ===========

Diluted net income per share                                  $       .57         $      .26       $      1.01        $       .71
                                                              ===========         ==========       ===========        ===========