Form 10-K
period 1999-12-31
HECTOR COMMUNICATIONS CORP
filed 2000-03-29
CIK 863437

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

                   For the fiscal year ended December 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

          Minnesota                                              41-1666660
--------------------------------                            -------------------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $40,992,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 17, 2000.

As of March 17, 2000 there were outstanding 3,555,454 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

     Item                                                              Page

                                     PART I

1.       Business                                                        3
2.       Properties                                                     14
3.       Legal Proceedings                                              14
4.       Submission of Matters to a Vote of Security Holders            14



                                     PART II

5.       Market for Company's Common Equity and Related
           Stockholder Matters                                          15
6.       Selected Financial Data                                        16
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          17
8.       Financial Statements and Supplementary Data                    26
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          42



                                    PART III

10.      Directors and Executive Officers of the Registrant             43
11.      Executive Compensation                                         43
12.      Security Ownership of Certain Beneficial
            Owners and Management                                       43
13.      Certain Relationships and Related Transactions                 43



                                     PART IV

14.      Exhibits, Financial Statement Schedule and

            Reports on Form 8-K                                         44

                                     PART I.

ITEM 1.  BUSINESS

[a]    GENERAL DEVELOPMENT OF BUSINESS

       Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

       HCC  operates  five  wholly-owned  local  exchange  company  subsidiaries
(generally referred to as "local exchange carriers" or "LECs") which served 7,200 access lines in 9 rural communities in Minnesota and Wisconsin at December 31, 1999. HCC, through its subsidiaries, also provides cable television service to 4,900 subscribers in Minnesota and Wisconsin.

       HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates five additional LEC subsidiaries which served 28,600 access lines in 26 rural communities in Minnesota, Iowa, North Dakota and South Dakota at December 31, 1999. Alliance, through its subsidiaries, also served 8,200 cable television subscribers in Minnesota, North Dakota and South Dakota. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its wholly-owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in Note 11 to the financial statements found under Item 8 of this report.

[c]    NARRATIVE DESCRIPTION OF BUSINESS

(1)    Telephone

       The Company's LEC subsidiaries provide basic local telephone services to 35,867 residential and business customers in Minnesota, Wisconsin, South Dakota, North Dakota and Iowa. Basic local service enables customers to originate and receive telephone calls within a defined exchange area. Approximately 81% of the Company's customers are residential and approximately 19% are businesses. Most customers pay a fixed monthly fee for service.

       The following chart presents the number of access lines served by the Company's LEC subsidiaries at December 31, 1999, 1998 and 1997:


                                                                                Access Lines*
                                                              --------------------------------------------------
                                                                                 December 31
                                                              --------------------------------------------------
                                                                   1999               1998                1997
                                                              -----------         ----------        ------------
Hector Communications Corporation:
       Arrowhead Communications Corporation                         817                780                 749
       Eagle Valley Telephone Company                               734                676                 685
       Granada Telephone Company                                    289                274                 275
       Pine Island Telephone Company                              3,154              3,019               2,919
       Indianhead Telephone Company                               2,234              2,109               2,076
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     12,967             12,675              12,023
       Sleepy Eye Telephone Company                               6,467              6,197               5,998
       Sioux Valley Telephone Company                             5,756              5,679               5,457
       Hills Telephone Company                                    2,706              2,618               2,545
       Felton Telephone Company                                     743                735
                                                              -----------         ----------          ----------
                                                                 35,867             34,762              32,727
                                                              ===========         ==========          ==========

* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

       The Company maintains a local presence in each of its LEC subsidiaries. The Company provides its LEC subsidiaries with various services, including finance, accounting and treasury services, marketing, customer service, purchasing, engineering and construction, customer billing, rate administration, credit and collection, and development of administrative and procedural practices.

       The Company's LEC subsidiaries also provide network access services, which allow customers to originate and terminate long distance calls. Long distance calls typically involve more than one company in providing service on an end-to-end basis. Because long distance calls usually are billed to the customer originating the call, mechanisms are required to compensate each company providing services to complete the call. In the case of interstate calls, access revenues are determined according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"), a not-for-profit membership corporation of local exchange carriers. Interstate access revenues are received from NECA, which collects payments from long distance service providers (also referred to as interexchange carriers or "IXCs") and distributes payments to the member LECs. In the case of intrastate calls, access revenues are determined by state regulatory agencies. A portion of the Company's access revenues is received from universal service funds based upon the high cost of providing service to rural areas. Interstate universal service fund support accounted for $1,040,000, $951,000 and $656,000 of the Company's network access revenues in 1999, 1998 and 1997, respectively. A small portion of access revenues are derived from subscriber line fees determined by the FCC and billed directly to customers.

       The Company's LEC subsidiaries offer their customers a number of enhanced telecommunications services, including custom calling features like call waiting, caller identification and voice mail. Charges for custom calling services are generally billed monthly together with the customers' local service bill. Internet access is also available, through local dial-up telephone numbers, to all of the Company's local service customers. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in many of the Company's service areas.

(2)    Cable Television

       The Company, through its cable television and LEC subsidiaries, owns and operates 46 cable television systems serving 13,100 subscribers in Minnesota, North Dakota, South Dakota and Wisconsin. Cable television revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $14.95 to $26.28 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $6.95 to $10.95 per month per channel. Approximately one-third of the Company's cable television customers subscribe to a premium channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

(3)    Investments

Wireless Telephone Services

       The Company is the largest shareholder of Midwest Wireless Communications, LLC, with a 10.69% ownership stake. Midwest Wireless serves five rural service areas and one metropolitan service area in southern Minnesota. Population of the service area is approximately 950,000. Midwest Wireless offers complete wireless service, including custom calling features, facsimile and data transmission and presently serves more than 100,000 customers. Midwest Wireless is acquiring additional wireless operations in Wisconsin and Iowa. When completed, these acquisitions would significantly increase Midwest Wireless' service area, but would reduce the Company's percentage ownership of the operation. The Company accounts for its investment in Midwest Wireless using the equity method. Income recognized was $1,481,000, $1,508,000, and $1,210,000 in 1999, 1998 and 1997, respectively.

         The Company owns 13.36% of Wireless North, which provides personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North has secured FCC licenses to provide PCS services in 13 basic trading areas in these states, encompassing 110,000 square miles and a population of 2.4 million. Wireless North is in its start-up phase, and is building infrastructure in four markets, where it presently serves 7,800 customers. Its operations have not been profitable to date. Losses recorded by the Company on this investment were $1,597,000, $1,066,000 and $435,000 in 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had invested $2,303,000 of cash and had outstanding loan guarantees of $1,373,000 in Wireless North.

         The  Company  has  had  a  significant  investment  in  Rural  Cellular
Corporation ("RCC"), a publicly traded company providing cellular telephone services in Minnesota and New England. The Company obtained its investment in RCC through its ownership interests in the RSAs serving northern Minnesota and through the acquisitions of Ollig Utilities Company and Felton Telephone Company. Company sales of RCC stock were 326,707 shares, 40,000 shares, and 161,469 shares in 1999, 1998 and 1997, respectively. Gains on sales of these securities were $11,600,000, $179,000, and $1,464,000 in 1999, 1998 and 1997,
respectively. At December 31, 1999, the Company owned approximately 10,700 shares of RCC's common stock.

         In December, 1998, an Alliance subsidiary sold its interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA. Proceeds from the sale were $6,725,000. Gain on the sale was $4,817,000. Income recognized from the Company's investment in this partnership was $334,000 and $377,000 in 1998 and 1997, respectively.

Onvoy, Inc.

         The Company has a $1,276,000 investment in the common stock of Onvoy, Inc. (formerly MEANS, or Minnesota Equal Access Network Services). Onvoy, Inc., a privately held company, is a competing local exchange carrier ("CLEC") that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas. Onvoy, Inc. is also Minnesota's largest Internet service provider and is a leading provider of long distance, video- conferencing and high-speed data networking services. It serves the majority of small-to-medium sized businesses and Minnesota based Fortune 500 companies, most of the state's higher education institutions, nearly all of the state's K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and more than two-thirds of the state's independent local telephone companies.

Fiber Optic Transport Facilities

         The Company has invested approximately $1 million in five companies that build and lease fiber optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Through these investments, the Company owns pieces of fiber routes serving the Twin Cities, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks, and extending into Iowa and Wisconsin.

Marketable Securities

       Through its acquisitions of Ollig Utilities Company and Felton Telephone Company, and due to the success of the Company's investments in telecommunications ventures that were ultimately sold to the public, the Company has acquired a portfolio of marketable securities. In addition to its holdings in Rural Cellular Corporation, the Company presently has significant investments in mutual funds, USWest Communications and Illuminet Holdings, Inc.

Bank Stocks

       As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $4,644,000 and $4,365,000 at December 31, 1999 and 1998, respectively.

Other Investments

       The Company has a small ownership interest in South Dakota Network Services and Iowa Network Services, each of which provide integrated voice, data and network services within their respective states. The Company is also an investor in Fibercom LLC, a CLEC that has been established to provide local communications services to business customers in the Sioux City, Iowa area.

(4)    Competition

Telephone

       LECs may be subject to many forms of competition. Among potential competitors are:

   - Facilities-based competition from providers with their own local service network;
   - Resale competition from resale interconnection (providers who purchase local services from the LEC at wholesale rates and resell the services to their customers);

   - Competition from unbundled network element interconnection (providers who lease some of the network elements from the LEC) - Wireless providers who may charge a competitive fee for services that could compete with wireline based local service.

       Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets. Competition from resale interconnection or unbundled network element interconnection is more likely. Under the Telecommunications Act of 1996, the Company's LECs are not currently required to lease facilities to competitors seeking to interconnect with our network. However, there is no assurance that Congress may not require interconnection in the future.

       Wireless telephone service is currently seen as a complementary service to traditional wireline based local service. Wireless service does directly compete with traditional local service among certain classes of customers, principally customers with seasonal or lake homes. Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also lead to greater competition for traditional local services.

       LECs are increasingly subject to competition from competing access providers ("CAPs") which construct, modify or lease facilities that enable high volume long distance users to bypass the local telephone network. Cable television companies may also be able to modify their networks to carry telephone messages that bypass the local telephone network. The Company believes its LEC subsidiaries have experienced only a small loss of traffic due to bypass.

Cable Television

       In addition to competition from off-air television, other technologies also supply services that compete with cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). Cable television also competes for customers in local markets with providers of other forms of entertainment, news and information. These competitors include radio, newspapers, magazines, motion picture theaters, video cassettes and Internet service providers.

       All of the Company's cable television franchises are non-exclusive. The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems. The Company competes with a municipally owned cable system in one community it serves. The degree of competition from other cable providers will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs' networks. Competition will be based upon product, service quality, breadth of services offered and, to a lesser extent, on price.

       Maintaining and expanding the Company's cable television subscriber base depends on numerous factors, including the quality and quantity of signals available from "off-air" television stations, demand for satellite and premium television channels and average household income in the cable service area. Promotional efforts for cable television include telephone and door-to-door selling and local media advertising.

(5)    Regulation

       The Company's LECs and cable television systems are subject to federal, state and local regulation. The Communications Act of 1934 and the Telecommunications Act of 1996 govern Federal regulations. Under these federal statutes, the FCC exercises jurisdiction over all interstate telecommunications activities. Intrastate activities are governed by rules and regulations set by the respective state public utility commissions.

Federal Regulations

       Under federal regulations, incumbent local exchange carriers ("ILECs") are required to comply with the Communications Act of 1934 and rules issued by the FCC. While the Telecommunications Act of 1996 amended the earlier law to reduce regulatory burdens and promote competition, ILECs remain subject to extensive regulatory requirements. ILECs are required to maintain accounting records according to Uniform System of Accounts, to structure access charges according to FCC rules and to reflect their charges for interstate services at a rate of return prescribed by the FCC. The FCC also regulates transfer of control and assignments of operating authorizations and construction licenses. The FCC requires carriers providing access services to file tariffs with the FCC reflecting rates, terms and conditions of the services. Tariffs filed are subject to review and potential objection by third parties.

Regulation of Cost Recovery and Nonregulated Revenue Allocation

       As a regulated common carrier, the Company's LEC subsidiaries can set maximum rates at a level that allows recovery of reasonable costs incurred to provide regulated service and earns a reasonable return on the investment required to provide these services.

Costs are recovered through:

   - Monthly charges to end users for basic local telephone services and enhanced services;

   - Access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls; and

   - Payments from the federal Universal Service Fund and the state universal service funds (where applicable) that offset the high cost of providing service in certain rural markets.

       Rates for regulated services and the amount of universal service fund support are set forth by the FCC with respect to interstate services and by state regulatory agencies with respect to intrastate services.

       In conjunction with the recovery of costs and establishment of rates, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services. After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs among its various local exchange and interstate and intrastate interexchange services and between state and federal jurisdictions. Allocating costs is complicated because the same pieces of a LEC's plant and equipment are utilized for different services, such as local telephone and interstate and intrastate access services. The allocation process is called "separation" and is governed primarily by FCC regulations. The purpose of separation is to determine how a carrier's expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to change or eliminate this process. Any change in separation rules by the FCC could reduce or increase the LEC's revenues.

 Interstate End-User Rates

       The part of the local telephone network running from the switching facility to the customer is called the "local loop." Costs to construct, operate and maintain the loop are among the most significant costs incurred by a local exchange carrier. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to interstate jurisdiction directly from end-users through the assessment of a subscriber line charge. The remaining portions of the interstate local loop costs are recovered from interstate access charges to interexchange carriers.

       Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas. Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services. Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. Funds from the federal Universal Service Fund are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules.

Interstate Access Rates

       Interstate access rates are developed on the basis of a LEC's measurement of its interstate costs to provide access service to IXCs divided by its projected demand for service. The resulting rates are published in the LEC's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

       The FCC recognized that the rate making and tariff filing process is administratively burdensome for small local exchange carriers. In 1983, the FCC established the National Exchange Carriers Association ("NECA") to develop and administer interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data provided by participating local exchange carriers and blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants.

       Individual LECs are likely to have service costs that differ from the revenues generated by applying the overall NECA tariff rates. To allow for this, revenues generated by participating LECs are pooled and redistributed on the basis of each individual company's costs. This process eliminates the burden of individual tariff filing and produces a system in which small companies can share and spread risk. For example, if a small local exchange carrier filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the local exchange carrier could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

       NECA operates separate pools for traffic sensitive costs (primarily switching costs) and non-traffic sensitive costs (primarily loop costs). LECs can choose to develop and administer their own interstate access charges and not participate in the NECA pools. All but one of HCC's LECs participates in the traffic sensitive NECA pools. All of HCC's LECs participate in the non-traffic sensitive NECA pools.

       The FCC is reviewing its rates and policies governing interstate access and the rate of return applicable to incumbent local exchange carriers who are subject to rate-of-return, rather than price cap, regulation. The outcome of this review could directly affect HCC's earnings. The outcome of this proceeding cannot be predicted at this time.

The Telecommunications Act

       The Telecommunications Act was enacted to promote competition without jeopardizing the availability of nationwide universal service at affordable rates. These two objectives have resulted in a complex set of rules intended to promote competitive entry in the provision of local telephone services, except where entry would adversely effect the provision of universal service or the public interest.

   -   Promotion of Local Service Competition and the Rural Exemptions

       The Telecommunications Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition the Telecommunications Act established new interconnection rules, generally requiring local exchange carriers to allow competing carriers to interconnect with their local networks. Congress recognized, however, that the desire to promote competition conflicted with the ability of some existing LECs to provide universal service to high cost customers. Congress exempted these LECs (classified as "Rural Telephone Companies") from interconnection requirements until the continuation of the exemption was no longer required by the public interest, as defined in the Telecommunications Act.

       Under the Telecommunications Act, all local exchange carriers, including both incumbent local exchange carriers and new competitive carriers, are required to:

      - Offer reasonable and nondiscriminatory resale of their telecommunications services,

      - Ensure that customers can keep their telephone numbers when changing carriers,

      - Ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing,

      -  Ensure access to telephone poles, ducts, conduits and rights of way and

      - Compensate competitors for the costs of terminating traffic.

       The   Telecommunications  Act  also  requires  incumbent  local  exchange carriers to:

      - Negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a bona fide request for same,

      -  Interconnect   their  facilities  and  equipment  with  any  requesting
         telecommunications carrier at any technically feasible point,

      - Unbundle and provide nondiscriminatory access to unbundled network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions,

      - Offer resale interconnection at wholesale rates,

      - Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier's facilities or in the information necessary for interoperability and

      - Provide for the physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent local exchange carrier, at rates, terms an conditions that are just, reasonable and nondiscriminatory.

       In order to implement interconnection requirements, local exchange carriers generally enter into negotiated interconnection arrangements with competing carriers. Local exchange carriers may also offer interconnection tariffs, available to all competitors.

       Competitors are required to compensate a local exchange carrier for the cost of providing interconnection services. In the case of resale interconnection, the rules provide that the rates charged should be on a wholesale basis and reflect the current retail rates of the incumbent local exchange carrier, excluding the portion of costs avoided by the incumbent local exchange carrier. In the case of unbundled network element interconnection, rates are based on costing methodologies that employ a forward-looking economic cost pricing methodology known as total element long run incremental cost. The Telecommunications Act specifies that resale and unbundled network element rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory authority. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

       HCC's LEC subsidiaries are defined as "rural telephone companies" under the Telecommunications Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and unbundled network element interconnections. The rural exemptions are continued until regulatory authorities determine that interconnection is technically feasible, not unduly economically burdensome and consistent with the Telecommunications Act's universal service provisions.

       - Promotion of Universal Service

       While the Telecommunications Act promoted Congress' policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the Telecommunications Act altered the framework for providing universal service by:

      - Providing for the identification of those services eligible for universal service support,

      -  Requiring the FCC to make implicit subsidies explicit,

      - Expanding the types of communications carriers required to pay universal service support and

      - Allowing competitive local exchange carriers to be eligible for funding.

       These and other provisions were intended to make provision of universal service support compatible with a competitive market.

       Pursuant to the Telecommunications Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural LECs, the Telecommunications Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional eligible telecommunications carrier will serve the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. HCC's rural LEC subsidiaries are currently the sole designated eligible telecommunications carriers in their respective service areas. The addition of a second eligible telecommunications carrier in these service areas could have the effect of reducing the amount of funds available to HCC's LECs from the federal Universal Service Fund. Such a reduction could materially adversely affect HCC's ability to achieve a reasonable rate of return on the capital invested in its network.

       In May 1997, the FCC implemented new rules for interstate universal service support. The new rules provide for separate federal Universal Service Fund programs for rural and non-rural telephone companies. The new rules for non-rural companies base support upon "forward-looking costs" derived from cost proxy models. It is uncertain whether these models will fully compensate local exchange carriers for the cost of providing local service in high-cost areas. The FCC set the implementation date for the new system as January 1, 1999, which was postponed to January 1, 2000 for non-rural telephone companies. The FCC has established a Rural Task Force, which will investigate how to adapt the proxy cost models approved for larger carriers for rural telephone companies. The FCC has indicated that it will not implement a new system for application to rural telephone companies for an additional three years after the first step implementation, or at least until January 1, 2001. In the interim, support mechanisms for rural carriers remain unchanged. The FCC continues to refine the cost proxy models to be applied to non-rural telephone companies.

State Regulation of Rural LECs

       HCC's LEC subsidiaries are subject to regulation by Minnesota, South Dakota, Iowa and Wisconsin regulatory agencies with respect to:

      o  Intrastate toll rates,
       o Intrastate access charges billed to intrastate IXCs, o Service areas, o Service standards, o Accounting and related matters, and o The use of radio frequencies in telephone operations

       In some cases state regulations also apply to local service rates, rate of return, depreciation rates, construction plans and borrowings, and certain other financial transactions.

       Local service rates are not directly determined by regulatory authorities, but are limited by regulation of these other areas. The Company has sought appropriate increases in local and other service rates and approval for changes in rate structures necessary to achieve reasonable rates and earnings.

       The bulk of the Company's access lines are located in Minnesota. A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. Companies choosing alternative regulation agree not to increase rates for two years, other than in extraordinary circumstances. These companies are not subject to rate of return review by the Public Utilities Commission for the same two years. All of HCC's Minnesota-based LEC subsidiaries elected alternative rate regulation election effective January 1, 1996. Local rate increases after January 1, 1998 are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review.

       Where applicable, our HCC's LECs also participate in intrastate access tariffs approved by state regulatory authorities for intrastate intra-LATA (Local Access Transport Area) and inter-LATA services. These intrastate arrangements are intended to compensate LECs for the costs, including a fair rate of return, of facilities provided in originating and terminating intrastate long distance services.

Cable Television System Regulation

       The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Municipalities and other state and local government authorities also regulate cable television systems. FCC regulations contain many detailed provisions including:

   - "Must carry" rules regarding the broadcast television and translator signals that must be included in channel offerings to subscribers,

   - Exclusivity provisions which require the deletion of certain programming carried by out-of-area stations where it would duplicate programming carried by local stations,

   - Technical standards and performance testing requirements, and - Franchise fees applicable to state and local cable television franchises.

Thus far, HCC's cable systems have not experienced any difficulty in complying with the FCC rules.

       In Minnesota, the award of cable franchises and certain aspects of cable operations are subject to rules of the Minnesota Cable Communications Board. Cable television systems are operated under 15 year, non-exclusive franchises granted by local government authorities. Franchises contain many conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to subscribers for basic service, the number of channels offered and the types of programming. HCC does not anticipate difficulty in obtaining renewal of its franchises at the expiration of their current terms.

       The regulation of cable television at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues in the context of legislative proposals for new laws and the adoption or deletion of administrative regulations and policies. The Company anticipates further material developments in these areas, but cannot anticipate their direction and impact on its cable television operations.

(6)      Business Strategy

       The   Company   is   focused   on   business   opportunities   in   rural
telecommunications. Its three-part strategy is to:

   -  Expand  its  existing   operations   through   internal  growth  -  Pursue
   acquisitions of attractive properties, particularly the

        acquisition  of  additional   rural   telephone   exchanges  and  cable
        television properties.
   - Participate in opportunities afforded by new telecommunications technologies

       Future growth in existing telephone and cable operations is expected to come from providing service to new or presently unserved homes and businesses, from sales of enhanced services to existing customers and from providing new services made possible by improvements in technology.

       The Company continually assesses acquisition opportunities. Competition to acquire attractive telephone or cable television properties is intense.
Acquisitions of rural telephone exchanges are subject to the approval of regulatory agencies in some states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The Company will aggressively pursue acquisitions of telephone exchanges, but there is no assurance that acquisitions can be made on acceptable terms or that regulatory approval, where required, will be received.

       The Company has aggressively invested in new telecommunications technologies, primarily through investments in partnerships and limited liability  companies.  The  Company  has  substantial  investments  in  wireless communications companies, fiber optic transport groups, CLECs and Internet service providers. The Company intends to pursue additional investment opportunities in the future.

(7)    Employees

       At March 1, 2000, the Company had 159 full-time and part-time employees, of which 108 employees work in the Alliance operations and 51 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(8)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 2000 were as follows:

       Name                       Age                 Position

       Curtis A. Sampson           66      Chairman of the Board and Chief
                                             Executive Officer

       Steven H. Sjogren           57      President and Chief Operating Officer

       Paul N. Hanson              53      Vice President and Treasurer

       Charles A. Braun            42      Chief Financial Officer


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

[d]    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
       EXPORT SALES

       Not Applicable.

ITEM 2.   PROPERTIES

       The Company's telephone property consists mainly of central office switching equipment, the land and buildings in which the equipment is housed, and connecting lines consisting of aerial and underground cable, conduit, and poles and wires which connect customers' premises with central offices. Connecting lines are generally located under or above public rights of way or land owned, for the most part, by others, pursuant to consents of various governmental bodies or private leases, permits, easements, agreements or licenses. The Company also owns customer-leased telephones and related terminal equipment and a small amount of connecting lines that are located on customers' premises.

       The connecting lines constitute approximately 56% of the Company's telephone property in service. Central office switching equipment represents approximately 33%. Telephones and related equipment constitute approximately 1%. Land, buildings, data processing equipment, service vehicles and construction equipment constitute the remaining 10%. The Company owns substantially all the land and buildings in which its central office equipment is located. HCC's principal general offices, administrative services department and business office are located in Hector, Minnesota and leased to HCC from CSI. Alliance owns the building in Ada, Minnesota where its general offices are located.

       The physical assets of the Company's cable television systems consist of signal reception equipment and distribution electronics and cables. The receiving equipment is comprised of a tower and antennas for reception of broadcast television signals and one or more satellite dishes for reception of satellite signals. The Company owns or leases the land on which the towers for its cable systems and the buildings containing other receiving equipment are located. Pole attachment space is leased from utilities serving the community.

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

       The table below presents the range of high and low trading prices for the Company's stock for each period as reported by the respective exchanges.

                               1999                               1998
                    ------------------------          --------------------------
Quarter                High              Low              High               Low

First               $  9.63          $  8.06           $ 12.63           $  9.00
Second                11.13             8.00             12.25             10.50
Third                 14.88            10.00             11.25              7.75
Fourth                17.25            12.00              9.00              7.38

[b]    HOLDERS

         At  March  1,  2000  there  were  565   holders  of  record  of  Hector
Communications Corporation common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                      Year Ended December 31
                                                                    ------------------------------------------------------------
                                                                           1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 34,117    $ 31,839    $ 28,866    $ 20,658     $ 5,844
Costs and Expenses                                                       23,063      21,192      19,113      14,066       4,992
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         11,054      10,647       9,753       6,592         852
Other Income (Expenses), net                                              7,401         (40)     (3,367)     (3,518)       (980)
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                        18,455      10,606       6,386       3,074        (128)
Income Tax Expense (Benefit)                                              7,513       4,949       2,867       1,540         (51)
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Minority Interest                                   10,942       5,657       3,519       1,534         (77)
Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                          3,463       1,747         798         325
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                      $  7,479    $  3,910    $  2,721    $  1,209     $   (77)
================================================================================================================================

Basic Net Income (Loss) Per Common Share                               $   2.42    $   1.63    $   1.44    $    .65     $  (.04)
Diluted Net Income (Loss) Per Common Share                             $   1.96    $   1.15    $    .93    $    .53     $  (.04)

Average Shares Outstanding:
  Common shares only                                                      3,095       2,403       1,893       1,870       1,866
  Common and potential common shares                                      3,945       3,937       3,732       3,694       1,866
================================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $ 18,736    $  6,554    $  8,504    $  1,307     $ 9,679
Property, Plant and Equipment, net                                       51,410      50,810      45,927      47,039      14,609
Excess of Cost Over Net Assets Acquired, net                             51,405      53,004      51,170      52,510         907
Total Assets                                                            166,797     150,680     139,291     137,348      33,518
Long-Term Debt                                                           86,282      94,232      97,793      96,127      22,096
Stockholders' Equity                                                     39,982      22,720      14,447       9,946       8,134
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


ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Hector Communications Corporation ("HCC") owns a 100% interest in five LEC subsidiaries and one cable television subsidiary. At December 31, 1999, these subsidiaries provided telephone service to 7,228 customers in 9 rural communities in Minnesota and Wisconsin. They also owned cable television systems serving 4,934 customers in Minnesota and Wisconsin. HCC's 100%-owned subsidiaries also have substantial investments in other telecommunications ventures, including, Midwest Wireless Communications, LLC, Wireless North LLC and Onvoy, Inc..

       HCC also owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At December 31, 1999, Alliance, through its five LEC subsidiaries, provided telephone service to 28,639 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's subsidiaries also provided cable television services to 8,186 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless Communications, LLC, Wireless North LLC and Onvoy, Inc., own marketable securities portfolios with investments in telecommunications providers like U.S. West Communications, Inc., Illuminet Holdings, Inc. and Rural Cellular Corporation, and have other investments. The minority interest in Alliance is owned by Golden West Telecommunications Cooperative and Split Rock Telecom Cooperative.

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

       Access revenues are received by LECs for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs"). These services enable IXCs to provide long distance service to end users in the local exchange network.

       Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"). In the case of intrastate calls, access revenues are determined by state regulatory agencies. A relatively small portion of the Company's access revenues are derived from subscriber line fees determined by the FCC and billed directly to end users for access to long distance carriers. The balance of the Company's interstate access revenues is received from NECA, which collects payments from IXCs and distributes settlement payments to LECs.

       Settlement payments are based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services. Since 1984, a variety of factors, including increased subscriber counts, cultural and technological changes, and rate reductions by IXCs, have resulted in a consistent pattern of increasing use of the nation's telephone network. This growth has produced higher revenues for NECA and increased settlements for its participating LECs. The Company's settlements from NECA have increased every year since the pool was established in 1984, but there can be no assurance that this trend will continue.

       HCC's LECs also sell and lease customer premise telephone equipment, provide inside wiring services and custom calling features, provide Internet access and sell and lease other facilities for private line, teletype, data transmission and other communications services. They also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LEC's service areas.

       The Company's cable television revenues are derived almost exclusively from monthly fees for basic and premium services.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, billing and collection services, nonregulated telephone activities and cable television operations for the last three years:


                                                                       Year Ended December 31
                                                          ------------------------------------------------
                                                              1999               1998                 1997
                                                          -----------        ----------          ---------
       Local network                                          17.3%              16.6%                16.9%
       Network access                                         56.9               55.6                 58.0
       Nonregulated telephone activities                      12.3               15.0                 13.3
       Billing and collecting                                  2.4                2.7                  3.5
       Cable television                                       11.1               10.1                  8.3
                                                          -----------       -----------          ---------
                                                             100.0  %           100.0%               100.0%
                                                          ===========       ==========           ==========

1999 Compared to 1998

       Consolidated   revenues   increased  7%  from   $31,839,000  in  1998  to
$34,117,000 in 1999. The following table shows revenues by operating group for 1999 compared to 1998:


                                                    Alliance                               Hector
                                              Year Ended December 31               Year Ended December 31
                                              1999              1998               1999              1998
                                         ------------      ------------       ------------      ------------
Local network                            $  4,250,474      $  3,730,079        $ 1,664,204       $ 1,560,732
Network access                             14,587,083        13,480,391          4,831,878         4,229,530
Billing and collection                        650,839           683,132            173,700           182,635
Nonregulated activities                     3,527,645         4,283,839            647,415           489,528
Cable television                            2,306,786         1,774,495          1,477,292         1,424,333
                                         ------------      ------------       ------------      ------------
                                         $ 25,322,827      $ 23,951,936        $ 8,794,489       $ 7,886,758
                                         ============      ============       ============      ============

       Consolidated local service revenues grew from $5,291,000 in 1998 to $5,915,000 in 1999, an increase of $624,000 or 12%. Revenue growth was due to:

- Addition of extended area service to Sioux Falls from Alliance's South Dakota telephone exchanges

- Increased demand for telephone lines to provide advanced telecommunications services such as Internet services

- Increased development within the LECs' service areas, and - The full year effect of Alliance's acquisition of Felton Telephone Company

   ("Felton").

The number of access lines served by the LECs increased 3% from 34,762 to 35,867.

     Network access revenues rose from $17,710,000 in 1998 to $19,419,000 in 1999, an increase of $1,709,000 or 10%. The increase was chiefly due to increased use of the telephone network by customers, increased settlements payments from NECA and increased universal service support funds.

       Nonregulated revenues fell from $4,773,000 in 1998 to $4,175,000 in 1999, a decrease of $598,000 or 13%. Revenue decreases from equipment leases in 1999 more than offset increased Internet revenues. Cable television revenues rose from $3,199,000 in 1998 to $3,784,000 in 1999, an increase of $585,000 or 18%
due to rate increases and the full-year effect of the June 1998 acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership. Billing and collection revenues declined from $866,000 in 1998 to $825,000 in 1999, a decrease of $41,000 or 5% as IXCs continued the trend toward self-billing of customers.

       Consolidated operating costs and expenses grew from $21,192,000 in 1998 to $23,063,000 in 1999, an increase of $1,871,000 or 9%. The following table shows costs and expenses by operating group for 1999 compared to 1998:


                                                     Alliance                                Hector
                                               Year Ended December 31                 Year Ended December 31
                                              1999               1998               1999               1998
                                        ------------       ------------       ------------        ------------
Plant operations                        $  2,944,902       $  2,821,318        $ 1,142,021         $   933,994
Depreciation and amortization              5,930,740          5,712,509          2,616,879           2,068,701
Customer operations                        1,583,327          1,549,019            329,191             254,649
General and administrative                 3,149,918          2,575,215          1,544,670           1,375,954
Other operating expenses                   2,295,122          2,646,862          1,526,310           1,253,586
                                        ------------       ------------       ------------        ------------
                                        $ 15,904,009       $ 15,304,923        $ 7,159,071         $ 5,886,884
                                        ============       ============       ============        ============

       Consolidated plant operations expenses increased from $3,755,000 in 1998 to $4,087,000 in 1999, an increase of $332,000 or 9%, due to training and maintenance contracts associated with new telephone switches and offerings of enhanced telephone services. Depreciation and amortization increased from $7,781,000 in 1998 to $8,548,000 in 1999, an increase of $767,000 or 10% due to increased depreciation on new telephone switching equipment. Customer operations expenses increased 6% from $1,804,000 in 1998 to $1,913,000 in 1999 due largely to growth in the number of customers served. General and administrative expenses increased from $3,951,000 in 1998 to $4,695,000 in 1999, an increase of $744,000 or 19% due to increased cable television selling and administrative expenses. Other operating expenses decreased $79,000 or 2%.

       Consolidated operating income increased $407,000 or 4% from $10,647,000 in 1998 to $11,054,000 in 1999.

       Consolidated interest expenses decreased $732,000 from $7,315,000 in 1998 to $6,583,000 in 1999. The decrease was due to expense reductions on convertible debentures that were retired or converted into common stock in 1998 and 1999.

       In 1999, the Company had a consolidated loss from partnership and LLC investments of $336,000 compared to consolidated income of $883,000 in 1998. The Company's share of loss from its Wireless North PCS investment was $1,597,000 in 1999 compared to $1,066,000 in 1998. The Company and its partners are negotiating with potential new investors to inject more investment capital into Wireless North's operations in order make the operations large enough to be financially viable. Income from Midwest Wireless Communications, LLC decreased from $1,508,000 in 1998 to $1,481,000,in 1999. The decrease was due to price competition from other wireless service providers. The Company had income in 1998 from the Sioux Falls, South Dakota MSA, prior to its sale by Alliance, of $334,000 in 1998 compared to no income in 1999.

       Alliance had gains on sales of marketable securities totaling $13,203,000 in 1999 compared to gains on sales of $965,000 in 1998. Most of the gains were on sales of Rural Cellular Corporation stock that Alliance sold over the course of 1999. Alliance continues to hold a significant portfolio of marketable securities. Consolidated investment income increased $507,000 from $609,000 in 1998 to $1,116,000 in 1999 due to investments of the cash proceeds from the marketable securities sales. Alliance's 1998 income included a gain before income taxes of $4,817,000 from the sale of its 12.25% interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc.

       Consolidated income before income taxes increased from $10,606,000 in 1998 to $18,455,000 in 1999. The Company's effective income tax rate of 40.7% is higher than the standard U.S. tax rate due to state income taxes and because the goodwill amortization expenses from the acquisition of Ollig Utilities cannot be deducted. Income before the minority interest in Alliance's earnings increased 93% from $5,657,000 in 1998 to $10,942,000. Minority interest on earnings of Alliance were $3,463,000 in 1999 compared to $1,747,000 in 1998. Net income increased 91% to $7,479,000 in 1999 compared to $3,910,000 in 1998.

1998 Compared to 1997

       Consolidated   revenues   increased  10%  from  $28,866,000  in  1997  to
$31,839,000 in 1998. The following table shows revenues by operating group for 1998 compared to 1997:


                                                      Alliance                           Hector
                                               Year Ended December 31             Year Ended December 31
                                               1998              1997             1998             1997
                                          ------------      ------------     ------------     ------------
Local network                             $  3,730,079      $  3,346,733      $ 1,560,732      $ 1,519,514
Network access                              13,480,391        12,845,426        4,229,530        3,892,682
Billing and collection                         683,132           820,540          182,635          209,642
Nonregulated activities                      4,283,839         3,469,234          489,528          369,188
Cable television                             1,774,495         1,027,602        1,424,333        1,365,804
                                          ------------      ------------     ------------     ------------
                                          $ 23,951,936      $ 21,509,535      $ 7,886,758      $ 7,356,830
                                          ============      ============     ============     ============

       Consolidated local service revenues grew from $4,866,000 in 1997 to $5,291,000 in 1998, an increase of $425,000 or 9%. Revenue growth was due to:

- Alliance's acquisition of Felton Telephone Company ("Felton") - Increased development within the LECs' service areas, and - Increased demand for telephone lines to provide advanced telecommunications services such as Internet services.

The number of access lines served by the LECs increased 6% from 32,727 to 34,762.

     Network access revenues rose from $16,738,000 in 1997 to $17,710,000 in 1998, an increase of $972,000 or 6%. Excluding Felton's revenues reduces the increase to $581,000 or 3%. The increase was chiefly due to increased use of the telephone network by customers and increased universal service support funds. Access revenues in 1997 were higher than normal due to a one-time retroactive tariff settlement received by an Alliance subsidiary.

       Nonregulated revenues grew from $3,838,000 in 1997 to $4,773,000 in 1998, an increase of $935,000 or 24%. Revenue increases in 1998 were due to increased Internet revenues, commissions on sales of long distance services and leases of fiber-optic transport facilities. Cable television revenues rose from $2,393,000 in 1997 to $3,199,000 in 1998, an increase of $806,000 or 34% due to the acquisition by Alliance of additional cable systems from Spectrum Cablevision Limited Partnership. Billing and collection revenues declined from $1,030,000 in 1997 to $866,000 in 1998, a decrease of $164,000 or 16% as IXCs continued the trend toward self-billing of customers.

       Consolidated operating costs and expenses grew from $19,113,000 in 1997 to $21,192,000 in 1998, an increase of $2,079,000 or 11%. The following table shows costs and expenses by operating group for 1998 compared to 1997:


                                                      Alliance                            Hector
                                               Year Ended December 31             Year Ended December 31
                                               1998              1997             1998              1997
                                          ------------      ------------     ------------      ------------
Plant operations                          $  2,821,318      $  2,714,192      $   933,994       $   916,638
Depreciation and amortization                5,712,509         5,336,031        2,068,701         1,973,699
Customer operations                          1,549,019         1,430,676          254,649           243,435
General and administrative                   2,575,215         2,324,079        1,375,954         1,269,042
Other operating expenses                     2,646,862         1,830,921        1,253,586         1,074,244
                                          ------------      ------------     ------------      ------------
                                          $ 15,304,923      $ 13,635,899      $ 5,886,884       $ 5,477,058
                                          ============      ============     ============      ============

       Consolidated plant operations expenses increased from $3,631,000 in 1997 to $3,755,000 in 1998, an increase of $124,000 or 3%, due primarily to Alliance's acquisition of Felton. Depreciation and amortization increased from $7,310,000 in 1997 to $7,781,000 in 1998, an increase of $471,000 or 6% due to
Alliance's acquisition of Felton and a group of cable television systems from

Spectrum Cablevision ("Spectrum"). Customer operations expenses increased 7% from $1,674,000 in 1997 to $1,804,000 in 1998 due largely to growth in the number of customers served. General and administrative expenses increased from $3,593,000 in 1997 to $3,951,000 in 1998, an increase of $358,000 or 10% due to the Company's expanded operations. Other operating expenses increased $995,000 or 34% due mainly to increased cable television expenses from the Spectrum systems.

       Consolidated operating income increased $894,000 or 9% from $9,753,000 in 1997 to $10,647,000 in 1998.

       Consolidated interest expenses increased $518,000 from $6,797,000 in 1997 to $7,315,000 in 1998. The biggest factor in the interest expense increase was the lack of patronage dividends on interest paid to St. Paul Bank for Cooperatives ("St. Paul Bank"). This dividend was $694,000 in 1997 compared to no dividend in 1998. St. Paul Bank has substantial loan exposures in the agricultural economy, and poor performance by that economy during the third and fourth quarters of 1998 prevented the payment of patronage dividends at anticipated rates. The Company also had interest expense on new borrowings to finance the acquisitions of Felton and Spectrum. This was offset to some degree by interest reductions on convertible debentures that were retired or converted into common stock in the second and third quarters of 1998.

       Consolidated income from partnership and LLC investments decreased $425,000 from $1,308,000 in 1997 to $883,000 in 1998. Income from Midwest
Wireless Communications, LLC increased $298,000 from $1,210,000 in 1997 to $1,508,000 in 1998. The increase was due to continuing growth in the number of customers using cellular services. Income from the Sioux Falls, South Dakota MSA prior to its sale by Alliance was $334,000 in 1998 compared to $377,000 for all of 1997. Losses from the Company's Wireless North PCS investment totaled $1,066,000 in 1998 compared to $435,000 in 1997. While the Company anticipated substantial losses from this operation's start-up phase, it is concerned that anticipated future capital investments may be inadequate to finance Wireless North's expansion plans. Accordingly, the Company and its fellow investors are reviewing Wireless North's business plans with the goal of reducing operating losses and attracting more investment capital to the operation.

       Consolidated investment income declined $17,000 from $626,000 in 1997 to $609,000 in 1998. Alliance had gains on sales of marketable securities totaling $965,000 in 1998. Alliance continues to hold a significant portfolio of marketable securities. In December, 1998, Alliance sold its 12.25% interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc. for $6,725,000. Alliance's gain on the sale before income taxes was $4,817,000. Hector had gains on marketable securities sales of $1,496,000 in 1997.

       Consolidated income before income taxes increased 66% to $10,606,000. The Company's effective income tax rate of 46.7% is higher than the standard U.S. tax rate due to state income taxes and because the goodwill amortization expenses from the acquisition of Ollig Utilities cannot be deducted. Income before the minority interest in Alliance's earnings increased 61% from $3,519,000 in 1997 to $5,657,000 in 1998. Minority interest on earnings of Alliance were $1,747,000 in 1998 compared to $798,000 in 1997. Net income increased 44% to $3,910,000 in 1998 compared to $2,721,000 in 1997.

Liquidity and Capital Resources

       Operations

       Cash flows from consolidated operating activities were $6,693,000, $9,623,000 and $8,365,000 in 1999, 1998, and 1997, respectively. The decrease in cash flows from operations in 1999 was due to income tax payments on gains from sales of marketable securities. At December 31, 1999, the Company's cash, cash equivalents and marketable securities totaled $39,274,000 compared to $23,241,000 at December 31, 1998. Alliance's cash and securities were $33,027,000 of this total at December 31, 1999. Working capital at December 31, 1999 was $18,736,000 compared to $6,554,000 at December 31, 1998. The current ratio was 2.3 to 1 at December 31, 1999 compared to 1.5 to 1 at December 31, 1998.

        The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in 1999, 1998 and 1997 were $2,902,000, $2,652,000 and
$2,316,000, respectively. Alliance's plant additions in 1999, 1998 (excluding the acquisitions of Felton and Spectrum) and 1997 were $4,640,000, $5,163,000 and $2,379,000, respectively. Plant additions for 2000 for Hector and Alliance are expected to total $1,894,000 and $5,500,000, respectively. These plant additions will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network.

       Investments

     Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 1999, Alliance received $18,920,000 from sales of marketable securities, principally Rural Cellular Corporation common stock. In 1998, Alliance received $1,820,000 from sales of interests in Rural Cellular Corporation, MediaOne Group, Inc., Comnet Cellular, Inc. and Illuminet Holdings, Inc. In 1997, Hector sold 161,469 shares of Rural Cellular Corporation for $1,728,000. At December 31, 1999, Alliance continued to maintain a significant marketable securities portfolio consisting primarily of shares of Illuminet Holdings, Inc., U.S. West Communications, Inc. and Rural Cellular Corporation.

       The Company is an investor in Wireless North LLC, a limited liability corporation that has licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested cash of
$1,032,000 and $761,000 in Wireless North in 1999 and 1998, respectively. Investments in Wireless North prior to 1998 consisted of $510,000 of cash and debt guarantees of $1,373,000. The PCS systems are in start-up mode and have incurred significant losses to date. The Company cannot predict how much additional capital might be required beyond amounts already invested.

        The Company continued to maintain its ownership in Midwest Wireless Communications, LLC through acquisition of additional partnership interests. Cash expended to purchase Midwest Wireless Communications, LLC interests was $380,000 in 1998. At December 31, 1999, the Company's ownership percentage was 10.69%. In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc. for $6,725,000.

       Debt and Loan Commitments

       As part of financing its 68% ownership interest in Alliance, the Company borrowed $6,000,000 from CoBank (St. Paul Bank for Cooperatives before its 1999 merger with CoBank). In 1997, the Company repaid principal of $2,000,000 on the loan and converted the remaining balance into a five-year term loan. In 1998, the Company replaced the loan with a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). The interest rate on the loan varies according to the rate RTFC charges for similar loans. The interest rate was 6.95% at December 31, 1999.

       The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on Alliance's acquisition loan from CoBank have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at December 31, 1999 was $47,580,800. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance invested $344,000 and $509,000 of cash in the bank in 1999 and 1998, respectively. The Company recorded a loss of $200,000 in 1999 due to writedown of the value of this bank stock in the merger between CoBank and St. Paul Bank for Cooperatives.

       In 1995 the Company made a public offering of 8.5% convertible subordinated debentures. Value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were $11,300,000. During 1999 and 1998, the Company issued calls to retire the debentures, which resulted in $10,757,000 of debentures being converted into stock and $1,893,000 of debentures being purchased and retired.

       The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $6,156,000, $737,000, and $2,026,000 in 1999, 1998 and 1997, respectively. The average interest rate on outstanding RUS and RTB loans is 5.6%. At December 31, 1999 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $11,655,000.

       The Company's loan agreements place significant restrictions on cash distributions from the subsidiaries to the parent company. Substantially all of the LEC's assets are pledged or are subject to mortgages to secure obligations to the RUS and RTB. Alliance's loan covenants with CoBank also restrict dividend payments at the Alliance level. A portion of any dividend payment from Alliance to Hector would also be subject to federal and state income taxes. It is the Company's plan, in so far as possible, to maintain its cash balances at the subsidiary level to support their operations.

         By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

       Acquisitions

       Effective April 1, 1998, Alliance acquired all the outstanding common stock of Felton Telephone Company ("Felton"); a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and held a significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. Purchase price was $3,650,000, which includes a cash downpayment and seller financing of the balance through a $3,149,000 note payable bearing interest at 8.25%. The note matures April 1, 2005.

       Effective June 9, 1998, Alliance acquired the assets of 8 cable television systems serving 4,000 customers in 19 rural communities in Minnesota and North Dakota from Spectrum Cablevision Limited Partnership ("Spectrum"). Several of these communities are also served by Alliance's telephone subsidiaries. Purchase price was approximately $4,559,000. Financing for this purchase included $2,000,000 from a new line of credit arrangement with Rural Telephone Finance Cooperative. In 1997, Alliance acquired one small system for $120,000.

       The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership.

In 1999, the Company was a member of investor groups that sought unsuccessfully to acquire rural telephone properties offered for sale by GTE and U.S. West Communications. The Company cannot predict if it will be successful in acquiring additional properties and does not currently have financing plans in place to pay for possible acquisitions.

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

Year 2000

         In 1999 the Company contracted with Nortel, Inc. to upgrade its central office switching equipment to Year 2000 compliance. Cost of the upgrades was $658,000. The Company completed installation and testing of the new equipment in November 1999. The Company is not aware of any disruptions of telephone service to its customers due to Year 2000 problems.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was to be effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment of SFAS No. 133, was issued in June of 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views regarding generally accepted accounting principles for revenue recognition and deferred costs in the financial statements. The Company does not believe SAB 101 will have a material effect on its financial statements.

Factors Affecting Future Performance

       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.

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

                                           /s/ Curtis A. Sampson
                                           ------------------------------------
                                           Curtis A. Sampson
                                           Chairman and Chief Executive Officer

                                           /s/ Charles A. Braun
                                           ------------------------------------
                                           Charles A. Braun
March 28, 2000                             Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Olsen Thielen & Co., Ltd.
Olsen Thielen & Co., Ltd.

February 16, 2000
St. Paul, Minnesota


                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                          ASSETS

                                                                                                           December 31
                                                                                              -----------------------------------
                                                                                                        1999                 1998
                                                                                              --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  27,055,772        $  14,686,034
  Construction fund (Note 6)                                                                         283,604              200,491
  Accounts receivable (net of allowance for doubtful accounts of
    $447,000 and $234,000, respectively)                                                           4,854,365            4,140,992
  Materials, supplies and inventories, at average cost                                               616,985              528,839
  Prepaid expenses                                                                                   171,432              180,134
                                                                                              --------------       --------------
      TOTAL CURRENT ASSETS                                                                        32,982,158           19,736,490

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 5)                                                51,410,033           50,810,464

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $6,473,000 and $4,890,000 (Note 1)                                                         51,405,010           53,003,560
  Marketable securities (Note 3)                                                                  12,218,303            8,555,336
  Wireless telephone investments (Note 4)                                                          9,688,981            9,482,902
  Other investments (Notes 1 and 6)                                                                8,768,797            8,259,419
  Deferred debenture issue costs (Note 6)                                                                                 371,311
  Other assets (Note 1)                                                                              323,405              460,305
                                                                                              --------------       --------------
      TOTAL OTHER ASSETS                                                                          82,404,496           80,132,833
                                                                                              --------------       --------------

TOTAL ASSETS                                                                                   $ 166,796,687        $ 150,679,787
                                                                                              ==============       ==============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 6)                                 $   5,607,100        $   6,808,500
  Accounts payable (Note 10)                                                                       2,481,507            2,473,526
  Accrued expenses                                                                                 2,184,626            1,945,687
  Income taxes payable                                                                             3,973,019            1,955,153
                                                                                              --------------       --------------
     TOTAL CURRENT LIABILITES                                                                     14,246,252           13,182,866

LONG-TERM DEBT, less current portion (Note 6)                                                     86,281,656           94,232,389

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                                             140,386              252,601

DEFERRED INCOME TAXES (Note 7)                                                                     9,435,515            8,510,637

DEFERRED COMPENSATION (Note 9)                                                                       897,113              990,155

COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                                           15,813,847           10,790,818

STOCKHOLDERS' EQUITY: (Notes 1, 6 and 8)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:

    Convertible Series A, 229,300 and 342,800 shares issued and outstanding                          229,300              342,800
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,574,712 and 2,661,062 shares issued and outstanding                                             35,747               26,611
  Additional paid-in capital                                                                      13,274,444            6,326,441
  Retained earnings                                                                               23,115,945           15,636,764
                                                                                              --------------       --------------
                                                                                                  36,655,436           22,332,616
  Accumulated other comprehensive income (Note 3)                                                  3,326,482              387,705
                                                                                              --------------       --------------
     TOTAL STOCKHOLDERS' EQUITY                                                                   39,981,918           22,720,321
                                                                                              --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 166,796,687        $ 150,679,787
                                                                                              ==============       ==============

                                         See  notes  to  consolidated  financial
statements.



                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                             Year Ended December 31
                                                                 ------------------------------------------------
                                                                          1999             1998              1997
                                                                 -------------    -------------     -------------
REVENUES:
  Local network                                                   $  5,914,678     $  5,290,811      $  4,866,247
  Network access                                                    19,418,961       17,709,921        16,738,108
  Billing and collection                                               824,539          865,767         1,030,182
  Nonregulated activities                                            4,175,060        4,773,367         3,838,422
  Cable television revenues                                          3,784,078        3,198,828         2,393,406
                                                                 -------------    -------------     -------------
    TOTAL REVENUES                                                  34,117,316       31,838,694        28,866,365

COSTS AND EXPENSES:
  Plant operations                                                   4,086,923        3,755,312         3,630,830
  Depreciation and amortization                                      8,547,619        7,781,210         7,309,730
  Customer operations                                                1,912,518        1,803,668         1,674,111
  General and administrative                                         4,694,588        3,951,169         3,593,121
  Other operating expenses                                           3,821,432        3,900,448         2,905,165
                                                                 -------------    -------------     -------------
    TOTAL COSTS AND EXPENSES                                        23,063,080       21,191,807        19,112,957
                                                                 -------------    -------------     -------------

OPERATING INCOME                                                    11,054,236       10,646,887         9,753,408

OTHER INCOME (EXPENSES):
  Interest expense                                                  (6,582,536)      (7,315,153)       (6,797,354)
  Partnership and LLC income (loss) (Note 4)                          (335,537)         883,096         1,308,346
  Interest and dividend income                                       1,116,098          609,071           625,582
  Gain on sale of marketable securities (Note 3)                    13,203,062          965,069         1,495,999
  Gain on sale of cellular partnership (Note 4)                                       4,817,498
                                                                 -------------    -------------     -------------
    OTHER INCOME (EXPENSES), net                                     7,401,087          (40,419)       (3,367,427)
                                                                 -------------    -------------     -------------

INCOME BEFORE INCOME TAXES                                          18,455,323       10,606,468         6,385,981

INCOME TAX EXPENSE (Note 7)                                          7,513,000        4,949,000         2,867,000
                                                                 -------------    -------------     -------------

INCOME BEFORE MINORITY INTEREST                                     10,942,323        5,657,468         3,518,981

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                            3,463,142        1,747,225           798,228
                                                                 -------------    -------------     -------------

NET INCOME                                                           7,479,181        3,910,243         2,720,753
                                                                 -------------    -------------     -------------

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains on marketable securities                 20,784,075          492,287         1,754,213
  Reclassification adjustment for gains included in net income     (13,203,062)        (965,069)       (1,495,999)
                                                                 -------------    -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE
  INCOME TAXES                                                       7,581,013         (472,782)          258,214
                                                                 -------------    -------------     -------------
Income tax expense related to unrealized holding gains
  on marketable securities                                           8,450,555          189,519           752,667
Income tax benefit related to reclassification adjustment for
  gains included in net income                                      (5,368,207)        (371,529)         (641,877)
                                                                 -------------    -------------     -------------
Income tax expense (benefit) related to items of other
  comprehensive income                                               3,082,348         (182,010)          110,790
Minority interest in other comprehensive income of
  Alliance Telecommunications Corporation                            1,559,887
                                                                 -------------    -------------     -------------
Other Comprehensive Income (Loss)                                    2,938,778         (290,772)          147,424
                                                                 -------------    -------------     -------------

COMPREHENSIVE INCOME                                              $ 10,417,959     $  3,619,471      $  2,868,177
                                                                 =============    =============     =============

BASIC NET INCOME PER COMMON SHARE (Note 1)                        $       2.42     $       1.63      $       1.44
                                                                 =============    =============     =============
DILUTED NET INCOME PER COMMON SHARE (Note 1)                      $       1.96     $       1.15      $        .93
                                                                 =============    =============     =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 8):

  Common shares only                                                 3,095,000        2,403,000         1,893,000
  Common and potential common shares                                 3,945,000        3,937,000         3,732,000

                                        See  notes  to  consolidated   financial
statements.



                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Unearned    Accumulated
                                                                                                  Employee

                                                                        Additional                   Stock       Other
                                   Preferred Stock       Common Stock      Paid-in     Retained  Ownership Comprehensive
                                   Shares    Amount     Shares  Amount     Capital     Earnings     Shares     Income         Total
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1996      389,487  $389,487  1,883,857 $18,839 $   102,003  $ 9,005,768 $(101,312)  $  531,053  $ 9,945,838
Net income                                                                            2,720,753                           2,720,753
Issuance of common stock                               171,425   1,714   1,488,255                                        1,489,969
Issuance of common stock under
 Employee Stock Purchase Plan                            3,695      37      23,126                                           23,163
Issuance of common stock under
 Employee Stock Option Plan                              9,000      90      61,885                                           61,975
Issuance of common stock in
 exchange for preferred stock     (11,387)  (11,387)    11,387     114      11,273                                                0
ESOP Shares Allocated                                                       26,412                  31,588                   58,000
Change in unrealized gains on
 marketable securities, net
 of deferred taxes                                                                                             147,424      147,424
                                  -------   -------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1997      378,100   378,100  2,079,364  20,794   1,712,954   11,726,521    (69,724)    678,477   14,447,122
Net income                                                                            3,910,243                           3,910,243
Issuance of common stock under
 Employee Stock Purchase Plan                           10,753     107      73,013                                           73,120
Issuance of common stock under
 Employee Stock Option Plan                             48,200     482     354,931                                          355,413
Issuance of common stock in
 exchange for preferred stock     (35,300)  (35,300)    35,300     353      34,947                                                0
Issuance of common stock from
 exercise of outstanding warrants                        7,876      79      61,091                                           61,170
Conversion of convertible

 debentures into common stock                          479,569   4,796   4,096,134                                        4,100,930
ESOP Shares Allocated                                                       (6,629)                 69,724                   63,095
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                               (290,772)    (290,772)
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1998      342,800   342,800  2,661,062 $26,611   6,326,441   15,636,764         -      387,705   22,720,321
Net income                                                                            7,479,181                           7,479,181
Issuance of common stock under
 Employee Stock Purchase Plan                           14,890     149     104,267                                          104,416
Issuance of common stock under
 Employee Stock Option Plan                             43,675     437     361,475                                          361,912
Issuance of common stock in
 exchange for preferred stock    (113,500) (113,500)   113,500   1,135     112,365                                                0
Issuance of common stock from
 exercise of outstanding warrants                        8,742      87         (87)                                               0
Conversion of convertible

 debenturex into common stock                          730,438   7,304   6,350,007                                        6,357,311
Issuance of common stock to ESOP                         2,405      24      19,976                                           20,000
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                              2,938,777    2,938,777
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1999      229,300  $229,300  3,574,712 $35,747 $13,274,444  $23,115,945 $       -   $3,326,482  $39,981,918
                                  =======  ========  ========= ======= ===========  =========== ==========  ==========  ===========


                                              See    notes    to    consolidated
financial statements.



                                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31
                                                                        ------------------------------------------------
                                                                                1999             1998             1997
                                                                        --------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $  7,479,181     $  3,910,243     $  2,720,753
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         8,663,181        7,957,527        7,500,078
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                         3,463,142        1,747,225          798,228
      Gain on sales of marketable securities                              (13,203,062)        (965,069)      (1,495,999)
      Gain on sale of wireless partnership investment                                       (4,817,498)
      Loss (income) from partnership and LLC investments                      335,537         (883,096)      (1,308,346)
      Proceeds from wireless telephone investments                            709,668        1,206,505          792,622
      Noncash patronage refunds                                               (12,569)                         (661,923)
      Changes in assets and liabilities net of effects from
        the purchase of Felton Telephone Company:
        Increase in accounts receivable                                      (727,508)         (37,845)         (37,430)
        Decrease (increase) in materials, supplies and inventories            (88,146)          21,188          (30,567)
        Decrease (increase) in prepaid expenses                                 8,702           46,455          (56,060)
        Increase (decrease) in accounts payable                                 7,981          866,321         (269,033)
        Increase (decrease) in accrued expenses                               477,147         (193,287)         157,333
        Increase in income taxes payable                                    1,942,370        1,455,010          422,816
        Decrease in deferred investment tax credits                          (112,215)        (136,016)        (145,167)
        Increase (decrease) in deferred income taxes                       (2,157,467)        (604,706)          25,394
        Increase (decrease) in deferred compensation                          (93,042)          49,730          (47,519)
                                                                        -------------     -------------    -------------
          Net cash provided by operating activities                         6,692,900        9,622,687        8,365,180

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (7,541,926)      (9,716,135)      (4,695,301)
  Sales of temporary cash investments                                                           300,000          779,900
  Sales of marketable securities                                           18,920,352        1,819,653        1,728,115
  Purchases of marketable securities                                       (1,768,648)
  Purchases of wireless telephone investments                              (1,031,587)      (1,140,457)         (98,933)
  Increase in construction fund                                               (83,113)        (122,801)          (3,353)
  Purchases of other investments                                           (1,052,230)      (1,083,592)      (1,193,105)
  Proceeds from other investments                                             463,734          114,536           27,667
  Proceeds from sale of wireless partnership investment                                      6,725,140
  Decrease (increase) in excess of cost over net assets acquired               15,170       (2,797,123)         (61,107)
  Decrease (increase) in other assets                                         (52,109)         (62,012)          12,534
  Increase in cash from purchase of Felton Telephone Company                                   196,500
                                                                        -------------     -------------    -------------
         Net cash provided by (used in) investing activities                7,869,643       (5,766,291)      (3,503,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                            (8,815,220)      (8,911,738)      (5,637,184)
  Proceeds from issuance of notes payable and long-term debt                6,156,087        6,733,179        2,026,000
  Issuance of common stock                                                    466,328          489,703        1,575,107
  ESOP shares allocated                                                                         63,095           58,000
                                                                        -------------     -------------    -------------
         Net cash used in financing activities                             (2,192,805)      (1,625,761)      (1,978,077)
                                                                        -------------     -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  12,369,738        2,230,635        2,883,520

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             14,686,034       12,455,399        9,571,879
                                                                        -------------     -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 27,055,772     $ 14,686,034     $ 12,455,399
                                                                        =============     =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $  6,700,250     $  7,096,930     $  7,316,215
  Income taxes paid                                                         7,840,312        4,262,666        2,564,157

                                     See   notes   to   consolidated   financial
statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates five local exchange telephone companies, two cable television companies, an engineering company, and a credit card communications company. At December 31, 1999, the Company's wholly and majority owned subsidiaries provided telephone service to 35,867 access lines in 35 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to 13,100 subscribers in
Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $6,942,357, $6,260,624 and $5,807,103 for 1999, 1998 and 1997, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Wireless telephone investments: The Company has significant investments in Midwest Wireless Communications, LLC and Wireless North, LLC. The Company is the second largest shareholder of Midwest Wireless Communications, LLC and Wireless North, LLC and has the ability to influence the operating and financial policies of these companies. The Company recognizes income and losses from these investments on the equity method of accounting. Income and losses recognized from these investments are material to the Company's operating results.

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses was $1,583,380, $1,499,456 and $1,401,889 in 1999, 1998 and 1997,
respectively.

Deferred debenture issue costs are the underwriting, legal and accounting fees incurred by the Company in completing its February, 1995 public offering of convertible subordinated debentures. The debenture issue costs were amortized over the expected life of the debentures (Note 6). Amortization cost included in interest expense was $115,562, $176,317 and $189,112 in 1999, 1998 and 1997,
respectively. When the debentures were converted into common stock, the remaining issue costs were charged to capital. $256,151 and $233,549 of debenture issue costs were charged to capital in 1999 and 1998, respectively. None of the convertible debentures remained outstanding at December 31, 1999. Accumulated amortization was $460,425 at December 31, 1998.

Other investments consist of Rural Telephone Bank stock, Onvoy, Inc. stock, CoBank stock, and investments in stock companies and partnerships of other telecommunications service providers. Long-term investments in companies that are not intended for resale or are not readily marketable are valued at cost, which does not exceed net realizable value. Investments in joint ventures, partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

Other assets are cable television franchises owned by the Company and other deferred charges. Amortization included in expenses was $21,882, $21,130 and $100,738 for 1999, 1998 and 1997, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt payable to the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt owed to RUS and RTB was $34,117,000 and $31,183,000 at December 31, 1999 and 1998, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

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

Statement of cash flows: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. During 1999 and 1998, the Company issued calls to retire outstanding convertible debentures. As a result of these calls, $6,493,000 and $4,264,000 of debentures were converted into common stock in noncash transactions in 1999 and 1998, respectively.

New accounting principles: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was to be effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment of SFAS No. 133, was issued in June of 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

Basis of presentation: Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - ACQUISITIONS.

Effective April 1, 1998, Alliance Telecommunications Corporation acquired all the outstanding common stock of Felton Telephone Company ("Felton"); a rural telephone company located in northwestern Minnesota adjacent to areas already served by the Company's telephone subsidiaries. Felton serves approximately 700 access lines and held a significant portfolio of marketable securities, including investments in Rural Cellular Corporation, U.S. West Communications, Inc. and MediaOne Group, Inc. Purchase price was $3,650,000, which includes a cash downpayment and seller financing of the balance through a $3,149,000 note payable bearing interest at 8.25%. The note matures April 1, 2005. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $536,000, which is being amortized on a straight-line basis over 40 years. The operations of Felton, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

  Property, plant and equipment                             $  1,427,800
  Excess of cost over net assets acquired                        536,215
  Marketable securities                                        4,363,854
  Long-term debt                                              (1,770,895)
  Deferred taxes and credits                                  (1,709,976)
  Other assets and liabilities                                   803,002
                                                            -------------
    Total purchase price                                       3,650,000
  Less notes payable issued to seller                         (3,149,358)
  Less cash and cash equivalents acquired                       (590,944)
  Less deposits and acquisition costs paid in 1997              (106,198)
                                                            -------------
  Increase in cash from purchase of Felton
    Telephone Company                                       $    196,500
                                                            =============

Effective June 9, 1998, Alliance acquired the assets of 8 cable television systems from Spectrum Cablevision Limited Partnership ("Spectrum"). These systems serve 4,000 cable television customers in 19 rural communities in Minnesota and North Dakota, including several communities also served by the Company's telephone subsidiaries. Purchase price was approximately $4,559,000. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $2,784,000, which is being amortized over 15 years on a straight-line basis. The operations of the cable systems, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date.

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The acquisition of Felton Telephone Company included a substantial portfolio of marketable securities of this type. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 1999 and December 31, 1998. The cost and fair values of available-for-sale investment securities was as follows:

                                      Gross        Gross
                                 Unrealized   Unrealized          Fair

                        Cost          Gains       Losses         Value

December 31, 1999  $4,074,353   $ 8,174,811  $   (30,861)   $12,218,303
December 31, 1998   7,792,397     1,949,794   (1,386,855)     8,555,336

Net unrealized gains on marketable securities, net of related deferred taxes and minority interest, are included in stockholders' equity as accumulated other comprehensive income at December 31, 1999 and 1998 as follows:

                          Net      Deferred                 Accumulated
                   Unrealized        Income     Minority   Comprehensive
                        Gains         Taxes     Interest         Income

December 31, 1999  $8,143,950   $(3,257,581) $(1,559,887)   $ 3,326,482
December 31, 1998     562,939      (175,234)            -       387,705

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $18,920,000, $1,820,000 and $1,728,000 in 1999, 1998 and 1997, respectively. Gross realized gains on sales of these securities were $13,203,000, $965,000 and $1,496,000 in 1999, 1998 and 1997, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

Investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At December 31, 1999, the Company owned 10.69% of Midwest Wireless Communications LLC, which provides cellular service to the former RSA partnership areas in southern Minnesota and the Rochester, Minnesota MSA. Income from this investment, net of associated amortization expense, was $1,481,000, $1,508,000 and $1,210,000 in 1999, 1998 and 1997, respectively. Cash distributions received from Midwest Wireless were $710,000, $848,000 and $397,000 in 1999, 1998 and 1997, respectively. The excess of cost over the Company's share of equity in Midwest Wireless, net of amortization reserves, was $6,897,000 and $5,990,000 at December 31, 1999 and 1998, respectively. Excess cost is being amortized on the straight-line method over forty years. Amortization expense was $183,000, $158,000 and $151,000 in 1999, 1998 and 1997, respectively. At December 31,
1999, the Company's cumulative share of income from Midwest Wireless was $5,070,000, of which $3,108,000 was undistributed.

The Company owns 13.36% of Wireless North, LLC which has licenses to provide personal communications services in Minnesota, Wisconsin, North Dakota and South Dakota. At December 31, 1999, the Company had invested $2,303,000 of cash and guaranteed debt of $1,373,000 in Wireless North. Its PCS systems have not been profitable to date. The Company's share of Wireless North's losses was $1,597,000, $1,066,000 and $435,000 in 1999, 1998 and 1997, respectively. The
Company cannot predict if it will be necessary to provide additional capital to Wireless North.

Summarized audited financial information for these companies for 1999, 1998 and 1997 is as follows:

                                       Year Ended December 31
                                  1999           1998            1997
                           ------------   ------------    ------------
Current assets             $ 11,602,675   $ 14,894,978    $ 14,361,193
Noncurrent assets            94,755,699     84,844,144      68,816,885
Current liabilities          13,815,844     14,856,061      10,796,036
Noncurrent liabilities       66,079,559     51,090,911      43,117,318
Members' equity              26,462,971     33,792,150      29,264,724
Revenues                     60,228,148     50,268,747      40,330,759
Expenses                     55,910,186     41,649,381      30,581,537
Net income                    4,317,962      8,619,366       9,749,222


In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA for $6,725,000 of cash. Gain on the sale was $4,817,000. Income from this investment prior to the sale, net of associated amortization expense, was $334,000 and $377,000 in 1998 and 1997, respectively. Amortization expense was $29,000 and $36,000 in 1998 and 1997, respectively.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                Estimated              December 31
                              useful life            1999            1998
                              -----------     ------------   -------------
  Land                                        $    606,397    $    589,560
  Buildings                    5-40 years        5,562,920       5,379,836
  Machinery and equipment      3-15 years        2,016,253       1,238,040
  Furniture and fixtures       5-10 years        2,142,535       2,129,062
  Telephone plant              5-33 years       64,107,388      57,385,560
  Cable television plant      10-15 years        8,948,737       8,495,861
  Construction in progress                       1,236,205       1,027,314
                                              ------------   -------------
                                                84,620,435      76,245,233
  Less accumulated depreciation                 33,210,402      25,434,769
                                              ------------   -------------
                                              $ 51,410,033    $ 50,810,464
                                              ============   =============

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                          December 31
                                                               --------------------------------
                                                                      1999               1998
                                                               ------------        ------------
Notes payable to CoBank, payable by Alliance
 Telecommunications Corporation in monthly installments,
 average interest rate of 7.5%, due 2000 to 2011               $ 47,580,800        $ 50,524,700
Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") mortgage notes, payable by telephone company

  subsidiaries in monthly and quarterly installments,
  average rate of 5.6%, due 2000 to 2026                         38,041,254          33,761,429
Notes payable to Rural Telephone Finance Cooperative

  in quarterly installments, interest rate of 6.95%, due 2013     3,743,712           3,914,852
Notes payable on line of credit from Rural Telephone
  Finance Cooperative                                                                 2,000,000
Notes payable to former owners of Felton Telephone
  Company, payable by a subsidiary of Alliance Tele-
  communications Corporation in monthly installments,
  interest rate of 8.25%, due 2005                                2,522,990           2,891,908
Convertible subordinated debentures, payable to
  debentureholders, interest rate of 8.5%                                             7,948,000
                                                               ------------        ------------
                                                                 91,888,756         101,040,889
Less current portion                                              5,607,100           6,808,500
                                                               ------------        ------------
                                                               $ 86,281,656        $ 94,232,389
                                                               ============        ============

       In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. As a condition to receiving the loans, Alliance purchased stock in the bank. Alliance's investment in St. Paul Bank stock at December 31, 1998 was $3,095,000. In 1999, St. Paul Bank merged with CoBank. As part of the merger, Alliance's St. Paul Bank stock was revalued. Alliance recorded a loss of $199,995 in 1999 due to this revaluation. At December 31, 1999, Alliance's investment in CoBank stock was $3,239,000.

       CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refund received from the bank was $694,000 in 1997; approximately 30% was received in cash, with the balance in the bank. The patronage refund was shown in the Company's operating statement as a reduction of interest expense. No patronage refund was accrued for 1998 or 1999. The Company cannot predict what patronage refunds might be in future years.

       Alliance's loan from CoBank is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The loan covenants also restrict Alliance's ability to pay dividends to its shareholders. Interest rates on the loan are fixed for periods ranging from one to ten years at rates averaging approximately 7.5%. Principal payments began in January 1997 and will continue until March 2011.

       The Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) are the Company's primary sources of long-term financing for additions to telephone plant and equipment. The RUS has made long-term loans to telephone companies since 1949, at interest rates of 2% and 5%, for the purpose of improving telephone service in rural areas. The RUS is also authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans. At December 31, 1999, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $11,655,000 to finance specific construction activities in future years.

       Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the LEC subsidiaries to the Company is limited by certain financial covenants set forth in the mortgages. At December 31, 1999, $8,099,000 of retained earnings of these subsidiaries was available for dividend payments to HCC.

         The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2000 are $1,894,000 and $5,500,000, respectively. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

       The Company has a term loan and a $5,000,000 revolving line of credit from Rural Telephone Financing Cooperative ("RTFC"). The interest rate on the term loan varies according to the rate charged by the Lender for similar loans (6.95% at December 31, 1999). Interest on borrowings against the credit line is at the bank's prime rate plus 1.5%. The Company borrowed $2,000,000 against the credit line in 1998 to help finance the purchase of additional cable television systems from Spectrum Cablevision Limited Partnership. The credit line was repaid in 1999. Both the credit line and the term loan are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

       In February 1995 the Company completed a public offering of 8.5% convertible subordinated debentures. During 1999 and 1998, the Company issued calls to retire the debentures, which resulted in $10,757,000 of debentures being converted into stock and $1,893,000 of debentures being purchased and retired.

       The annual requirements for principal payments on notes payable and long-term debt are as follows:

                    2000               $    5,607,100
                    2001                    5,955,100
                    2002                    6,321,900
                    2003                    6,707,200
                    2004                    7,098,400


NOTE 7 - INCOME TAXES

       Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses (benefits) consist of the following:


                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1999                1998              1997
                                                          -----------------  ------------------  -----------------
Currently payable taxes:
     Federal                                              $       8,120,000  $        4,445,000  $       2,305,000
     State                                                        1,662,000           1,244,000            682,000
                                                          -----------------  ------------------  -----------------
                                                                  9,782,000           5,689,000          2,987,000

Deferred income taxes (benefit)                                  (2,157,000)           (604,000)            25,000
Deferred investment tax credits                                    (112,000)           (136,000)          (145,000)
                                                          ------------------ ------------------- ------------------
                                                          $       7,513,000  $        4,949,000  $       2,867,000
                                                          ================== =================== ==================

Deferred tax assets and (liabilities) as of December 31 related to the following:

                                                       1999              1998
                                               ---------------  ---------------
     Accelerated depreciation                  $   (6,012,515)  $   (6,291,637)
     Alternative minimum tax credits                   28,000           69,000
     Marketable securities                         (4,073,000)      (2,947,000)
     Deferred compensation                            363,000          400,000
     Other                                            259,000          259,000
                                               ---------------  ---------------
                                               $   (9,435,515)  $   (8,510,637)
                                               ===============  ===============

       The provision for income taxes varied from the federal statutory tax rate as follows:

                                                    Year Ended December 31
                                               -------------------------------
                                                   1999       1998       1997
                                               ---------  ---------  ---------
Tax at U.S. statutory rate                         35.0%      35.0%      35.0%
Surtax exemption                                      -       (1.0)      (1.0)
State income taxes, net of federal benefit          3.8        7.8        7.4
Excess of cost over net assets acquired             3.0        5.1        8.3  .
Investment tax credits                             ( .6)      (1.3)      (2.3)
Other                                              ( .5)       1.1       (2.5)
                                               ---------  ---------  ---------
Effective tax rate                                 40.7%      46.7%      44.9%
                                               =========  =========  =========

NOTE 8 - STOCKHOLDERS' EQUITY

       Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

       Common shares are reserved for issuance in connection with stock option plans under which 800,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 2,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 1999, 388,675 shares remained available to be issued under the plans.

       Changes in outstanding employee and director stock options during the three years ended December 31, 1999 is as follows:

                                                              Average
                                              Number of    exercise price
                                                 shares      per share
                                             -----------    ----------
Outstanding at December 31, 1996                212,175     $     7.12
  Granted                                        69,775           7.87
  Exercised                                      (9,000)          6.89
  Canceled                                      (33,200)          7.69
                                             -----------    ----------
Outstanding at December 31, 1997                239,750           7.27
  Granted                                        74,775          11.50
  Exercised                                     (48,200)          6.75
  Canceled                                         (300)          7.50
                                             -----------    ----------
Outstanding at December 31, 1998                266,025           8.55
  Granted                                        91,400           8.80
  Exercised                                     (43,675)          7.93
  Canceled                                       (6,100)          8.44
                                             -----------    ----------
Outstanding at December 31, 1999                307,650     $     8.72
                                             ===========    ==========

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 1999, 232,958 stock options are currently exercisable at an average price of $8.47 per share. The following table summarizes the status of stock options outstanding at December 31, 1999:

                                        Weighted Average            Weighted
                                           Remaining                 Average
Range of Exercise Prices         Shares   Option Life         Exercise Price
------------------------      ---------   -----------         --------------
$ 6.50 to $ 8.50                216,375    2.6 years             $      7.69
$ 8.51 to $10.93                 20,000    6.8 years                    9.86
$10.94 to $12.51                 71,275    3.7 years                   11.50

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 14,890, 10,753 and 3,695 for the plan years ended August 31, 1999, 1998 and 1997, respectively. At December 31, 1999 employees had subscribed to purchase an additional 11,300 shares in the current plan cycle ending August 31, 2000.

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

                                           Year Ended December 31
                                 -----------------------------------------
                                        1999           1998           1997
                                 -----------    -----------    -----------
Net income                       $ 7,211,118    $ 3,709,988    $ 2,579,427
Basic net income per share       $      2.33    $      1.54    $      1.36
Diluted net income per share     $      1.90    $      1.10    $       .89

       The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

                                                Year Ended December 31
                                         ---------------------------------------
                                             1999            1998           1997
                                         --------        --------       --------
Expected volatility                         28.2%           23.3%          21.4%
Risk free interest rate                      5.3%            5.6%           6.5%
Expected holding period - employees       4 years         4 years        4 years
Expected holding period - directors       7 years         7 years        7 years
Dividend yield                                 0%              0%             0%

       Pro forma stock-based compensation cost was $268,063, $200,255 and $141,326 in 1999, 1998 and 1997, respectively. Fair value of all options issued was $286,529, $271,770 and $180,134, in 1999, 1998 and 1997, respectively.

       In 1995 the Company issued $12,650,000 (par value) of convertible subordinated debentures. The debentures were convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. During 1998 and 1999 the Company issued calls retiring the debentures; $10,757,000 of debentures being converted into common stock and $1,893,000 of debentures being retired for cash. The underwriters of the debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. 8,742 shares and 7,876 shares were issued upon exercise of warrants in 1999 and 1998, respectively. At December 31, 1999, warrants for 91,046 shares remain outstanding. All of the outstanding warrants were exercised in February 2000.

       Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $97,000, $83,000 and $60,000 for 1999, 1998 and 1997, respectively. At December 31, 1998, the ESOP held 57,205 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

       On July 28, 1999 the Board of Directors adopted a shareholders' rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65. The rights expire on July 27, 2009. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15% or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 9 - EMPLOYEE BENEFIT PLANS

       The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 10% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 1999, 1998 and 1997 were approximately $152,000, $135,000 and $121,000, respectively.

       Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 1999, 1998 and 1997 were $224,000, $177,000 and $166,000, respectively.

Ollig Utilities Company had a deferred compensation agreement with two of its former officers that the Company has assumed. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company incurred no expense under this agreement in 1999 or 1997. The Company's 1998 expense under the plan was $143,000. Payments made under the agreement in 1999, 1998 and 1997 were $93,000, $93,000 and $47,500, respectively.

NOTE 10 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $270,000, $300,000 and $264,000 in 1999, 1998 and 1997, respectively.

Employees of the Company also participated in a joint self-funded medical insurance program with employees of CSI through August, 1999. Costs paid by the Company into this program were $429,000, $595,000, and $535,000 in 1999, 1998 and 1997, respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $428,000 and $645,000 at December 31, 1999 and 1998, respectively.

NOTE 11 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:


                                                Hector         Alliance      Consolidated
                                          ------------      ------------     ------------
Year Ended December 31, 1999
Revenues                                  $  8,794,489      $ 25,322,827     $ 34,117,316
Costs and expenses                           7,159,071        15,904,009       23,063,080
                                          ------------      -------------    ------------
Operating income                             1,635,418         9,418,818       11,054,236
Interest expense                            (1,279,386)       (5,303,150)      (6,582,536)
Partnership and LLC loss                      (259,588)          (75,949)        (335,537)
Interest and dividend income                   198,559           917,539        1,116,098
Gain on sale of marketable securities                         13,203,062       13,203,062
                                          ------------      ------------     ------------
Income before income taxes                $    295,003      $ 18,160,320     $ 18,455,323
                                          ============      ============     ============

Depreciation and Amortization             $  2,616,879      $  5,930,740     $  8,547,619
                                          ============      ============     ============

Total Assets                              $ 29,141,485      $137,655,202     $166,796,687
                                          ============      ============     ============

Capital Expenditures                      $  2,901,944      $  4,639,982     $  7,541,926
                                          ============      ============     ============


                                                Hector         Alliance      Consolidated
                                          ------------      ------------     ------------
Year Ended December 31, 1998
Revenues                                  $  7,886,758      $ 23,951,936      $ 31,838,694
Costs and expenses                           5,886,884        15,304,923        21,191,807
                                          ------------      ------------     ------------
Operating income                             1,999,874         8,647,013       10,646,887
Interest expense                            (1,835,244)       (5,479,909)      (7,315,153)
Partnership and LLC income                      60,665           822,431          883,096
Investment income                              199,094           409,977          609,071
Gain on sale of marketable securities                            965,069          965,069
Gain on sale of cellular partnership                           4,817,498        4,817,498
                                          ------------      ------------     ------------
Income before income taxes                $    424,389      $ 10,182,079     $ 10,606,468
                                          ============      ============     ============

Depreciation and Amortization             $  2,068,701      $  5,712,509     $  7,781,210
                                          ============      ============     ============

Total Assets                              $ 26,215,059      $124,464,728     $150,679,787
                                          ============      ============     ============

Capital Expenditures                      $  2,651,776      $  7,064,359     $  9,716,135
                                          ============      ============     ============

                                                Hector         Alliance      Consolidated
                                          ------------      ------------     ------------
Year Ended December 31, 1997

Revenues                                  $  7,356,830     $ 21,509,535      $ 28,866,365
Costs and expenses                           5,477,058       13,635,899        19,112,957
                                          ------------      ------------     ------------
Operating income                             1,879,772        7,873,636         9,753,408
Interest expense                            (2,059,948)      (4,737,406)       (6,797,354)
Partnership and LLC income                     259,050        1,049,296         1,308,346
Investment income                              169,878          455,704           625,582
Gain on sale of marketable securities        1,495,999                          1,495,999
                                          ------------      ------------     ------------
Income before income taxes                $  1,744,751      $ 4,641,230      $  6,385,981
                                          ============      ============     ============

Depreciation and Amortization             $  1,973,699      $ 5,336,031      $  7,309,730
                                          ============      ============     ============

Total Assets                              $ 25,917,132      $113,373,824     $139,290,956
                                          ============      ============     ============

Capital Expenditures                      $  2,316,025      $  2,379,276     $  4,695,301
                                          ============      ============     ============

 (b)  SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                    Quarter Ended

                                       March 31    June 30    Sept 30     Dec 31
--------------------------------------------------------------------------------
                           1999

Revenues                                $ 8,319    $ 8,724    $ 8,935    $ 8,139
Operating income                          2,826      3,347      3,130      1,752
Net income                                  755        719      2,232      3,773
Basic net income per share              $   .28    $   .26    $   .65    $  1.07
Diluted net income per share            $   .22    $   .22    $   .57    $   .95

                           1998

Revenues                                $ 7,249    $ 8,023    $ 8,027    $ 8,539
Operating income                          2,449      2,928      2,992      2,278
Net income                                  434        778        874      1,824
Basic net income per share              $   .21    $   .34    $   .34    $   .69
Diluted net income per share            $   .16    $   .25    $   .26    $   .50




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 18, 2000 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

         The   following    Consolidated    Financial   Statements   of   Hector
Communications Corporation and subsidiaries appear at pages 26 to 42 herein:

         Independent Auditors' Report for the years ended
         December 31, 1999, 1998 and 1997

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule                                Page Herein
         ----------------------------                                -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statement
         schedule for the years ended December 31, 1999,
         1998 and 1997                                                    47

         Schedule I - Condensed Financial Information of Registrant      48-51

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         Separate financial statements of Midwest Wireless Communications LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09. 52-65

(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 67 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1999

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 28, 2000                   /s/ Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

Signature                  Title                                  Date

/s/Curtis A. Sampson       Chairman of the Board of Directors,    March 28, 2000
-----------------------    Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren       President, Chief Operating Officer,    March 28, 2000
----------------------     and Director
Steven H. Sjogren

/s/Paul N. Hanson          Vice President, Treasurer and          March 28, 2000
-----------------------    Director
Paul N. Hanson

/s/Charles A. Braun        Chief Financial Officer and            March 28, 2000
-----------------------    Principal Accounting Officer
Charles A. Braun

/s/Charles R. Dickman      Director                               March 28, 2000
-----------------------
Charles R. Dickman

/s/Jjames O. Ericson       Director                               March 28, 2000
-----------------------
James O. Ericson

/s/Paul A. Hoff            Director                               March 28, 2000
-----------------------
Paul A. Hoff

/s/Wayne E. Sampson        Director                               March 28, 2000
-----------------------
Wayne E. Sampson

/s/Edward E. Strickland    Director                               March 28, 2000
-----------------------
Edward E. Strickland

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1999



                        --------------------------------
                          FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 16, 2000, included the related financial statement schedule as listed in item 14(a)2. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota

February 16, 2000


                                  HECTOR COMMUNICATIONS CORPORATION
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
                                            BALANCE SHEETS
                                                                                 December 31
                                                                       -------------------------------
                                                                               1999              1998
                                                                       -------------     -------------
Assets:
  Cash                                                                                    $      8,024
  Investment in subsidiaries                                            $ 41,255,044        30,297,399
  Other current assets                                                       464,374           159,219
  Property, plant and equipment, net                                          92,548            88,603
  Accounts with subsidiaries                                               2,157,388         5,809,257
  Other investments                                                          449,582           616,286
  Deferred debenture issue costs                                                               371,311
  Other assets                                                                25,000
                                                                       -------------     -------------
Total Assets                                                            $ 44,443,936      $ 37,350,099
                                                                       =============     =============

Liabilities and Stockholders' Equity:
  Cash overdraft                                                        $     29,931
  Accounts payable                                                           257,787      $    387,242
  Other current liabilities                                                  430,588           379,684
  Current portion of long-term debt                                          183,000         2,171,000
  Long-term debt                                                           3,560,712        11,691,852
  Stockholders' equity:
    Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:

      Convertible Series A, 229,300 and 342,800
        shares issued and outstanding                                        229,300           342,800
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,574,712 and
      2,661,062 shares issued and outstanding                                 35,747            26,611
    Additional paid-in capital                                            13,274,444         6,326,441
    Retained earnings                                                     23,115,945        15,636,764
    Accumulated other comprehensive income                                 3,326,482           387,705
                                                                       -------------     -------------
Total Liabilities and Stockholders' Equity                              $ 44,443,936      $ 37,350,099
                                                                       =============     =============


                                            HECTOR COMMUNICATIONS CORPORATION
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
                                      STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                     Year Ended December 31
                                                                       --------------------------------------------------
                                                                               1999              1998               1997
                                                                       -------------     -------------      -------------
Revenues:
  Sales                                                                 $    303,779      $    286,569        $   287,345

Expenses:
  Operating expenses                                                         116,466           103,164             90,464
  Amortization of goodwill                                                    34,721            41,245             52,126
  Gain on sale of marketable securities                                                                        (1,464,409)
  Interest expense, net                                                      719,739         1,329,491          1,571,655
  Income tax expense (benefit)                                              (170,504)         (412,835)            24,315
                                                                       -------------     -------------      -------------
    Total expenses                                                           700,422         1,061,065            274,151

Income (loss) before equity in earnings of
  subsidiaries                                                              (396,643)         (774,496)            13,194

Equity in earnings of subsidiaries                                         7,875,824         4,684,739          2,707,559
                                                                       -------------     -------------      -------------
Net income                                                                 7,479,181         3,910,243          2,720,753

Other comprehensive income (loss):

  Unrealized holding gains of subsidiaries on marketable
    securities                                                            20,784,075           492,287          1,754,213
  Reclassification adjustment for gains of subsidiaries
    included in net income                                               (13,203,062)         (965,069)        (1,495,999)
                                                                       -------------     -------------      -------------
Other comprehensive income (loss) before
  income taxes                                                             7,581,013          (472,782)           258,214
                                                                       -------------     -------------     -------------
Income tax expense related to unrealized holding gains
  of subsidiaries on marketable securities                                 8,450,555           189,519            752,667
Income tax benefit related to reclassification adjustment for
  gains of subsidiaries included in net income                            (5,368,207)         (371,529)          (641,877)
                                                                       -------------     -------------     -------------

Income tax expense (benefit) related to items of other
  comprehensive income                                                     3,082,348          (182,010)           110,790
Minority interest in other comprehensive income
  of subsidiaries                                                          1,559,887
                                                                       -------------     -------------      -------------

Other comprehensive income (loss)                                          2,938,778          (290,772)           147,424
                                                                       -------------     -------------      -------------

Comprehensive income                                                    $ 10,417,959      $  3,619,471        $ 2,868,177
                                                                       =============     =============      =============


                                            HECTOR COMMUNICATIONS CORPORATION
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
                                   --------------------------------------------------

                                                STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31
                                                                       --------------------------------------------------
                                                                               1999              1998               1997
                                                                       -------------     -------------      -------------
Cash flows from operating activities:

 Net income                                                              $ 7,479,181       $ 3,910,243        $ 2,720,753
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:

    Gain on sale of marketable securities                                                                      (1,464,409)
    Noncash patronage refund                                                 (12,569)
    Equity in earnings of subsidiaries                                    (7,875,824)       (4,684,739)        (2,707,559)
    Dividends from subsidiaries                                                              1,671,639            527,444
    Depreciation and amortization                                            190,151           272,326            304,700
    Changes in assets and liabilities:
     Decrease (increase) in other current assets                            (310,195)          (90,163)           186,866
     Decrease (increase) in accounts with subsidiaries                     3,651,869        (2,935,762)          (428,294)
     Increase in cash overdraft                                               29,931
     Increase (decrease) in accounts payable                                (129,455)          240,890            (19,803)
     Increase (decrease) in other current liabilities                        213,616          (103,691)          (166,479)
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) operating activities                       3,236,705        (1,719,257)        (1,046,781)

Cash flows from investing activities:

  Purchases of property, plant and equipment                                 (44,214)          (10,167)           (71,485)
  Cash investments in affiliates                                             (18,600)
  Purchases of other investments                                                              (342,171)          (169,737)
  Cash proceeds from other investments                                         2,897                            1,646,900
  Purchases of other assets                                                  (25,000)
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) investing activities                         (84,917)         (352,338)         1,405,678

Cash flows from financing activities:

  Issuance of debt                                                                           5,996,281
  Repayment of long-term debt                                             (3,626,140)       (4,519,429)        (2,000,000)
  Issuance of common stock                                                   466,328           489,703          1,575,107
  ESOP shares allocated                                                                         63,095             58,000
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) financing activities                      (3,159,812)        2,029,650           (366,893)
                                                                       -------------     -------------      -------------

Net decrease in cash and cash equivalents                                     (8,024)          (41,945)            (7,996)

Beginning cash and cash equivalents                                            8,024            49,969             57,965
                                                                       -------------     -------------      -------------
Ending cash and cash equivalents                                         $        -        $     8,024        $    49,969
                                                                       =============     =============      =============

Supplemental disclosures of cash flow information:

  Interest paid                                                          $   890,545       $ 1,231,676        $ 1,420,884
  Income taxes paid                                                          168,500            45,000            450,000

              NOTES TO CONDENSED FINANCIAL STATEMENT OF REGISTRANT

Note 1 - Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K, Part II, Item 8.

Note 2 - Cash Dividends from Subsidiaries

The Registrant received dividends from its subsidiaries of $1,671,639 and $527,444 in 1998 and 1997, respectively. No dividends were received in 1999.

Note 3 - Long Term Debt

                                                             December 31
                                                      --------------------------
                                                            1999           1998
                                                      -----------    -----------
Notes payable to Rural Telephone
  Finance Cooperative, in quarterly installments,
  interest rate of 6.95%, due 2013                    $ 3,743,712    $ 3,914,852
Convertible subordinated debentures, payable to
  debentureholders, interest rate of 8.5%                              7,948,000
Notes payable on line of credit from Rural
  Telephone Finance Cooperative                                        2,000,000
                                                      -----------    -----------
                                                        3,743,712     13,862,852
Less current portion                                      183,000      2,171,000
                                                      -----------    -----------
                                                      $ 3,560,712    $11,691,852
                                                      ===========    ===========


The annual requirements for principal payments on notes payable and long-term debt are as follows:

                             2000    $ 183,000
                             2001      195,000
                             2002      209,000
                             2003      223,000
                             2004      238,000

                     MIDWEST WIRELESS COMMUNICATIONS L.L.C.

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        Report of Independent Accountants

To the Board of Managers

Midwest Wireless Communications L.L.C.:



In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Communications L.L.C. (a subsidiary of Midwest Wireless Holdings L.L.C.) (the Company) and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP


February 4, 2000


                                        Midwest Wireless Communications L.L.C.
                                  (A Subsidiary of Midwest Wireless Holdings, L.L.C.)
                                     Consolidated Statements of Financial Position

                                            At December 31, 1999 and 1998

Assets                                                                                 1999                 1998
                                                                             ------------------   ------------------

Current assets:
   Cash and cash equivalents                                                     $   1,378,350        $   3,147,979
   Restricted cash                                                                   1,000,000
   Marketable securities                                                                                  3,946,270
   Accounts receivable, less allowance for doubtful accounts of
        $258,120 and $282,287in 1999 and 1998, respectively                          4,326,962            4,228,358
   Due from Parent                                                                     321,218
   Inventories                                                                       2,519,796            1,624,026
   Other                                                                               527,482              352,624
                                                                             ------------------   ------------------

      Total current assets                                                          10,073,808           13,299,257

Property, cellular plant and equipment, net                                         43,997,663           34,078,742
FCC licenses, net                                                                   16,514,927           16,736,528
Investments in cooperatives                                                          2,201,408            1,548,287
Deferred acquisition costs                                                           1,046,824              125,000
                                                                             ------------------   ------------------

      Total assets                                                               $  73,834,630        $  65,787,814
                                                                             ==================   ==================


                         Liabilities and Members' Equity

Current liabilities:
   Current portion of long-term debt                                             $   2,426,350        $   1,279,048
   Accounts payable                                                                  3,029,225            6,212,502
   Accrued commissions                                                                 818,592              615,757
   Accrued liabilities                                                               3,862,594            3,676,552
                                                                             ------------------   ------------------

      Total current liabilities                                                     10,136,761           11,783,859

Other liabilities                                                                    1,156,949              517,491
Revolving loan                                                                       2,000,000
Long-term debt                                                                      26,334,775           15,648,092
                                                                             ------------------   ------------------

      Total liabilities                                                             39,628,485           27,949,442

Commitments

Members' equity                                                                     34,206,145           37,838,372
                                                                             ------------------   ------------------

      Total liabilities and members' equity                                      $  73,834,630        $  65,787,814
                                                                             ==================   ==================

                           The  accompanying  notes are an integral  part of the
financial statements.


                     Midwest Wireless Communications L.L.C.
               (A Subsidiary of Midwest Wireless Holdings, L.L.C.)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998

                                                      1999                1998
                                                --------------------------------

Operating revenues:
    Retail service                              $40,009,007         $33,403,860
    Roamer service                               11,671,572          12,393,902
    Equipment sales                               5,651,878           3,321,271
                                               -------------       -------------

                                                 57,332,457          49,119,033
                                               -------------       -------------

Operating expenses:
    Operations and maintenance                   10,636,197          10,054,893
    Cost of equipment sold                        5,683,363           3,897,151
    Depreciation                                  7,528,105           4,707,905
    Amortization                                    494,381             481,392
    Selling, general and administrative          14,314,802          11,024,317
    Home roamer costs                             1,699,261           1,353,930
                                               -------------       -------------

                                                 40,356,109          31,519,588
                                               -------------       -------------

      Operating income                           16,976,348          17,599,445
                                               -------------       -------------

Other income (expense):
    Equity loss on Switch 2000                                         (710,330)
    Interest expense                             (1,291,817)           (890,930)
    Interest and dividend income                    230,760             711,388
    Other                                            46,733             262,375
                                               -------------       -------------

                                                 (1,014,324)           (627,497)
                                               -------------       -------------

Net income                                     $ 15,962,024        $ 16,971,948
                                               =============       =============

    The accompanying notes are an integral part of the financial statements.

                     Midwest Wireless Communications, L.L.C.
               (A Subsidiary of Midwest Wireless Holdings, L.L.C.)
              Consolidated Statement of Changes in Members' Equity
                 For the Years Ended December 31, 1999 and 1998

                                                                           Total

                                       Capital    Accumulated         Members'
                                  Contributions       Income          Equity

Balance, December 31, 1997        $15,748,194     $13,855,048      $29,603,242

Redemption of units                   (11,416)       (119,438)        (130,854)

Distributions to members                           (8,605,964)      (8,605,964)

Net income                                         16,971,948       16,971,948
                                 -------------   -------------    -------------

Balance, December 31, 1998         15,736,778      22,101,594       37,838,372

Redemption of units                (1,012,261)    (11,751,826)     (12,764,087)

Distributions to members                           (6,830,164)      (6,830,164)

Net income                                         15,962,024       15,962,024
                                 -------------   -------------    -------------

Balance, December 31, 1999        $14,724,517     $19,481,628      $34,206,145
                                 =============   =============    =============

    The accompanying notes are an integral part of the financial statements.


                (A Subsidiary of Midwest Wireless Holdings, L.L.C.)
                      Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 1999 and 1998

                                                                       1999               1998
                                                                --------------------------------
Cash flows from operating activities:

    Net income                                                  $ 15,962,024       $ 16,971,948
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Provision for bad debts                                         58,775            266,901
      Management fee to Parent                                       396,033
      Depreciation                                                 7,582,105          4,707,905
      Amortization                                                   494,381            481,392
      Loss on disposal of equipment                                  390,567
      Equity loss on investment in Switch 2000                                          710,330
      Appreciation rights                                            639,458            322,244
      Accretion of discount on marketable securities                (124,204)          (210,403)
      Changes in assets and liabilities:
        Accounts receivable                                         (157,379)            53,732
        Due from Parent                                             (717,251)
        Inventories                                                 (895,770)          (853,409)
        Accounts payable                                          (4,479,112)          (994,241)
        Accrued liabilities                                          388,877            761,884
        Other                                                       (174,858)           (25,207)
                                                                -------------      -------------
      Net cash provided by operating activities                   19,363,646         22,193,076
                                                                -------------      -------------

Cash flows from investing activities:

    Payments for property, cellular plant and equipment          (16,581,238)       (11,514,175)
    Purchases of marketable securities                            (6,679,526)       (12,794,926)
    Proceeds received upon maturity of marketable securities      10,750,000         14,970,930
    Purchase of Switch 2000 interests                                                  (383,330)
    Purchase of FCC licenses                                        (287,300)          (385,696)
    Purchases of cooperative stock                                  (653,121)        (1,150,092)
    Payments for deferred acquisition costs                         (921,824)          (125,000)
    Restriction of cash                                           (1,000,000)
                                                                -------------      -------------
      Net cash used in investing activities                      (15,373,009)       (11,382,289)
                                                                -------------      -------------

Cash flows from financing activities:

    Proceeds on revolving loan                                     2,000,000
    Proceeds on long-term debt borrowings                         13,368,420         16,372,239
    Payments on long-term debt                                    (1,534,435)       (17,361,509)
    Distributions to members                                      (6,830,164)        (8,605,964)
    Redemption of units                                          (12,764,087)          (130,854)
                                                                -------------      -------------
       Net cash used in financing activities                      (5,760,266)        (9,726,088)
                                                                -------------      -------------

Net change in cash and cash equivalents                           (1,769,629)         1,084,699

Cash and cash equivalents, beginning of year                       3,147,979          2,063,280
                                                                -------------      -------------
Cash and cash equivalents, end of year                          $  1,378,350       $  3,147,979
                                                                =============      =============

Supplemental disclosure:
    Cash paid during the year for interest                      $  1,156,323       $  1,015,834

       The accompanying notes are an integral part of the financial statements.


Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements

1.       Organization and Significant Accounting Policies

       Organization and Basis of Consolidation

       Midwest Wireless Communications L.L.C. (the Company) is a Delaware limited liability company organized to provide cellular communications services in certain service areas within the State of Minnesota. The latest date the Company may be dissolved is December 31, 2034.

       On November 29, 1999, certain members which held an 86% interest in the Company exchanged their interests for a 100% interest in Midwest Wireless Holdings L.L.C. (the Parent).

       Consolidation

       The consolidated financial statements of the Company include its subsidiary, Switch 2000 L.L.C. (Switch 2000) as of December 31, 1999, and from the date of acquisition (October 1, 1998) to December 31, 1998 (see
       Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

       Revenue Recognition

       Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes other service revenues from equipment installations, equipment sales and connection fees when earned.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

       Concentration of Credit Risk

       The Company provides cellular service and cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days. Credit losses related to customers have been within management's expectations.

       Cash and Cash Equivalents

       For the purpose of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements

       Marketable Securities

       Marketable securities which the Company has the positive intent and ability to hold to maturity are stated at cost adjusted for the accretion of discounts computed under a method which approximates the interest method. The market value approximated amortized cost at December 31, 1998. Unrealized gains and losses were not significant.

       Cellular Telephone Inventories

       Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Consistent with industry practice, losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

       Property, Cellular Plant and Equipment

       Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from one to fifteen years.

       Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

       Income Taxes

       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       Advertising

       Advertising costs are expensed as incurred. Total advertising expenses were $1,754,394 and $1,412,628 for the years ended December 31, 1999 and 1998, respectively.

       Federal Communications Commission (FCC) Licenses

       FCC licenses are recorded at fair market value and are amortized on a straight-line basis over lives ranging from 10 to 39 years.

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements

2.     Select Account Information

       Restricted Cash

       At June 29, 1999, the Company signed a letter of intent to acquire certain cellular properties. In connection with the pending acquisition, the Company deposited $1,000,000 into an escrow account. Currently, other subsidiaries of the Company's Parent are expected to complete the acquisitions in the first quarter of 2000. Upon closing of the acquisition or in the event that the acquisition fails to occur on or before June 30, 2000, the restricted funds will be released to the Company. If the Company materially breaches the acquisition agreement, the restricted cash will be released to the seller.

       Deferred Acquisition Costs

       During 1999, the Company paid certain external deferred acquisition costs of $1,046,824 on behalf of the Parent in connection with the pending acquisition of certain cellular properties. Upon closing of the acquisitions, these costs will be allocated to the Parent and the Company will record a receivable due from the Parent.

       Property, Cellular Plant and Equipment

                                           1999                1998
                                    -------------        ------------

      Lnnd                           $ 1,696,989         $ 1,442,308
      Plant in service                56,271,401          49,641,677
      Plant under construction         8,453,176           3,112,679
                                    -------------        ------------
                                      66,421,566          54,196,664
      less accumulated depreciation  (22,423,903)        (20,117,922)
                                    -------------        ------------

                                     $43,997,663         $34,078,742
                                    =============        ============

       At December 31, 1999 and 1998, accounts payable includes $1,295,835 and $5,100,282, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $243,973 and $248,377 for the years ended December 31, 1999 and 1998, respectively.

       FCC Licenses

                                          1999                 1998
                                    -------------        ------------

      Cellular license               $17,505,700         $17,505,700
      LMDS licenses                      357,696             357,696
      PCS licenses                       287,300
      Other                                                   28,000
                                    -------------        ------------

                                      18,150,696          17,891,396
      Less accumulated amortization   (1,635,769)         (1,154,868)
                                    -------------        ------------

                                     $16,514,927         $16,736,528
                                    =============        ============

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements


3.     Investment in Switch 2000

       Switch 2000 provided switching and interconnection services to the Company through December 31, 1998. During the period January 1, 1998, through September 30, 1998, the Company had ownership and voting interests in Switch 2000 of 45.55%. Accordingly, during this period, this investment was accounted for using the equity method of accounting.

       During September and October of 1998, the Company gained 100% ownership interest in Switch 2000 by acquiring the remaining equity interest in Switch 2000 for a purchase price of $383,330 in cash and equipment with a fair market value of $700,277. The acquisition was accounted for under the purchase method of accounting; accordingly, the assets and liabilities of Switch 2000, principally cellular plant and equipment, were recorded at fair value. The cellular plant and equipment acquired is being depreciated over a period of two years.

       Effective June 30, 1997, Switch 2000 and the Company entered into a Management Agreement which expired on December 31, 1997. The Company continued to provide management services to Switch 2000 through September 30, 1998. Under the terms of the Management Agreement, Switch 2000 retained the services of the Company to manage the operations of Switch 2000, including administration of transport and switching services and other general business operations. Switch 2000 was required to pay a management fee equal to the total costs incurred by the Company related to the management of Switch 2000. Total management fees paid to the Company during 1998 were $196,000.

       Switch 2000, in turn, allocated management fees and certain other expenses, primarily network costs, to its owners, which included the Company. Amounts billed to the Company totaled approximately $1,802,000 for the period from January 1, 1998, to September 30, 1998.

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements


4.     Members' Capital

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

       Under the Agreement, no member may transfer or sell any units unless the board of managers approves the terms of such transfer or sale. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

       The Agreement also contains the right of co-sale under which no member may transfer its units to an acquiring person, as defined in the Agreement, who after such transfer would be an acquiring person without assuring that each of the other members may participate in the transfer of units under the same terms and conditions. The right of co-sale would terminate in the event the Company completes a sale of securities pursuant to a securities act or if the Company's market capitalization would exceed $200,000,000.

       Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person.

5.     Debt

       Effective July 29, 1998, the Company entered into an agreement (the Agreement) with the Rural Telephone Finance Cooperative (the Cooperative) to refinance the indebtedness of the Company. Proceeds in the amount of $16,372,239 received under the Agreement were used to pay the entire outstanding principal balance on the previous debt.

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements


       The Agreement includes a term note with principal and interest payable in quarterly installments beginning October 31, 1998, with final maturity in 2008. The Agreement provides the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on the Cooperative's cost of capital and is adjusted monthly. At December 31, 1999, the Company had borrowings of $7,476,259 outstanding that accrue interest at a variable rate and $8,171,831 outstanding but accrue interest at a fixed rate of 5.75%. The variable rate was 6.95% at December 31, 1999.

       In addition, the Agreement provides for an acquisition note of up to $36,842,105. Advances under the acquisition note are subject to the Cooperative's review and of the Company's acquisition plan and any regulatory approval required to accomplish the contemplated acquisition. Borrowings under the acquisition note are subject to the same interest rate terms as the term note. The acquisition note becomes due ten years after the date of the initial borrowing, at which time the outstanding principal and interest are due. At December 31, 1999, $13,113,035 was outstanding under the acquisition note at the variable rate of 6.95%.

       The Agreement also provides for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The revolving loan expires on July 29, 2003, at which time the outstanding principal and interest are due. At December 31, 1999 and 1998, there were $2,000,000 of outstanding borrowings under the revolving loan. The prime rate was 8.5% at December 31, 1999.

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

       Maturities of long-term debt are as follows:

                         2000                           $  2,426,350
                         2001                              2,583,994
                         2002                              2,571,912
                         2003                              5,110,777
                         2004                              3,121,304
                         Thereafter                       14,946,788
                                                        -------------
                                                        $ 30,761,125
                                                        =============

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements


6.     Commitments

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 1999, are as follows:

                         2000                           $    622,932
                         2001                                368,874
                         2002                                275,101
                         2003                                172,839
                         2004                                140,943
                         Thereafter                        1,566,101
                                                        -------------
                                                        $  3,146,790
                                                        =============

       Rental expense was $666,765 and $433,550 for the years ended December 31, 1999 and 1998, respectively.

7.     Cell Site Sharing Agreements

       The Company is subject to an agreement with a partnership located in Wisconsin, to jointly operate common cellular base station facilities (Cell Sites) in Nelson and Fountain City, Wisconsin and Red Wing, Minnesota. Under the agreement, both parties agreed to share: the costs to construct the Cell Sites, selected ongoing costs of operation, and roamer revenues attributable to the Cell Sites.

       The  Company  has  included  its  proportionate   share  of  the  assets,
       liabilities, revenues and expenses of the Cell Sites in its financial statements. As of December 31, 1999 and 1998, these assets were approximately $1,161,000 and $769,000 and liabilities were approximately $-0- and $800, respectively. For the years ended December 31, 1999 and 1998, revenues were approximately $557,000 and $573,000 and operating expenses were approximately $78,000 and $275,000, respectively.

8.     Due from Parent

       During 1999, the Company entered into a services agreement with its Parent. Under the terms of the Agreement, the Parent provides certain services to the Company including consulting, constructing cell sites, switching and billing services. During the year ended December 31, 1999, the Company was charged $396,033 for these services. In addition, the Company advanced $717,251 to the Parent for initial funding of the Parent's operations. The net $321,218 is reflected as due from the Parent on the statement of financial position as of December 31, 1999.

Midwest Wireless Communications L.L.C.
(A Subsidiary of Midwest Wireless Holdings L.L.C.)
Notes to Consolidated Financial Statements

9.     Employee Benefits

       The Company established the Midwest Wireless Communications L.L.C. 401(k) Profit Sharing Plan and Trust (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $185,909 and $128,219 for the years ended December 31, 1999 and 1998, respectively. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $210,606 and $155,286 for the years ended December 31, 1999 and 1998, respectively.

       Effective January 1, 1997, the Company established the Midwest Wireless Communications L.L.C. Appreciation Rights Plan (the Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on the change in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. The Company recognized $639,458 and $322,244 in compensation expense related to the Plan for the years ended December 31, 1999 and 1998, respectively.

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 1999

                           --------------------------

                                    EXHIBITS

--------------------------------------------------------------------------------

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1999

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

   10.7    Flexible Benefit Plan            Filed as Exhibit 10.7 to the 1993
                                            Form 10-K and incorporated herein
                                            by reference.

   10.8    Form of Rights Agreement dated   Filed as Exhibit 1 to the Company's
           as of July 27, 1999 between the  Form 8-A on August 9, 1999 and
           Company and Norwest Bank,        incorporated herein by reference.
           Minnesota, National Association

   10.9    1999 Stock Plan                  Filed by the Company on Form S-8 on
                                            December 3, 1999 and incorporated
                                            herein by reference.

   11      Calculation of Earnings          Filed herewith at page 68.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 69.

   23      Independent Auditors' Consent    Filed herewith at page 70.

   24      Power of Attorney                Included in signatures at page 45.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.


                                      HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                          EXHIBIT 11
                                              CALCULATION OF EARNINGS PER SHARE

                                                                                          Year Ended December 31
                                                                              ------------------------------------------------
Basic:                                                                             1999               1998              1997
-------                                                                       -----------        -----------       -----------

Net income                                                                    $ 7,479,181        $ 3,910,243       $ 2,720,753
                                                                              ===========        ===========       ===========

Common shares:

  Weighted average number of common shares outstanding                          3,095,028          2,402,794         1,901,508
  Number of unallocated shares held by ESOP                                             0                  0            (8,930)
                                                                              -----------        -----------       -----------
                                                                                3,095,028          2,402,794         1,892,578
                                                                              ===========        ===========       ===========

Net income per common share                                                   $      2.42        $      1.63       $      1.44
                                                                              ===========        ===========       ===========

Diluted:
-------------

Net income                                                                    $ 7,479,181        $ 3,910,243       $ 2,720,753
Interest on convertible debentures, net of tax                                    265,783            620,594           758,616
                                                                              -----------        -----------       -----------
  Adjusted net income                                                         $ 7,744,964        $ 4,530,837       $ 3,479,369
                                                                              ===========        ===========       ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding                          3,095,028          2,402,794         1,901,508
  Assumed conversion of convertible
    debentures into common stock                                                  431,152          1,119,683         1,423,125
  Dilutive effect of convertible preferred shares outstanding                     321,961            352,867           378,100
  Dilutive effect of stock options outstanding after
     application of treasury stock method                                          73,965             45,441            36,130
  Dilutive effect of Employee Stock

    Purchase Plan shares subscribed                                                   688              4,664             2,455
  Dilutive effect of warrants outstanding                                          21,734             11,623
  Weighted average number of
    unallocated shares held by ESOP                                                                                     (8,930)
                                                                              -----------        -----------       -----------
                                                                                3,944,528          3,937,072         3,732,388
                                                                              ===========        ===========       ===========

Diluted net income per share                                                  $      1.96        $      1.15       $       .93
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

Loretel Systems, Inc., Sleepy Eye Telephone Company, Sioux Valley Telephone Company, Hills Telephone Company, Felton Telephone Company, Ollig Utilities Company, OU Connection, Inc., Aurora Cable TV, Inc., Loretel Financial Systems, Inc., Hastad Engineering Co. and Valley Cablevision of SD, Inc. are 100% owned by Alliance Telecommunications Corporation.

The financial statements of these subsidiaries are included in the Consolidated Financial Statements of Hector Communications Corporation.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 3-65176, 33-87888, 333-45971, 333-45975 and 333-92063 of
Hector  Communications  Corporation  of our  report  dated  February  16,  2000, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 1999.

/s/ Olsen Thielen and Co., Ltd.
--------------------------------
Olsen Thielen and Co., Ltd.
March 28, 2000
St. Paul, Minnesota