Form 10-Q
period 2000-03-31
HECTOR COMMUNICATIONS CORP
filed 2000-05-15
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 2000
                               ------------------------------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------

Commission File Number:   0-18587
                          -------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                                          .....      .....

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    Outstanding at April 30, 2000
------------------------                           -----------------------------
Common Stock, par value                                        3,680,051
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

                          PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                     March 31      December 31
Assets:                                                 2000             1999
                                                 -------------    -------------
Current assets:
  Cash and cash equivalents                      $  19,266,025    $  27,055,772
  Construction fund                                    265,497          283,604
  Accounts receivable, net                           7,608,779        4,854,365
  Materials, supplies and inventories                  657,761          616,985
  Prepaid expenses                                     112,244          171,432
                                                 -------------    -------------
    Total current assets                            27,910,306       32,982,158

Property, plant and equipment                       85,709,692       84,620,435
  less accumulated depreciation                    (35,163,063)     (33,210,402)
                                                 -------------    -------------
    Net property, plant and equipment               50,546,629       51,410,033

Other assets:
  Excess of cost over net assets acquired, net      51,011,187       51,405,010
  Marketable securities                             12,210,031       12,218,303
  Wireless telephone investments                     9,563,145        9,688,981
  Other investments                                  9,621,453        8,768,797
  Other assets                                         374,834          323,405
                                                 -------------    -------------
    Total other assets                              82,780,650       82,404,496
                                                 -------------    -------------
Total Assets                                     $ 161,237,585    $ 166,796,687
                                                 =============    =============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion
   of long-term debt                             $   5,694,100    $   5,607,100
  Accounts payable                                   3,827,370        2,481,507
  Accrued expenses                                   1,982,254        2,184,626
  Income taxes payable                               1,815,046        3,973,019
                                                 -------------    -------------
    Total current liabilities                       13,318,770       14,246,252

Long-term debt, less current portion                84,818,792       86,281,656
Deferred investment tax credits                        115,362          140,386
Deferred income taxes                                7,782,635        9,435,515
Deferred compensation                                  873,853          897,113
Minority stockholders interest in Alliance
  Telecommunications Corp.                          15,776,712       15,813,847

Stockholders' Equity                                38,551,461       39,981,918
                                                 -------------    -------------
Total Liabilities and Stockholders' Equity       $ 161,237,585    $ 166,796,687
                                                 =============    =============

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                   Three Months Ended March 31
                                                 ------------------------------
                                                        2000             1999
                                                 -------------    -------------
Revenues:
  Local network                                  $   1,491,384    $   1,345,549
  Network access                                     4,851,504        4,879,818
  Billing and collection                               141,717          193,898
  Nonregulated activities                            1,032,991          972,915
  Cable television revenues                            970,120          927,379
                                                 -------------    -------------
    Total revenues                                   8,487,716        8,319,559

Costs and expenses:
  Plant operations                                   1,192,842        1,104,755
  Depreciation and amortization                      2,356,367        1,993,646
  Customer operations                                  466,368          478,250
  General and administrative                         1,340,152        1,222,519
  Other operating expenses                             934,496          694,262
                                                 -------------    -------------
    Total costs and expenses                         6,290,225        5,493,432

Operating income                                     2,197,491        2,826,127

Other income and (expenses):
  Interest expense                                  (1,533,012)      (1,672,708)
  Gain on sales of marketable securities             1,622,191          803,364
  Interest and dividend income                         383,322          194,426
  Partnership and LLC income (loss)                    273,059         (165,028)
                                                 -------------    -------------
    Other income (expense), net                        745,560         (839,946)

Income before income taxes                           2,943,051        1,986,181

Income tax expense                                   1,300,000          850,000
                                                 -------------    -------------

Income before minority interest                      1,643,051        1,136,181

Minority interest in earnings of
  Alliance Telecommunications Corporation              438,235          380,757
                                                 -------------    -------------

Net income                                       $   1,204,816    $     755,424
                                                 -------------    -------------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                          (862,001)       1,037,917
  Less: reclassification adjustment for gains
    included in net income                          (1,622,191)        (803,364)
                                                 -------------    -------------
Other comprehensive income (loss) before
  income taxes and minority interest                (2,484,192)         234,553
Income tax expense (benefit) related to
  unrealized holding gains (losses)
  on marketable securities                            (345,375)         415,167
Income tax expense (benefit) related to
  reclassification adjustment for gains
  included in net income                              (649,956)        (321,346)
Minority interest in other comprehensive loss
  of Alliance Telecommunications Corporation          (475,370)
                                                 -------------    -------------
Other comprehensive income (loss)                   (1,013,491)         140,732
                                                 -------------    -------------
Comprehensive income                             $     191,325    $     896,156
                                                 =============    =============

Basic net income per share                       $         .33    $         .28
Diluted net income per share                     $         .30    $         .22

                 See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                           Accumulated

                                    Preferred Stock       Common Stock  Additional                              Other
                                   ----------------  -----------------    Paid-in    Retained    Treasury Comprehensive
                                    Shares   Amount     Shares  Amount    Capital    Earnings       Stock      Income         Total
                                   ------- --------  --------- ------- ----------- ----------- -----------  ----------  -----------
BALANCE at December 31, 1998       342,800 $342,800  2,661,062 $26,611 $ 6,326,441 $15,636,764 $       -    $ 387,705   $22,720,321
 Net income                                                                          7,479,181                            7,479,181
 Issuance of common stock under
  Employee Stock Purchase Plan                          14,890     149     104,267                                          104,416
 Issuance of common stock under
  Employee Stock Option Plan                            43,675     437     361,475                                          361,912
 Issuance of common stock in
  exchange for preferred stock    (113,500)(113,500)   113,500   1,135     112,365                                                0
 Issuance of common stock from
  exercise of outstanding warrants                       8,742      87         (87)                                               0
 Conversion of convertible

  debetures into common stock                          730,438   7,304   6,350,007                                        6,357,311
 Issuance of common stock to ESOP                        2,405      24      19,976                                           20,000
 Change in unrealized gains on
  marketable securities, net of
  deferred taxes                                                                                             2,938,777    2,938,777
                                   ------- --------  --------- ------- ----------- ----------- -----------  ----------  -----------
BALANCE at December 31, 1999       229,300  229,300  3,574,712  35,747  13,274,444  23,115,945         -     3,326,482   39,981,918
 Net income                                                                          1,204,816                            1,204,816
 Issuance of common stock under
  Employee Stock Option Plan                             1,400      14       9,574                                            9,588
 Issuance of common stock in
  exchange for preferred stock      (7,600)  (7,600)     7,600      76       7,524                                                0
 Issuance of common stock from
  exercise of outstanding warrants                      88,311     883     756,417                                          757,300
 Issuance of common stock to ESOP                        6,928      69      96,923                                           96,992
 Investment by Alliance subsidiary
  in Hector common stock (171,425
  shares)                                                               (2,485,662)             (2,485,662)
 Change in unrealized gains on
  marketable securities, net of
  deferred taxes                                                                                            (1,013,491)  (1,013,491)
                                   ------- --------  --------- ------- ----------- ----------- -----------  ----------  -----------
BALANCE at March 31, 2000          221,700 $221,700  3,678,951 $36,789 $14,144,882 $24,320,761 $(2,485,662) $2,312,991  $38,551,461
                                   ======= ========  ========= ======= =========== =========== ===========  ==========  ===========

                See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                  Three Months Ended March 31
                                                 ------------------------------
                                                        2000            1999
                                                 -------------    -------------
Cash Flows from Operating Activities:
  Net income                                     $   1,204,816    $     755,424
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                    2,356,367        2,023,351
    Minority stockholders' interest in earnings
      of Alliance Telecommunications Corporation       438,235          380,757
    Gain on sales of marketable securities          (1,622,191)        (803,364)
    Loss (income) from partnership and
      LLC investments                                 (273,059)         165,028
    Proceeds from wireless telephone investments       198,096          160,924
    Changes in assets and liabilities:
      Increase in accounts receivable                  301,664       (1,254,116)
      Increase in materials, supplies
        and inventories                                (40,776)         (51,982)
      Decrease in prepaid expenses                      59,188           35,257
      Increase in accounts payable                   1,345,863          765,759
      Increase (decrease) in accrued expenses         (105,380)           9,978
      Decrease in income taxes payable              (2,157,973)      (1,201,696)
      Decrease in deferred investment credits          (25,024)         (40,293)
      Decrease in deferred taxes                      (657,549)         (37,199)
      Decrease in deferred compensation                (23,260)         (23,261)
                                                 -------------    -------------
    Net cash provided by operating activities          999,017          884,567

Cash Flows from Investing Activities:
  Capital expenditures, net                         (1,089,257)        (681,368)
  Sales of marketable securities                     1,005,042        1,133,597
  Purchases of marketable securities                (4,506,003)
  Decrease (increase) in construction fund              18,107       (2,854,119)
  Purchases of wireless telephone investments         (183,273)        (667,953)
  Purchases of other investments                      (877,431)        (605,860)
  Increase in other assets                             (61,311)        (108,729)
                                                 -------------    -------------
    Net cash used in investing activities           (5,694,126)      (3,784,432)

Cash Flows from Financing Activities:
  Repayment of long-term debt                       (1,375,864)      (3,198,129)
  Proceeds from issuance of notes payable
    and long-term debt                                                3,241,634
  Issuance of common stock                             766,888            3,750
  Treasury stock purchased by Alliance subsidiary   (2,485,662)
                                                 -------------    -------------
    Net cash provided by (used in)
    financing activities                            (3,094,638)          47,255
                                                 -------------    -------------
Net Decrease in Cash and Cash Equivalents           (7,789,747)      (2,852,610)
Cash and Cash Equivalents at Beginning of Period    27,055,772       14,686,034
                                                 -------------    -------------
Cash and Cash Equivalents at End of Period       $  19,266,025    $  11,833,424
                                                 =============    =============

Supplemental disclosures of cash flow information:

  Interest paid during the period                $   1,555,068    $   1,743,968
  Income taxes paid during the period                3,477,240        2,101,550
                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 2000 and the statements of income and comprehensive income and the statements of cash flows for the periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                                         Gross         Gross
                                    Unrealized    Unrealized          Fair
                          Cost           Gains        Losses         Value

March 31, 2000       $6,550,273     $5,681,528    $  (21,770)   $12,210,031
December 31, 1999     4,074,353      8,174,811       (30,861)    12,218,303

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                                     Accumulated

                            Net        Deferred                     Other
                     Unrealized          Income      Minority  Comprehensive
                          Gains           Taxes      Interest      Income

March 31, 2000       $5,659,758     $(2,262,250)  $(1,084,517)  $2,312,991
March 31, 2000        8,143,950      (3,257,581)   (1,559,887)   3,326,482

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities (including receivable amounts of $2,647,000 at March 31, 2000) were $3,652,000 and $1,134,000 in the three-month periods ended March 31, 2000 and 1999, respectively. Gross realized gains on sales of these securities were $1,622,000 and $803,000 in the respective 2000 and 1999 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $283,000 and $265,000 for the three-month periods ended March 31, 2000 and 1999 respectively. During the first quarter of 2000, Midwest Wireless LLC acquired additional cellular properties expanding its service territory into Iowa and Wisconsin and increasing its population base by 520,000. At March 31, 2000, the Company owned 8.5% of Midwest Wireless Communications LLC.

Income from the Company's Wireless North LLC PCS investments was $14,000 in the first quarter of 2000 compared to a loss of $446,000 in the first quarter of 1999. During the first quarter of 2000, Touch America, Inc. purchased a 25% interest in Wireless North LLC, which is expected to grow to 79.5% by 2002. As a result of Touch America's investment, the Company's loan guarantees of Wireless North LLC's debt were reduced and any obligations to make future capital contributions were eliminated. At March 31, 2000, the Company owned 10.7% of Wireless North LLC.

The Company made additional cash investments of $183,000 and $668,000 in the respective 2000 and 1999 periods to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $198,000 and $161,000 in 2000 and 1999, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:


                                           Three Months Ended March 31, 2000              Three Months Ended March 31, 1999
                                          Hector        Alliance   Consolidated          Hector       Alliance    Consolidated
                                      -----------   ------------   ------------      -----------   ------------   ------------
Revenues                              $ 2,270,452   $  6,217,264   $  8,487,716      $ 2,005,440   $  6,314,119   $  8,319,559
Costs and expenses                      1,793,081      4,497,144      6,290,225        1,637,751      3,855,681      5,493,432
                                      -----------   ------------   ------------      -----------   ------------   ------------
Operating income                          477,371      1,720,120      2,197,491          367,689      2,458,438      2,826,127
Interest expense                         (257,690)    (1,275,322)    (1,533,012)        (396,006)    (1,276,702)    (1,672,708)
Interest and dividend income               79,074        304,248        383,322           40,874        153,552        194,426
Gain on sale of marketable securities                  1,622,191      1,622,191                         803,364        803,364
Partnership and LLC income (loss)         174,812         98,247        273,059          (92,228)       (72,800)      (165,028)
                                      -----------   ------------   ------------      -----------   ------------   ------------
Income before income taxes            $   473,567   $  2,469,484   $  2,943,051      $   (79,671)  $  2,065,852   $  1,986,181
                                      ===========   ============   ============      ===========   ============   ============

Depreciation and Amortization         $   702,612   $  1,653,755   $  2,356,367      $   607,805   $  1,385,841   $  1,993,646
                                      ===========   ============   ============     ============   ============   ============

Capital Expenditures                  $   289,579   $    799,678   $  1,089,257      $   255,530   $    425,838   $    681,368
                                      ===========   ============   ============      ===========   ============   ============

Total Assets                          $29,326,117   $132,706,880   $162,032,997      $26,186,764   $125,384,231   $151,570,995
                                      ===========   ============   ============      ===========   ============   ============

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Three Months Ended March 31, 2000 Compared to

                        Three Months Ended March 31, 1999

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At March 31, 2000, these subsidiaries provided telephone service to 7,281 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 30 cable television systems serving 4,912 customers in 36 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and Onvoy, Inc. (formerly MEANS).

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At March 31, 2000, Alliance, through its five local exchange telephone subsidiaries, provided telephone service to 28,767 customers in 26 rural communities in Minnesota, South Dakota and Iowa. Alliance's 16 cable television systems provided cable television services to 8,180 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments  in  Midwest  Wireless  LLC,  Wireless  North  LLC  and  Onvoy,  own
marketable securities portfolios with investments in mutual funds and telecommunications providers Illuminet Holdings, Inc. and Rural Cellular Corporation, and have other investments.

Consolidated revenues increased 2% from $8,320,000 in 1999 to $8,488,000 in 2000. The revenue breakdown by operating group was as follows:

                                   Alliance                     Hector
                       Three Months Ended March 31   Three Months Ended March 31
                                 2000        1999             2000        1999
                            ----------  ----------       ----------  ----------
Local network               $1,071,415  $  954,762       $  419,969  $  390,787
Network access               3,559,983   3,766,263        1,291,521   1,113,555
Billing and collection         103,841     153,874           37,876      40,024
Nonregulated activities        886,680     863,882          146,311     109,033
Cable television               595,345     575,338          374,775     352,041
                            ----------  ----------       ----------  ----------
                            $6,217,264  $6,314,119       $2,270,452  $2,005,440
                            ==========  ==========       ==========  ==========

Consolidated local service revenues increased $146,000 or 11%. The increase was due to growth in access lines served (36,048 at March 31, 2000) and increased extended area service (EAS) revenues. Alliance's South Dakota exchanges added EAS to Sioux Falls in March 1999. Access line growth was due to increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Network access revenues decreased $28,000 or 1%. Alliance's access revenues were negatively affected by the addition of EAS to Sioux Falls. The Company also believes that many communications formerly made via long distance services are now occurring over the internet, which depresses access revenues. Access revenues for Hector's wholly owned subsidiaries benefited from increased universal service funds.

Nonregulated revenues increased $60,000 or 6% due to increased internet subscriber revenues. The Company now has more than 2,500 internet customers. Cable television revenues increased $43,000 or 5% due to rate increases charged to customers. Billing and collection revenues decreased $52,000.

Consolidated operating costs and expenses grew from $5,493,000 in 1999 to $6,290,000 in 2000, an increase of $797,000 or 15%. Costs and expenses by operating group were as follows:

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     Alliance                   Hector
                         Three Months Ended March 31 Three Months Ended March 31
                                   2000        1999         2000        1999
                              ----------  ----------   ----------  ----------
Plant operations              $  897,451  $  827,573   $  295,391  $  277,182
Depreciation and amortization  1,653,755   1,385,841      702,612     607,805
Customer operations              389,546     401,323       76,822      76,927
General and administrative       984,956     856,571      355,196     365,948
Other operating expenses         571,436     384,373      363,060      09,889
                              ----------  ----------   ----------  ----------
                              $4,497,144  $3,855,681   $1,793,081  $1,637,751
                              ==========  ==========   ==========  ==========


Consolidated plant operations expenses increased $88,000 or 8%, due to increases in the Company's customer base. Depreciation and amortization increased $363,000 or 18% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses decreased $12,000, or 2%. General and administrative expenses increased $118,000 or 10%. Other operating expenses increased $240,000 or 35% due to increased cable television expenses and increased internet service expenses. Consolidated operating income decreased $629,000 or 22%.

Interest expenses decreased $140,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second quarter of 1999. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt.

Alliance had gains on sales of marketable securities of $1,622,000 and $803,000 in 2000 and 1999, respectively. During the first three months of 2000, Alliance sold 51,000 shares of US West Communications, Inc. in open market transactions. Interest and dividend income increased $189,000 due to investment of the proceeds from the marketable securities sales. The Company had income from partnership and LLC investments of $273,000 for the 2000 period compared to losses of $165,000 in 1999 (Note 3).

Income before income taxes increased from $1,986,000 in 1999 to $2,943,000 in 2000. The Company's effective income tax rate of 44% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings increased 45% from $1,136,000 in 1999 to $1,643,000 in 2000. Minority interests in earnings of Alliance were $438,000 compared to $381,000 in 1999. Net income increased 59% to $1,205,000 in 2000 compared to $755,000 in 1999.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the three-month periods were $999,000 and $885,000 in 2000 and 1999, respectively. The increase in operating cash flow was due to increased net income, increased noncash expenses and increased accounts payable which offset increases in accounts receivable and decreases in income taxes payable and deferred income taxes. At March 31, 2000, the Company's cash, cash equivalents, short-term investments and marketable securities totaled $31,476,000 compared to $39,274,000 at December 31, 1999. Alliance's cash and securities were $24,334,000 of this total. Working capital at March 31, 2000 was $14,592,000 compared to $18,736,000 at December 31, 1999.
The current ratio was 2.1 to 1 at March 31, 2000.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2000 and 1999 three-month periods were $290,000 and $255,000, respectively. Alliance's plant additions in the same periods were $800,000 and $426,000, respectively. Plant additions for 2000 for Hector and Alliance are expected to total $1,894,000 and $5,500,000, respectively, and will provide customers with additional advanced switching services and expand usage of high capacity fiber optics in the telephone network.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000 ($2,647,000 of which was receivable at March 31, 2000). In the first quarter of 1999, Alliance received $1,134,000 from sales of Media One Group, Inc. common stock. Proceeds from these sales have been invested in mutual funds and interest bearing bank accounts, pending the need for funds in the Company's operations.

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems are in start-up mode and have incurred significant losses. From its inception through February 2000, the Company invested $2,486,000 of cash and guaranteed $1,373,000 of debt in Wireless North. In March 2000, Touch America, Inc. purchased a 25% interest in Wireless North which is expected to grow to 79.5% in 2002. Under terms of the agreement with Touch America, Inc., the Company's liability for guarantees of Wireless North's debt have been reduced, and the Company has no obligation to make future capital contributions. The Company expects its ownership interest in Wireless North, which was 13.36% on December 31, 1999, to be reduced to 2.74% in 2002.

The Company received $767,000 from issuances of common stock in the first quarter of 2000. Cash receipts were principally due to exercises of warrants issued to the underwriters of the Company's 1995 convertible debenture offering. No warrants remain outstanding as of March 31, 2000. In March 2000, a subsidiary of Alliance purchased 171,425 shares of the Company's common stock at market price of $2,486,000.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company was a member of investor groups which unsuccessfully sought to acquire rural telephone properties offered for sale by GTE and U.S. West Communications in 1999. The Company cannot predict if it will be successful in acquiring additional properties in the future.

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

--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES



                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

----------------------------


Item 6(a).  Exhibits

--------------------
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Exhibits and Reports on Form 8-K.
---------------------------------------------
None.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           Hector Communications Corporation

                                           By /s/Charles A. Braun
                                           ---------------------------------
                                           Charles A. Braun
                                           Chief Financial Officer
Date:  May 15, 2000

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11

                        CALCULATION OF EARNINGS PER SHARE

                                                  Three Months Ended March 31
                                                -------------------------------
Basic:                                                2000               1999
-------                                         -----------          ----------

Net income                                      $ 1,204,816          $  755,424
                                                ===========          ==========

Common shares:

  Weighted average number of commo
   shares outstanding                             3,630,584           2,662,756
                                                ===========          ==========

Net income per common share                     $       .33          $      .28
                                                ===========          ==========

Diluted:
-------------

Net income                                      $ 1,204,816          $  755,424
Interest on convertible debentures                                      119,160
                                                -----------          ----------
  Adjusted net income                           $ 1,204,816          $  874,584
                                                ===========          ==========

Common and common equivalent shares:

  Weighted average number of common
    shares outstanding                            3,630,584           2,662,756
  Assumed conversion of convertible
    debentures into common stock                                        894,150
  Dilutive effect of convertible preferred
    shares outstanding                              221,700             342,800
  Dilutive effect of stock options outstanding
     after application of treasury stock method     112,800              32,577
  Dilutive effect of Employee Stock

    Purchase Plan shares subscribed                   2,517               3,402
  Dilutive effect of warrants outstanding                                 1,173
                                                -----------          ----------
                                                  3,967,601           3,936,858
                                                ===========          ==========

Diluted net income per share                    $       .30          $      .22
                                                ===========          ==========