Form 10-Q
period 2000-06-30
HECTOR COMMUNICATIONS CORP
filed 2000-08-14
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 2000
                               ------------------------------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to
                               -----------------------------------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO
                                         -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                  Outstanding at July 31, 2000
-----------------------------------                ----------------------------
     Common Stock, par value                                3,509,252
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

                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements


                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                             June 30            December 31
Assets:                                                                         2000                   1999
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  15,709,791          $  27,055,772
  Short term investments                                                     238,708
  Construction fund                                                          327,176                283,604
  Accounts receivable, net                                                 4,928,061              4,854,365
  Materials, supplies and inventories                                        720,468                616,985
  Prepaid expenses                                                            68,476                171,432
                                                                        ------------           ------------
    Total current assets                                                  21,992,680             32,982,158

Property, plant and equipment                                             92,400,276             84,620,435
  less accumulated depreciation                                          (37,400,925)           (33,210,402)
                                                                        ------------           ------------
    Net property, plant and equipment                                     54,999,351             51,410,033

Other assets:
  Excess of cost over net assets acquired, net                            56,266,339             51,405,010
  Marketable securities                                                    6,207,352             12,218,303
  Wireless telephone investments                                          12,319,861              9,688,981
  Other investments                                                       10,541,245              8,768,797
  Other assets                                                               348,834                323,405
                                                                        ------------           ------------
    Total other assets                                                    85,683,631             82,404,496
                                                                        ------------           ------------
Total Assets                                                           $ 162,675,662          $ 166,796,687
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   5,956,400          $   5,607,100
  Accounts payable                                                         2,264,401              2,481,507
  Accrued expenses                                                         2,145,708              2,184,626
  Income taxes payable                                                       821,818              3,973,019
                                                                        ------------           ------------
    Total current liabilities                                             11,188,327             14,246,252

Long-term debt, less current portion                                      86,746,039             86,281,656
Deferred investment tax credits                                               94,002                140,386
Deferred income taxes                                                      8,351,233              9,435,515
Deferred compensation                                                        900,592                897,113
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                16,117,926             15,813,847

Stockholders' Equity                                                      39,277,543             39,981,918
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                             $ 162,675,662          $ 166,796,687
                                                                        ============           ============

                              See notes to consolidated financial statements.



                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                         (unaudited)

                                                         Three Months Ended June 30                 Six Months Ended June 30
                                                       ------------------------------           -------------------------------
                                                             2000               1999                  2000                1999
                                                       -----------        -----------           -----------         -----------
Revenues:
  Local network                                        $ 1,666,845        $ 1,522,746           $ 3,158,229         $ 2,868,295
  Network access                                         5,317,658          4,956,162            10,169,162           9,835,980
  Billing and collection                                   184,952            223,257               326,669             417,155
  Nonregulated activities                                1,175,934          1,075,951             2,208,925           2,048,866
  Cable television revenues                                997,477            945,441             1,967,597           1,872,820
                                                       -----------        -----------           -----------         -----------
    Total revenues                                       9,342,866          8,723,557            17,830,582          17,043,116

Costs and expenses:
  Plant operations                                       1,283,130          1,048,771             2,475,972           2,153,526
  Depreciation and amortization                          2,473,295          2,045,733             4,829,662           4,039,379
  Customer operations                                      555,995            522,258             1,022,363           1,000,508
  General and administrative                             1,390,371          1,121,339             2,730,523           2,343,858
  Other operating expenses                                 866,903            638,722             1,801,399           1,332,984
                                                       -----------        -----------           -----------         -----------
    Total costs and expenses                             6,569,694          5,376,823            12,859,919          10,870,255

Operating income                                         2,773,172          3,346,734             4,970,663           6,172,861

Other income and (expenses):
  Interest expense                                      (1,560,445)        (1,801,762)           (3,093,457)         (3,474,470)
  Gain on sales of marketable securities                                      178,910             1,622,191             982,274
  Interest and dividend income                             326,093            142,736               709,415             337,162
  Partnership and LLC income (loss)                        455,023            (54,478)              728,082            (219,506)
                                                       -----------        -----------           -----------         -----------
    Other income (expense), net                           (779,329)        (1,534,594)              (33,769)         (2,374,540)

Income before income taxes                               1,993,843          1,812,140             4,936,894           3,798,321

Income tax expense                                         851,000            788,000             2,151,000           1,638,000
                                                       -----------        -----------           -----------         -----------

Income before minority interest                          1,142,843          1,024,140             2,785,894           2,160,321

Minority interest in earnings of
  Alliance Telecommunications Corporation                  292,129            305,470               730,364             686,227
                                                       -----------        -----------           -----------         -----------

Net income                                             $   850,714        $   718,670           $ 2,055,530         $ 1,474,094
                                                       -----------        -----------           -----------         -----------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                               255,494          2,613,191              (606,507)          3,651,108
  Less: reclassification adjustment for gains
    included in net income                                                   (178,910)           (1,622,191)           (982,274)
                                                       -----------        -----------           -----------         -----------
Other comprehensive income (loss) before income taxes
  and minority interest                                    255,494          2,434,281            (2,228,698)          2,668,834
Income tax expense (benefit) related to unrealized
  holding gains (losses) on marketable securities          108,582          1,045,277              (236,793)          1,460,444
Income tax benefit related to reclassification
  adjustment for gains included in net income                                 (71,564)             (649,956)           (392,910)
Minority interest in other comprehensive loss of
  Alliance Telecommunications Corporation                   49,085                                 (426,285)
                                                       -----------        -----------           -----------         -----------
Other comprehensive income (loss)                           97,827          1,460,568              (915,664)          1,601,300
                                                       -----------        -----------           -----------         -----------
Comprehensive income                                   $   948,541        $ 2,179,238           $ 1,139,866         $ 3,075,394
                                                       ===========        ===========           ===========         ===========

Basic net income per share                             $       .24        $       .26           $       .58         $       .55
Diluted net income per share                           $       .22        $       .22           $       .53         $       .44

                                           See notes to  consolidated  financial
statements.



                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            Accumulated

                                         Preferred Stock        Common Stock       Additional                   Other
                                       -------------------  --------------------     Paid-in     Retained   Comprehensive
                                         Shares    Amount      Shares     Amount     Capital     Earnings      Income        Total
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at December 31, 1998            342,800  $ 342,800  2,661,062  $  26,611  $ 6,326,441  $15,636,764  $  387,705  $22,720,321
  Net income                                                                                     7,479,181                7,479,181
  Issuance of common stock under
    Employee Stock Purchase Plan                               14,890        149      104,267                               104,416
  Issuance of common stock under
    Employee Stock Option Plan                                 43,675        437      361,475                               361,912
  Issuance of common stock in
    exchange for preferred stock       (113,500)  (113,500)   113,500      1,135      112,365                                     0
  Issuance of common stock from
    exercise of outstanding warrants                            8,742         87          (87)                                    0
  Conversion of convertible debentures
    into common stock                                         730,438      7,304    6,350,007                             6,357,311
  Issuance of common stock to ESOP                              2,405         24       19,976                                20,000
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                               2,938,777                2,938,777
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at December 31, 1999            229,300    229,300  3,574,712     35,747   13,274,444   23,115,945   3,326,482   39,981,918
  Net income                                                                                     2,055,530                2,055,530
  Issuance of common stock under
    Employee Stock Option Plan                                 35,076        351      244,000                               244,351
  Issuance of common stock in
    exchange for preferred stock         (8,000)    (8,000)     8,000         80        7,920                                     0
  Issuance of common stock from
    exercise of outstanding warrants                           88,311        883      756,417                               757,300
  Issuance of common stock to ESOP                              6,928         69       96,923                                96,992
  Purchase and retirement of
    common stock                                             (204,425)    (2,044)  (1,608,375)  (1,332,465)              (2,942,884)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                            (915,664)    (915,664)
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at June 30, 2000                221,300  $ 221,300  3,508,602  $  35,086  $12.771.329  $23,839,010  $2,410,818  $39,277,543
                                       ========  =========  =========  =========  ===========  ===========  ==========  ===========


                                                           See notes to consolidated financial statements.


                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                                                        Six Months Ended June 30
                                                                      ---------------------------
                                                                            2000            1999
                                                                      -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                         $  2,055,530    $  1,474,094
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       4,829,662       4,154,539
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                      730,364         686,227
    Gain on sales of marketable securities                             (1,622,191)       (982,274)
    Loss (income) from partnership and LLC investments                   (728,082)        219,506
    Proceeds from wireless telephone investments                          742,691         299,859
    Changes in assets and liabilities net of effects of the
      acquisition of Hager Telecom, Inc.:
      Decrease (increase) in accounts receivable                           53,610        (816,468)
      Increase in materials, supplies and inventories                     (67,642)       (605,886)
      Decrease in prepaid expenses                                        107,493          93,257
      Increase (decrease) in accounts payable                            (386,625)      1,772,393
      Increase in accrued expenses                                          5,539         185,805
      Decrease in income taxes payable                                 (3,121,116)     (1,547,357)
      Decrease in deferred investment credits                             (46,384)        (80,075)
      Decrease in deferred taxes                                         (479,406)       (149,498)
      Increase (decrease) in deferred compensation                          3,479         (46,521)
                                                                      -----------     -----------
      Net cash provided by operating activities                         2,076,922       4,657,601

Cash Flows from Investing Activities:
  Capital expenditures, net                                            (3,736,267)     (2,832,245)
  Sales of marketable securities                                        9,910,447       1,655,506
  Purchases of marketable securities                                   (4,506,003)
  Increase in construction fund                                            (1,170)       (565,840)
  Purchases of wireless telephone investments                            (183,273)       (617,446)
  Purchases of other investments                                       (1,552,630)       (841,533)
  Increase in other assets                                                (21,421)         (7,363)
  Payment for purchase of Hager Telecom, Inc.,
    net of cash acquired                                               (8,592,640)
                                                                      -----------     -----------
      Net cash used in investing activities                            (8,682,957)     (3,208,921)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                          (2,798,713)     (5,955,898)
  Proceeds from issuance of notes payable and long-term debt                            3,892,634
  Issuance of common stock                                              1,001,651         266,625
  Purchase and retirement of common stock                              (2,942,884)
                                                                      -----------     -----------
    Net cash used in financing activities                              (4,739,946)     (1,796,639)
                                                                      -----------     -----------
Net Decrease in Cash and Cash Equivalents                             (11,345,981)       (347,959)
Cash and Cash Equivalents at Beginning of Period                       27,055,772      14,686,034
                                                                      -----------     -----------
Cash and Cash Equivalents at End of Period                           $ 15,709,791    $ 14,338,075
                                                                      ===========     ===========
Supplemental disclosures of cash flow information:

  Interest paid during the period                                    $  1,582,316    $  1,700,115
  Income taxes paid during the period                                   5,348,598       3,414,839

                             See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 2000 and the statements of income and comprehensive income and the statements of cash flows for the periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where indicated) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2000 and 1999 have been made.

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

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all of the outstanding common stock of Hager Telecom, Inc. for $9,124,500 of cash plus acquisition costs. In the acquisition, the following assets were acquired and liabilities assumed:

     Property, plant and equipment                               $  3,849,893
     Excess of cost over net assets acquired                        5,674,384
     Wireless telephone investments                                 2,500,000
     Long-term debt                                                (3,612,396)
     Deferred income taxes                                           (281,872)
     Other assets and liabilities                                   1,144,491
                                                                 ------------
        Total assets acquired                                       9,274,500
     Less cash and cash equivalents acquired                         (681,860)
                                                                 ------------
     Payment for Hager Telecom, Inc. net of cash acquired        $  8,592,640
                                                                 ============

The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired is being amortized over 25 years. The operations of Hager, which are not material to the Company's operations, have been included in consolidated results since the acquisition date.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of 2000. Based on an initial review, the Company does not expect it to have a significant effect on the financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                                            Gross          Gross
                                        Unrealized     Unrealized         Fair
                             Cost           Gains         Losses         Value

June 30, 2000          $   292,100      $5,936,386   $   (21,134)   $ 6,207,352
December 31, 1999        4,074,353       8,174,811       (30,861)    12,218,303

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                                     Accumulated

                              Net        Deferred                        Other
                        Unrealized        Income        Minority  Comprehensive
                            Gains          Taxes        Interest        Income

June 30, 2000           $5,915,252     $(2,370,832)  $(1,133,602)    $2,410,818
December 31, 1999        8,143,950      (3,257,581)   (1,559,887)     3,326,482

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $9,910,000 and $1,656,000 in the six-month periods ended June 30, 2000 and 1999, respectively. Gross realized gains on sales of these securities were $1,622,000 and $982,000 in the respective 2000 and 1999 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $675,000 and $681,000 for the six-month periods ended June 30, 2000 and 1999 respectively. During the first quarter of 2000, Midwest Wireless LLC acquired additional cellular properties expanding its service territory into Iowa and Wisconsin and increasing its population base by 520,000. At June 30, 2000, the Company owned 9.3% of Midwest Wireless Communications LLC.

Income from the Company's Wireless North LLC PCS investments was $14,000 in the first half of 2000 compared to a loss of $808,000 in the first half of 1999. During the first quarter of 2000, Touch America, Inc. purchased a 25% interest in Wireless North LLC, which is expected to grow to 79.5% by 2002. As a result of Touch America's investment, the Company's loan guarantees of Wireless North LLC's debt were reduced and any obligations to make future capital contributions were eliminated. At June 30, 2000, the Company owned 10.7% of Wireless North LLC.

The Company made additional cash investments of $183,000 and $617,000 in the respective 2000 and 1999 periods to support the operations of its wireless investments. Cash distributions received from wireless telephone investments were $743,000 and $300,000 in 2000 and 1999, respectively.

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information for the six-month periods ended June 30, 2000 and 1999 is as follows:


                                          Six Months Ended June 30, 2000               Six Months Ended June 30, 1999
                                          Hector      Alliance   Consolidated          Hector      Alliance   Consolidated
                                      -----------  ------------  ------------      -----------  ------------  ------------
Revenues                              $ 4,616,583  $ 13,213,999  $ 17,830,582      $ 4,204,931  $ 12,838,185  $ 17,043,116
Costs and expenses                      3,748,971     9,110,948    12,859,919        3,301,553     7,568,702    10,870,255
                                      -----------  ------------  ------------      -----------  ------------  ------------
Operating income                          867,612     4,103,051     4,970,663          903,378     5,269,483     6,172,861
Interest expense                         (499,382)   (2,594,075)   (3,093,457)        (863,152)   (2,611,318)   (3,474,470)
Interest and dividend income              167,973       541,442       709,415           91,730       245,432       337,162
Gain on sale of marketable securities                 1,622,191     1,622,191                        982,274       982,274
Partnership and LLC income (loss)         324,303       403,779       728,082          (89,332)     (130,174)     (219,506)
                                      -----------  ------------  ------------      -----------  ------------  ------------
Income before income taxes            $   860,506  $  4,076,388  $  4,936,894         $ 42,624  $  3,755,697  $  3,798,321
                                      ===========  ============  ============      ===========  ============  ============

Depreciation and Amortization         $ 1,403,423  $  3,426,239  $  4,829,662      $ 1,215,758  $  2,823,621  $  4,039,379
                                      ===========  ============  ============      ===========  ============  ============

Capital Expenditures                  $   525,070  $  3,211,197  $  3,736,267      $ 1,318,001  $  1,514,244  $  2,832,245
                                      ===========  ============  ============      ===========  ============  ============

Total Assets                          $28,452,670  $134,222,992  $162,675,662      $25,861,988  $127,728,912  $153,590,900
                                      ===========  ============  ============      ===========  ============  ============

Segment information for the three-month periods ended June 30, 2000 and 1999 is as follows:


                                          Three Months Ended June 30, 2000             Three Months Ended June 30, 1999
                                          Hector      Alliance   Consolidated          Hector      Alliance   Consolidated
                                      -----------  ------------  ------------      -----------  ------------  ------------
Revenues                              $ 2,346,131  $  6,996,735  $  9,342,866      $ 2,199,491  $  6,524,066  $  8,723,557
Costs and expenses                      1,955,890     4,613,804     6,569,694        1,663,802     3,713,021     5,376,823
                                      -----------  ------------  ------------      -----------  ------------  ------------
Operating income                          390,241     2,382,931     2,773,172          535,689     2,811,045     3,346,734
Interest expense                         (241,692)   (1,318,753)   (1,560,445)        (467,146)   (1,334,616)   (1,801,762)
Interest and dividend income               88,899       237,194       326,093           50,856        91,880       142,736
Gain on sale of marketable securities                                       0                        178,910       178,910
Partnership and LLC income (loss)         149,491       305,532       455,023            2,896       (57,374)      (54,478)
                                      -----------  ------------  ------------      -----------  ------------  ------------
Income before income taxes            $   386,939  $  1,606,904  $  1,993,843        $ 122,295  $  1,689,845  $  1,812,140
                                      ===========  ============  ============      ===========  ============  ============

Depreciation and Amortization         $   700,811  $  1,772,484  $  2,473,295        $ 607,953  $  1,437,780  $  2,045,733
                                      ===========  ============  ============      ===========  ============  ============

Capital Expenditures                  $   235,491  $  2,411,519  $  2,647,010      $ 1,062,471  $  1,088,406  $  2,150,877
                                      ===========  ============  ============      ===========  ============  ============


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                   Six Months Ended June 30, 2000 Compared to

                         Six Months Ended June 30, 1999

                   ------------------------------------------

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At June 30, 2000, these subsidiaries provided telephone service to 7,395 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 29 cable television systems serving 4,809 customers in 35 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and Onvoy, Inc.

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At June 30, 2000, Alliance, through its six local exchange telephone subsidiaries, provided telephone service to 30,800 customers in 28 rural communities in Minnesota, South Dakota, Wisconsin and Iowa. Alliance's 16 cable television systems provided cable television services to 8,220 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless LLC, Wireless North LLC and Onvoy, own marketable securities portfolios with investments in mutual funds and telecommunications providers Illuminet Holdings, Inc. and Rural Cellular Corporation, and have other investments.

Effective June 9, 2000, Alliance acquired Hager Telecom, Inc. for $9,274,500. Hager provides local telephone service to 2,000 access lines in Hager City, Wisconsin. Hager also provides internet service to 2,500 customers, most of them in Red Wing, Minnesota. Hager also owns eight-tenths of one percent of Midwest Wireless, LLC and is an investor in other telecommunications ventures.

Consolidated revenues increased 5% from $17,043,000 in 1999 to $17,831,000 in 2000. The revenue breakdown by operating group was as follows:


                                        Alliance                               Hector
                                 Six Months Ended June 30             Six Months Ended June 30
                                     2000            1999                 2000            1999
                              ------------    ------------         ------------    ------------
Local network                 $  2,297,937    $  2,056,808         $    860,292    $    811,487
Network access                   7,623,755       7,532,228            2,545,407       2,303,752
Billing and collection             249,842         336,265               76,827          80,890
Nonregulated activities          1,823,139       1,756,487              385,786         292,379
Cable television                 1,219,326       1,156,397              748,271         716,423
                              ------------    ------------         ------------    ------------
                              $ 13,213,999    $ 12,838,185         $  4,616,583    $  4,204,931
                              ============    ============         ============    ============

Consolidated local service revenues increased $290,000 or 10%. The increase was due to growth in access lines served (38,195 at June 30, 2000), increased extended area service (EAS) revenues and the acquisition of Hager. Alliance's South Dakota exchanges added EAS to Sioux Falls in March 1999. Access line growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services and the acquisition of Hager. Network access revenues increased $333,000 or 3%. Revenue growth was due to increased special access revenues and increased universal service fund support for high-cost companies. Alliance's access revenues were negatively affected by the addition of EAS to Sioux Falls. The Company also believes that many communications formerly made via long distance services are now occurring over the internet, which depresses access revenues.

Nonregulated revenues increased $160,000 or 8% due to increased internet subscriber revenues. With the acquisition of Hager, the Company now has more than 5,000 internet customers. Cable television revenues increased $95,000 or 5% due to rate increases charged to customers. Billing and collection revenues decreased $90,000.

Consolidated operating costs and expenses grew from $10,870,000 in 1999 to $12,860,000 in 2000, an increase of $1,990,000 or 18%. Costs and expenses by operating group were as follows:


                                        Alliance                              Hector
                                 Six Months Ended June 30             Six Months Ended June 30
                                     2000            1999                 2000            1999
                              ------------    ------------         ------------    ------------
Plant operations              $  1,875,849    $  1,601,800         $    600,123    $    551,726
Depreciation and amortization    3,426,239       2,823,621            1,403,423       1,215,758
Customer operations                869,712         845,845              152,651         154,663
General and administrative       1,846,522       1,589,367              884,001         754,491
Other operating expenses         1,092,626         708,069              708,773         624,915
                              ------------    ------------         ------------    ------------
                              $  9,110,948    $  7,568,702         $  3,748,971    $  3,301,553
                              ============    ============         ============    ============

Consolidated plant operations expenses increased $322,000 or 15%, due to increases in the Company's customer base. Depreciation and amortization increased $790,000 or 20% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $22,000, or 2%. General and administrative expenses increased $387,000 or 16%. Other operating expenses increased $468,000 or 35% due to increased cable television expenses and increased internet service expenses. Consolidated operating income decreased $1,202,000 or 19%.

Interest expenses decreased $381,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second quarter of 1999. Interest expenses also decreased due to principal payments made on the Company's long-term debt.

Alliance had gains on sales of marketable securities of $1,622,000 and $982,000 in 2000 and 1999, respectively. During the first three months of 2000, Alliance sold 51,000 shares of US West Communications, Inc. in open market transactions. Interest and dividend income increased $372,000 due to investment of the proceeds from the marketable securities sales. The Company had income from partnership and LLC investments of $728,000 for the 2000 period compared to losses of $220,000 in 1999 (Note 3).

Income before income taxes increased from $3,798,000 in 1999 to $4,937,000 in 2000. The Company's effective income tax rate of 44% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings increased 29% from $2,160,000 in 1999 to $2,786,000 in 2000. Minority interests in earnings of Alliance were $730,000 compared to $686,000 in 1999. Net income increased 39% to $2,055,000 in 2000 compared to $1,474,000 in 1999.

                  Three Months Ended June 30, 2000 Compared to

                        Three Months Ended June 30, 1999

Consolidated revenues increased 7% from $8,724,000 in 1999 to $9,343,000 in 2000. The revenue breakdown by operating group was as follows:


                                        Alliance                              Hector
                               Three Months Ended June 30           Three Months Ended June 30
                                     2000            1999                 2000            1999
                              ------------    ------------         ------------    ------------
Local network                 $  1,226,522    $  1,102,046         $    440,323    $    420,700
Network access                   4,063,772       3,765,965            1,253,886       1,190,197
Billing and collection             146,001         182,391               38,951          40,866
Nonregulated activities            936,459         892,605              239,475         183,346
Cable television                   623,981         581,059              373,496         364,382
                              ------------    ------------         ------------    ------------
                              $  6,996,735    $  6,524,066         $  2,346,131    $  2,199,491
                              ============    ============         ============    ============

Consolidated local service revenues increased $144,000 or 9%. The increase was due to growth in access lines served (38,195 at June 30, 2000) and the acquisition of Hager. Network access revenues increased $361,000 or 7%. Revenue growth was due to increased special access revenues and increased universal service fund support for high-cost companies.

Nonregulated revenues increased $100,000 or 9% due to increased internet subscriber revenues. Cable television revenues increased $52,000 or 6% due to rate increases charged to customers. Billing and collection revenues decreased $38,000.

Consolidated operating costs and expenses grew from $5,377,000 in 1999 to $6,570,000 in 2000, an increase of $1,193,000 or 22%. Costs and expenses by operating group were as follows:


                                        Alliance                              Hector
                               Three Months Ended June 30           Three Months Ended June 30
                                     2000            1999                 2000            1999
                              ------------    ------------         ------------    ------------
Plant operations              $    978,398    $    774,227         $    304,732    $    274,544
Depreciation and amortization    1,772,484       1,437,780              700,811         607,953
Customer operations                480,166         444,522               75,829          77,736
General and administrative         861,566         732,796              528,805         388,543
Other operating expenses           521,190         323,696              345,713         315,026
                              ------------    ------------         ------------    ------------
                              $  4,613,804    $  3,713,021         $  1,955,890    $  1,663,802
                              ============    ============         ============    ============

Consolidated plant operations expenses increased $234,000 or 22%, due to increases in the Company's customer base. Depreciation and amortization increased $428,000 or 21% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $34,000, or 6%. General and administrative expenses increased $269,000 or 24%. Other operating expenses increased $228,000 or 36% due to increased cable television expenses and increased internet service expenses. Consolidated operating income decreased $574,000 or 17%.

Interest expenses decreased $241,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second quarter of 1999. Interest expenses also decreased due to principal payments made on the Company's long-term debt.

Alliance had gains on sales of marketable securities of $179,000 in the 1999 period. Interest and dividend income increased $183,000 due to investment of the proceeds from marketable securities sales. The Company had income from partnership and LLC investments of $455,000 for the 2000 period compared to losses of $54,000 in 1999 (Note 3).

Income before income taxes increased from $1,812,000 in 1999 to $1,994,000 in 2000. Income before minority interest in Alliance's earnings increased 12% from $1,024,000 in 1999 to $1,143,000 in 2000. Minority interests in earnings of Alliance were $292,000 compared to $305,000 in 1999. Net income increased 18% to $851,000 in 2000 compared to $719,000 in 1999.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the six-month periods were $2,077,000 and $4,658,000 in 2000 and 1999, respectively. The decrease in operating cash flow was due to lower operating income and income tax payments made on 1999 marketable securities gains. At June 30, 2000, the Company's cash, cash equivalents, short-term investments and marketable securities totaled $22,156,000 compared to $39,274,000 at December 31, 1999. Alliance's cash and securities were $15,919,000 of the June 30, 2000 total. These balances are lower than at year-end due to funds used to acquire Hager Telecom, Inc. Working capital at June 30, 2000 was $11,804,000 compared to $18,736,000 at December 31, 1999. The current ratio was 2.1 to 1 at June 30, 2000.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2000 and 1999 six-month periods were $525,000 and $1,318,000, respectively. Alliance's plant additions in the same periods, excluding the acquisition of Hager, were $3,211,000 and $1,514,000, respectively. Plant additions for 2000 for Hector and Alliance are expected to total $1,894,000 and $5,500,000, respectively, and will provide customers with additional advanced switching services and expand usage of high capacity fiber optics in the telephone network.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000. In the first quarter of 1999, Alliance received $1,134,000 from sales of Media One Group, Inc. common stock. Proceeds from these sales were invested in mutual funds and interest bearing bank accounts, until being utilized in the acquisition of Hager Telecom, Inc.

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

The Company received $1,002,000 from issuances of common stock in the first half of 2000. Cash receipts were principally due to exercises of warrants issued to the underwriters of the Company's 1995 convertible debenture offering. No warrants remain outstanding. During the first half of 2000, the Company repurchased 204,425 shares of its common stock at market prices totaling $2,943,000.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In addition to the acquisition of Hager Telecom, Inc., the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnershipin 1998. The Company was a member of investor groups which unsuccessfully sought to acquire rural telephone properties offered for sale by GTE and U.S. West Communications in 1999. The Company cannot predict if it will be successful in acquiring additional properties in the future.

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

--------------------------------------------------------------------------------


                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 18, 2000 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 3,555,454 of which 3,295,427 were present either in person or by proxy. Shareholders re-elected board members Paul A. Hoff and Edward E. Strickland to three-year terms expiring at the 2002 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                        In Favor       Abstaining
         Paul A. Hoff                  3,284,580           10,847
         Edward E. Strickland          3,234,815           60,612

Board member Charles R. Dickman has retired and did not seek reelection to the Board.

Board members continuing in office are James O. Ericson, Paul N. Hanson and Wayne E. Sampson (whose terms expire at the 2001 Annual Meeting of Shareholders) and Curtis A. Sampson and Steven H. Sjogren (whose terms expire at the 2001 Annual Meeting of Shareholders).

Item 5.  Not Applicable

Item 6(a).  Exhibits

Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Exhibits and Reports on Form 8-K.

On June 9, 2000, the Company filed a Form 8-K related to the acquisition of Hager Telecom, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       Hector Communications Corporation

                                        By /s/ Charles A. Braun
                                           --------------------------------
                                               Charles A. Braun
                                               Chief Financial Officer

Date:  August 14, 2000


                                   HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                       EXHIBIT 11
                                            CALCULATION OF EARNINGS PER SHARE


                                                                 Three Months Ended June 30      Six Months Ended June 30
                                                                   ------------------------      ------------------------
Basic:                                                                  2000          1999           2000           1999
-------                                                            ----------    ----------      ----------    ----------
Net income                                                        $   850,714   $   718,670     $ 2,055,530   $ 1,474,094
                                                                   ==========    ==========      ==========    ==========

Common and common equivalent shares-
  Weighted average number of common shares outstanding              3,516,681     2,766,863       3,573,631     2,694,432
                                                                   ==========    ==========      ==========    ==========

Basic net income per share                                        $       .24   $       .26     $       .58   $       .55
                                                                   ==========    ==========      ==========    ==========

Diluted:
-------------
Net income                                                        $   850,714   $   718,670     $ 2,055,530   $ 1,474,094
Interest on convertible debentures                                                  158,916                       327,811
Amortization of debenture issue costs                                                85,455                       115,160
Income tax effect                                                                   (97,748)                     (177,188)
                                                                   ----------    ----------      ----------    ----------
  Adjusted net income                                             $   850,714   $   865,293     $ 2,055,530   $ 1,739,877
                                                                   ==========    ==========      ==========    ==========

Common and common equivalent shares:

  Weighted average number of common shares outstanding              3,516,681     2,766,863       3,573,631     2,694,432
  Assumed conversion of convertible debentures
    into common stock                                                               763,783                       849,272
  Dilutive effect of convertible preferred shares outstanding         221,700       341,997         224,570       342,397
  Dilutive effect of warrants outstanding                                            10,545                         6,141
  Dilutive effect of stock options outstanding after
    application of treasury stock method                               91,735        45,076          98,900        36,955
  Dilutive effect of Employee Stock Purchase Plan

    shares subscribed                                                   2,655         4,534           2,284         4,002
                                                                   ----------    ----------      ----------    ----------
                                                                    3,832,771     3,932,798       3,899,385     3,933,199
                                                                   ==========    ==========      ==========    ==========

Diluted net income per share                                      $       .22   $       .22     $       .53   $       .44
                                                                   ==========    ==========      ==========    ==========