Form 10-Q
period 2000-09-30
HECTOR COMMUNICATIONS CORP
filed 2000-11-14
CIK 863437

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

For the quarterly period ended                SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:   0-18587
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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                      -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 Outstanding at October 31, 2000
-----------------------------------              -------------------------------
  Common Stock, par value                                   3,520,400
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



                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                        September 30            December 31
Assets:                                                                         2000                   1999
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  15,529,531          $  27,055,772
  Short term investments                                                     218,244
  Construction fund                                                          328,263                283,604
  Accounts receivable, net                                                 4,678,557              4,854,365
  Materials, supplies and inventories                                        816,913                616,985
  Prepaid expenses                                                           199,363                171,432
                                                                        ------------           ------------
    Total current assets                                                  21,770,871             32,982,158

Property, plant and equipment                                             92,072,180             84,620,435
  less accumulated depreciation                                          (37,106,654)           (33,210,402)
                                                                        ------------           ------------
    Net property, plant and equipment                                     54,965,526             51,410,033

Other assets:
  Excess of cost over net assets acquired, net                            55,831,951             51,405,010
  Marketable securities                                                    3,799,987             12,218,303
  Wireless telephone investments                                          12,352,654              9,688,981
  Other investments                                                       10,757,854              8,768,797
  Other assets                                                               268,568                323,405
                                                                        ------------           ------------
    Total other assets                                                    83,011,014             82,404,496
                                                                        ------------           ------------
Total Assets                                                           $ 159,747,411          $ 166,796,687
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   5,956,400          $   5,607,100
  Accounts payable                                                         1,807,177              2,481,507
  Accrued expenses                                                         2,168,241              2,184,626
  Income taxes payable                                                       494,914              3,973,019
                                                                        ------------           ------------
    Total current liabilities                                             10,426,732             14,246,252

Long-term debt, less current portion                                      85,530,830             86,281,656
Deferred investment tax credits                                               73,016                140,386
Deferred income taxes                                                      7,388,286              9,435,515
Deferred compensation                                                        897,332                897,113
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                15,993,839             15,813,847

Stockholders' Equity                                                      39,437,376             39,981,918
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                             $ 159,747,411          $ 166,796,687
                                                                        ============           ============

                              See notes to consolidated financial statements.



              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                          Three Months Ended September 30           Nine Months Ended September 30
                                                         --------------------------------         ---------------------------------
                                                                2000               1999                  2000                1999
                                                         -------------       ------------         -------------        ------------
Revenues:
  Local network                                          $   1,783,868       $  1,556,028         $   4,942,097        $  4,424,323
  Network access                                             5,193,964          4,996,475            15,363,126          14,832,455
  Billing and collection                                       177,677            211,624               504,346             628,779
  Nonregulated activities                                    1,601,814          1,186,474             3,810,739           3,235,340
  Cable television revenues                                  1,001,070            984,035             2,968,667           2,856,855
                                                         -------------       ------------         -------------        ------------
    Total revenues                                           9,758,393          8,934,636            27,588,975          25,977,752

Costs and expenses:
  Plant operations                                           1,140,274            741,647             3,616,246           2,895,173
  Depreciation and amortization                              2,608,883          2,171,382             7,438,545           6,210,761
  Customer operations                                          586,872            580,267             1,609,235           1,580,775
  General and administrative                                 1,279,058          1,206,379             4,009,581           3,550,237
  Other operating expenses                                     965,278          1,105,432             2,766,677           2,438,416
                                                         -------------       ------------         -------------        ------------
    Total costs and expenses                                 6,580,365          5,805,107            19,440,284          16,675,362

Operating income                                             3,178,028          3,129,529             8,148,691           9,302,390

Other income and (expenses):
  Interest expense                                          (1,383,498)        (1,469,347)           (4,476,955)         (4,943,817)
  Gain on sales of marketable securities                                        3,472,200             1,622,191           4,454,474
  Interest and dividend income                                 234,741            438,234               944,156             775,396
  Partnership and LLC income (loss)                            443,886            141,494             1,171,968             (78,012)
                                                         -------------       ------------         -------------        ------------
    Other income (expense), net                               (704,871)         2,582,581              (738,640)            208,041

Income before income taxes                                   2,473,157          5,712,110             7,410,051           9,510,431

Income tax expense                                           1,093,000          2,427,000             3,244,000           4,065,000
                                                         -------------       ------------         -------------        ------------

Income before minority interest                              1,380,157          3,285,110             4,166,051           5,445,431

Minority interest in earnings of
  Alliance Telecommunications Corporation                      353,107          1,053,285             1,083,471           1,739,512
                                                         -------------       ------------         -------------        ------------

Net income                                               $   1,027,050       $  2,231,825         $   3,082,580        $  3,705,919
                                                         -------------       ------------         -------------        ------------

Other comprehensive income:
  Unrealized holding gains (losses)
    on marketable securities                                (2,407,365)         5,782,597            (3,013,872)          9,433,705
  Less: reclassification adjustment for gains
    included in net income                                                     (3,472,200)           (1,622,191)         (4,454,474)
                                                         -------------       ------------         -------------        ------------
Other comprehensive income (loss) before income taxes
  and minority interest                                     (2,407,365)         2,310,397            (4,636,063)          4,979,231
Income tax expense (benefit) related to unrealized
  holding gains (losses) on marketable securities             (962,947)         2,313,637            (1,199,740)          3,773,936
Income tax benefit related to reclassification
  adjustment for gains included in net income                                  (1,389,239)             (649,956)         (1,782,004)
Minority interest in other comprehensive income (loss)
  of Alliance Telecommunications Corporation                  (477,194)         1,076,686              (903,479)          1,076,686
                                                         -------------       ------------         -------------        ------------
Other comprehensive income (loss)                             (967,224)           309,313            (1,882,888)          1,910,613
                                                         -------------       ------------         -------------        ------------
Comprehensive income                                     $      59,826       $  2,541,138         $   1,199,692        $  5,616,532
                                                         =============       ============         =============        ============

Basic net income per share                               $         .29       $        .65         $         .87        $       1.26
Diluted net income per share                             $         .27       $        .57         $         .80        $       1.01

      See notes to consolidated financial statements.


                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                            Accumulated
                                         Preferred Stock        Common Stock       Additional                   Other
                                       -------------------  --------------------     Paid-in     Retained   Comprehensive
                                         Shares    Amount      Shares     Amount     Capital     Earnings      Income        Total
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at December 31, 1998            342,800  $ 342,800  2,661,062  $  26,611  $ 6,326,441  $15,636,764  $  387,705  $22,720,321
  Net income                                                                                     7,479,181                7,479,181
  Issuance of common stock under
    Employee Stock Purchase Plan                               14,890        149      104,267                               104,416
  Issuance of common stock under
    Employee Stock Option Plan                                 43,675        437      361,475                               361,912
  Issuance of common stock in
    exchange for preferred stock       (113,500)  (113,500)   113,500      1,135      112,365                                     0
  Issuance of common stock from
    exercise of outstanding warrants                            8,742         87          (87)                                    0
  Conversion of convertible debentures
    into common stock                                         730,438      7,304    6,350,007                             6,357,311
  Issuance of common stock to ESOP                              2,405         24       19,976                                20,000
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                               2,938,777                2,938,777
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at December 31, 1999            229,300    229,300  3,574,712     35,747   13,274,444   23,115,945   3,326,482   39,981,918
  Net income                                                                                     3,082,580                3,082,580
  Issuance of common stock under
    Employee Stock Purchase Plan                               10,754        108      115,296                               115,404
  Issuance of common stock under
    Employee Stock Option Plan                                 37,620        376      256,282                               256,658
  Issuance of common stock in
    exchange for preferred stock         (8,000)    (8,000)     8,000         80        7,920                                     0
  Issuance of common stock from
    exercise of outstanding warrants                           88,311        883      756,417                               757,300
  Issuance of common stock to ESOP                              6,928         69       96,923                                96,992
  Purchase and retirement of
    common stock                                             (205,925)    (2,059)  (1,614,218)  (1,354,311)              (2,970,588)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                          (1,882,888)  (1,882,888)
                                       --------  ---------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE at September 30, 2000           221,300  $ 221,300  3,520,400  $  35,204  $12.893.064  $24,844,214  $1,443,594  $39,437,376
                                       ========  =========  =========  =========  ===========  ===========  ==========  ===========


                                                           See      notes     to
consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                         Nine Months Ended September 30
                                                                                         ------------------------------
                                                                                                  2000            1999
                                                                                           -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                                              $  3,082,580    $  3,705,919
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                            7,438,545       6,325,921
    Minority stockholders' interest in earnings of
       Alliance Telecommunications Corporation                                               1,083,471       1,739,512
    Gain on sales of marketable securities                                                  (1,622,191)     (4,454,474)
    Loss (income) from partnership and LLC investments                                      (1,171,968)         78,012
    Proceeds from wireless telephone investments                                               991,029         491,805
    Changes in assets and liabilities net of effects of the
      acquisition of Hager Telecom, Inc.:
      Decrease (increase) in accounts receivable                                               303,114      (1,059,077)
      Increase in materials, supplies and inventories                                         (164,087)       (486,355)
      Increase in prepaid expenses                                                             (23,572)         (3,865)
      Increase (decrease) in accounts payable\                                                (914,817)        151,642
      Increase (decrease) in accrued expenses                                                   43,244          (7,111)
      Increase (decrease) in income taxes payable                                           (3,440,700)        798,486
      Decrease in deferred investment credits                                                  (67,370)       (119,860)
      Decrease in deferred taxes                                                              (479,406)       (984,057)
      Increase (decrease) in deferred compensation                                                 219         (69,781)
                                                                                           -----------     -----------
      Net cash provided by operating activities                                              5,058,091       6,106,717

Cash Flows from Investing Activities:
  Capital expenditures, net                                                                 (5,850,544)     (5,626,659)
  Proceeds from short term investments                                                          20,464
  Sales of marketable securities                                                             9,910,447       6,596,921
  Purchases of marketable securities                                                        (4,506,003)
  Increase in construction fund                                                                 (2,257)        (84,044)
  Purchases of wireless telephone investments                                                 (183,273)       (825,800)
  Purchases of other investments                                                            (1,606,484)       (737,925)
  Decrease (increase) in other assets                                                           51,106        (103,001)
  Payment for purchase of Hager Telecom, Inc., net of cash acquired                         (8,562,640)
                                                                                           -----------     -----------
      Net cash used in investing activities                                                (10,729,184)       (780,508)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                               (4,013,922)     (7,513,873)
  Proceeds from issuance of notes payable and long-term debt                                                 3,992,634
  Issuance of common stock                                                                   1,129,362         435,947
  Purchase and retirement of common stock                                                   (2,970,588)
                                                                                           -----------     -----------
    Net cash used in financing activities                                                   (5,855,148)     (3,085,292)
                                                                                           -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (11,526,241)      2,240,917
Cash and Cash Equivalents at Beginning of Period                                            27,055,772      14,686,034
                                                                                           -----------     -----------
Cash and Cash Equivalents at End of Period                                                $ 15,529,531    $ 16,926,951
                                                                                           ===========     ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                                                         $  4,500,899    $  4,845,841
  Income taxes paid during the period                                                        6,789,005       3,383,475
                   See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 2000 and the statements of income and comprehensive income and the statements of cash flows for the periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where indicated) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2000 and 1999 have been made.

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

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all of the outstanding common stock of Hager Telecom, Inc. for $9,124,500 of cash plus acquisition costs. In the acquisition, the following assets were acquired and liabilities assumed:

   Property, plant and equipment                             $ 3,849,893
   Excess of cost over net assets acquired                     5,693,038
   Wireless telephone investments                              2,500,000
   Long-term debt                                             (3,612,396)
   Deferred income taxes                                        (281,872)
   Other assets and liabilities                                1,095,837
                                                             -----------
     Net assets acquired                                       9,244,500
   Less cash and cash equivalents acquired                      (681,860)
                                                             -----------
   Payment for Hager Telecom, Inc. net of cash acquired      $ 8,562,640
                                                             ===========

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

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                           Gross         Gross
                                        Unrealized     Unrealized        Fair
                              Cost         Gains         Losses         Value
                         ----------    -----------   ------------    -----------
September 30, 2000       $  292,100    $ 3,520,324   $   (12,437)    $ 3,799,987
December 31, 1999         4,074,353      8,174,811       (30,861)     12,218,303

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                                     Accumulated
                             Net         Deferred                       Other
                         Unrealized       Income        Minority   Comprehensive
                            Gains          Taxes        Interest        Income
                         ----------    -----------   ------------    -----------
September 30, 2000       $3,507,887    $(1,407,885)  $  (656,408)    $ 1,443,594
December 31, 1999         8,143,950     (3,257,581)   (1,559,887)      3,326,482

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $9,910,000 and $7,592,000 (including $995,000 receivable at September 30, 1999) in the nine-month periods ended September 30, 2000 and 1999, respectively. Gross realized gains on sales of these securities were $1,622,000 and $4,454,000 in the respective 2000 and 1999 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $956,000 and $1,182,000 for the nine-month periods ended September 30, 2000 and 1999 respectively. During the first quarter of 2000, Midwest Wireless LLC acquired additional cellular properties expanding its service territory into Iowa and Wisconsin and increasing its population base by 520,000. At September 30, 2000, the Company owned 9.3% of Midwest Wireless Communications LLC.

Income from the Company's Wireless North LLC PCS investments was $14,000 in the first nine months of 2000 compared to a loss of $1,237,000 in the first nine months of 1999. During the first quarter of 2000, Touch America, Inc. purchased a 25% interest in Wireless North LLC, which is expected to grow to 100% by 2002. As a result of Touch America's investment, the Company's loan guarantees of Wireless North LLC's debt were reduced and any obligations to make future capital contributions were eliminated. At September 30, 2000, the Company owned 10.7% of Wireless North LLC.

The Company made additional cash investments of $183,000 and $826,000 in the respective 2000 and 1999 periods to support the operations of its wireless investments. Cash distributions received from wireless telephone investments were $991,000 and $492,000 in 2000 and 1999, respectively.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

NOTE 5 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information for the nine-month periods ended September 30, 2000 and 1999 is as follows:

                                        Nine Months Ended September 30, 2000         Nine Months Ended September 30, 1999
                                      ---------------------------------------      ---------------------------------------
                                          Hector      Alliance   Consolidated           Hector     Alliance   Consolidated
                                      -----------  ------------  ------------      -----------  ------------  ------------
Revenues                              $ 6,980,911  $ 20,608,064  $ 27,588,975      $ 6,407,411  $ 19,570,341  $ 25,977,752
Costs and expenses                      5,691,150    13,749,134    19,440,284        5,273,526    11,401,836    16,675,362
                                      -----------  ------------  ------------      -----------  ------------  ------------
Operating income                        1,289,761     6,858,930     8,148,691        1,133,885     8,168,505     9,302,390
Interest expense                         (748,075)   (3,728,880)   (4,476,955)      (1,103,667)   (3,840,150)   (4,943,817)
Interest and dividend income              260,507       683,649       944,156          138,733       636,663       775,396
Gain on sale of marketable securities                 1,622,191     1,622,191                      4,454,474     4,454,474
Partnership and LLC income (loss)         508,011       663,957     1,171,968         (125,495)       47,483       (78,012)
                                      -----------  ------------  ------------      -----------  ------------  ------------
Income before income taxes            $ 1,310,204  $  6,099,847  $  7,410,051      $    43,456  $  9,466,975  $  9,510,431
                                      ===========  ============  ============      ===========  ============  ============

Depreciation and Amortization         $ 2,102,189  $  5,336,356  $  7,438,545      $ 1,916,171  $  4,294,590  $  6,210,761
                                      ===========  ============  ============      ===========  ============  ============

Capital Expenditures                  $   944,188  $  4,906,356  $  5,850,544      $ 2,179,344  $  3,447,315  $  5,626,659
                                      ===========  ============  ============      ===========  ============  ============

Total Assets                          $28,608,069  $131,139,342  $159,747,411      $25,447,215  $132,085,111  $157,532,326
                                      ===========  ============  ============      ===========  ============  ============

Segment information for the three-month periods ended September 30, 2000 and 1999 is as follows:

                                       Three Months Ended September 30, 2000        Three Months Ended September 30, 1999
                                      ---------------------------------------      --------------------------------------
                                          Hector      Alliance   Consolidated          Hector      Alliance  Consolidated
                                      -----------  ------------  ------------      -----------  ------------  -----------
Revenues                              $ 2,364,328  $  7,394,065  $  9,758,393      $ 2,202,480  $  6,732,156  $ 8,934,636
Costs and expenses                      1,942,179     4,638,186     6,580,365        1,971,973     3,833,134    5,805,107
                                      -----------  ------------  ------------      -----------  ------------  -----------
Operating income                          422,149     2,755,879     3,178,028          230,507     2,899,022    3,129,529
Interest expense                         (248,693)   (1,134,805)   (1,383,498)        (240,515)   (1,228,832)  (1,469,347)
Interest and dividend income               92,534       142,207       234,741           47,003       391,231      438,234
Gain on sale of marketable securities                                                              3,472,200    3,472,200
Partnership and LLC income (loss)         183,708       260,178       443,886          (36,163)      177,657      141,494
                                      -----------  ------------  ------------      -----------  ------------  -----------
Income before income taxes            $   449,698  $  2,023,459  $  2,473,157      $       832  $  5,711,278  $ 5,712,110
                                      ===========  ============  ============      ===========  ============  ===========

Depreciation and Amortization         $   698,766  $  1,910,117  $  2,608,883      $   700,413  $  1,470,969  $ 2,171,382
                                      ===========  ============  ============      ===========  ============  ===========

Capital Expenditures                  $   419,118  $  1,695,159  $  2,114,277      $   861,343  $  1,933,071  $ 2,794,414
                                      ===========  ============  ============      ===========  ============  ===========

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                Nine Months Ended September 30, 2000 Compared to
                      Nine Months Ended September 30, 1999

Hector Communications Corporation ("HCC") owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. At September 30, 2000, these subsidiaries provided telephone service to 7,408 customers in 9 rural communities in Minnesota and Wisconsin. They also owned 29 cable television systems serving 4,828 customers in 35 communities in Minnesota and Wisconsin. HCC also directly owns substantial investments in other telecommunications ventures, including, Midwest Wireless LLC, Wireless North LLC and Onvoy, Inc.

HCC owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At September 30, 2000, Alliance, through its six local exchange telephone subsidiaries, provided telephone service to 31,309 customers in 28 rural communities in Minnesota, South Dakota, Wisconsin and Iowa. Alliance's 16 cable television systems provided cable television services to 8,026 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless LLC, Wireless North LLC and Onvoy, own marketable securities portfolios with investments in mutual funds and telecommunications providers Illuminet Holdings, Inc. and Rural Cellular Corporation, and have other investments.

Effective June 9, 2000, Alliance acquired Hager Telecom, Inc. for $9,274,500. Hager provides local telephone service to 2,084 access lines in Hager City, Wisconsin. Hager also provides internet service to 2,688 customers, most of them in Red Wing, Minnesota. Hager also owns eight-tenths of one percent of Midwest Wireless, LLC and is an investor in other telecommunications ventures.

Consolidated revenues increased 6% from $25,978,000 in 1999 to $27,589,000 in 2000. The revenue breakdown by operating group was as follows:

                                    Alliance                               Hector
                         Nine Months Ended September 30        Nine Months Ended September 30
                               2000             1999                 2000            1999
                         ------------      ------------         -----------     -----------
Local network            $  3,626,580     $  3,178,637          $ 1,315,517     $ 1,245,686
Network access             11,516,606       11,400,648            3,846,520       3,431,807
Billing and collection        386,270          504,919              118,076         123,860
Nonregulated activities     3,228,762        2,724,965              581,977         510,375
Cable television            1,849,846        1,761,172            1,118,821       1,095,683
                         ------------     ------------          -----------     -----------
                         $ 20,608,064     $ 19,570,341          $ 6,980,911     $ 6,407,411
                         ============     ============          ===========     ===========


Consolidated local service revenues increased $518,000 or 12%. The increase was due to growth in access lines served (38,717 at September 30, 2000), increased extended area service (EAS) revenues and the acquisition of Hager. Alliance's South Dakota exchanges added EAS to Sioux Falls in March 1999. Access line growth was due to increased development within the Company's service areas, increased demand for telephone lines to provide advanced telephone services such as internet services and the acquisition of Hager. Network access revenues increased $531,000 or 4%. Revenue growth was due to increased special access revenues and increased universal service fund support for high-cost companies. Alliance's access revenues were negatively affected by the addition of EAS to Sioux Falls. The Company also believes that many communications formerly made via long distance services are now occurring over the internet, which depresses access revenues.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Nonregulated revenues increased $575,000 or 18% due to increased internet subscriber revenues and increased revenues from facilities leases. With the acquisition of Hager, the Company now has 7,662 internet customers. Cable television revenues increased $112,000 or 4% due to rate increases charged to customers. Billing and collection revenues decreased $124,000.

Consolidated operating costs and expenses grew from $16,675,000 in 1999 to $19,440,000 in 2000, an increase of $2,765,000 or 17%. Costs and expenses by operating group were as follows:

                                         Alliance                             Hector
                              Nine Months Ended September 30      Nine Months Ended September 30
                                      2000           1999                 2000          1999
                                ------------   ------------         ------------   -----------
Plant operations                $  2,715,844   $  2,042,503         $    900,402   $   852,670
Depreciation and amortization      5,336,356      4,294,590            2,102,189     1,916,171
Customer operations                1,378,299      1,331,192              230,936       249,583
General and administrative         2,628,154      2,377,847            1,381,427     1,172,390
Other operating expenses           1,690,481      1,355,704            1,076,196     1,082,712
                                ------------   ------------         ------------   -----------
                                $ 13,749,134   $ 11,401,836         $  5,691,150   $ 5,273,526
                                ============   ============         ============   ===========


Consolidated plant operations expenses increased $721,000 or 25%, due to increases in the Company's customer base. Depreciation and amortization increased $1,228,000 or 20% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment and depreciation and goodwill amortization from the acquisition of Hager. Customer operations expenses increased $28,000, or 2%. General and administrative expenses increased $459,000 or 13%. Administrative expenses in 2000 include the write-off underwriting fees associated with a possible stock offering by the Company. Other operating expenses increased $328,000 or 13% due to increased cable television expenses and increased internet service expenses. Consolidated operating income decreased $1,154,000 or 12%.

Interest expenses decreased $467,000 due to interest reductions on convertible debentures that were retired or converted into common stock in the second quarter of 1999. Interest expenses also decreased due to principal payments made on the Company's long-term debt.

Alliance had gains on sales of marketable securities of $1,622,000 and $4,454,000 in 2000 and 1999, respectively. During the first three months of 2000, Alliance sold 51,000 shares of US West Communications, Inc. in open market transactions. Interest and dividend income increased $169,000 due to investment of the proceeds from the marketable securities sales. The Company had income from partnership and LLC investments of $1,172,000 for the 2000 period compared to losses of $78,000 in 1999 (Note 3).

Income before income taxes decreased from $9,510,000 in 1999 to $7,410,000 in 2000. The Company's effective income tax rate of 44% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings decreased 23% from $5,445,000 in 1999 to $4,166,000 in 2000. Minority interests in earnings of Alliance were $1,083,000 compared to $1,740,000 in 1999. Net income decreased 17% to $3,083,000 in 2000 compared to $3,706,000 in 1999.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                Three Months Ended September 30, 2000 Compared to
                      Three Months Ended September 30, 1999

Consolidated revenues increased 9% from $8,935,000 in 1999 to $9,758,000 in 2000. The revenue breakdown by operating group was as follows:

                                   Alliance                               Hector
                        Three Months Ended September 30       Three Months Ended September 30
                              2000             1999                 2000             1999
                         -----------      -----------           -----------     -----------
Local network            $ 1,328,643      $ 1,121,829           $   455,225     $   434,199
Network access             3,892,851        3,868,420             1,301,113       1,128,055
Billing and collection       136,428          168,654                41,249          42,970
Nonregulated activities    1,405,623          968,478               196,191         217,996
Cable television             630,520          604,775               370,550         379,260
                         -----------      -----------           -----------     -----------
                         $ 7,394,065      $ 6,732,156           $ 2,364,328     $ 2,202,480
                         ===========      ===========           ===========     ===========


Consolidated local service revenues increased $228,000 or 15%. The increase was due to growth in access lines served (38,717 at September 30, 2000) and the acquisition of Hager. Network access revenues increased $197,000 or 4%. Revenue growth was due to increased special access revenues and increased universal service fund support for high-cost companies.

Nonregulated revenues increased $415,000 or 35% due to increased income from facilities leases and increased internet subscriber revenues. Cable television revenues increased $17,000 or 2% due to rate increases charged to customers. Billing and collection revenues decreased $34,000.

Consolidated operating costs and expenses grew from $5,805,000 in 1999 to $6,580,000 in 2000, an increase of $775,000 or 13%. Costs and expenses by operating group were as follows:

                                        Alliance                              Hector
                            Three Months Ended September 30      Three Months Ended September 30
                                     2000           1999                 2000           1999
                                -----------    -----------          -----------    -----------
Plant operations                $   839,995    $   440,703          $   300,279    $   300,944
Depreciation and amortization     1,910,117      1,470,969              698,766        700,413
Customer operations                 508,587        485,347               78,285         94,920
General and administrative          781,632        788,480              497,426        417,899
Other operating expenses            597,855        647,635              367,423        457,797
                                -----------    -----------          -----------    -----------
                                $ 4,638,186    $ 3,833,134          $ 1,942,179    $ 1,971,973
                                ===========    ===========          ===========    ===========


Consolidated plant operations expenses increased $399,000 or 54%, due to increases in the Company's customer base, changes in capitalized plant expense levels and the acquisition of Hager. Depreciation and amortization increased
$438,000 or 20% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment and depreciation and goodwill amortization from the acquisition of Hager. Customer operations expenses increased $7,000, or 1%. General and administrative expenses increased $73,000 or 6%. Other operating expenses decreased $140,000 or 13%. Consolidated operating income increased $48,000 or 2%.

Interest expenses decreased $86,000 due to principal payments made on the Company's long-term debt. Alliance had gains on sales of marketable securities of $3,472,000 in the 1999 period. Interest and dividend income decreased $203,000 due to lower cash balances available to invest following the purchase of Hager. The Company had income from partnership and LLC investments of $444,000 for the 2000 period compared to $141,000 in 1999 (Note 3).

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Income before income taxes decreased from $5,712,000 in 1999 to $2,473,000 in 2000. Income before minority interest in Alliance's earnings decreased from $3,285,000 in 1999 to $1,380,000 in 2000. Minority interests in earnings of Alliance were $353,000 compared to $1,053,000 in 1999. Net income decreased to $1,027,000 in 2000 from $2,232,000 in 1999.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the nine-month periods were $5,058,000 and $6,107,000 in 2000 and 1999, respectively. The decrease in operating cash flow was due to lower operating income and income tax payments made on 1999 marketable securities gains. At September 30, 2000, the Company's cash, cash equivalents, short-term investments and marketable securities totaled $19,548,000 compared to $39,274,000 at December 31, 1999. Alliance's cash and securities were $13,646,000 of the September 30, 2000 total. These balances are lower than at year-end due to funds used to acquire Hager Telecom, Inc. Working capital at September 30, 2000 was $11,344,000 compared to $18,736,000 at December 31, 1999. The current ratio was 2.1 to 1 at September 30, 2000.

Following a rate of return review by the Wisconsin Public Service Commission's staff, the Company agreed to reduce the local service rates it charges to its Wisconsin residential and business customers. The effect of the agreement will be to reduce the Company's local service revenue by $240,000 annually. The agreement goes into effect November 1, 2000.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2000 and 1999 nine-month periods were $944,000 and $2,179,000, respectively. Alliance's plant additions in the same periods, excluding the acquisition of Hager, were $4,906,000 and $3,447,000, respectively. Plant additions for 2000 for Hector and Alliance are expected to total $1,894,000 and $5,500,000, respectively, and will provide customers with additional advanced switching services, expand usage of high capacity fiber optics in the telephone network and install NEXT level telecommunications equipment in the Company's Pine Island, MN telephone exchanges. NEXT level equipment utilizes a fiber optic "backbone" to make it possible to deliver telephone, video and high-speed data services to customers over existing copper wire distribution systems.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000. In 1999, Alliance received $7,592,000 from sales of Media One Group, Inc. and Rural Cellular Corporation common stock. Proceeds from these sales were invested in mutual funds and interest bearing bank accounts, until being utilized in the acquisition of Hager Telecom, Inc.

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems are in start-up mode and have incurred significant losses. From its inception through February 2000, the Company invested $2,486,000 of cash and guaranteed $1,373,000 of debt in Wireless North. In March 2000, Touch America, Inc. purchased a 25% interest in Wireless North which is expected to grow to 100% by 2002. Under terms of the agreement with Touch America, Inc., the Company's liability for guarantees of Wireless North's debt have been reduced, and will be eliminated when ownership of all the PCS licenses have been transferred. The Company has no obligation to make future capital contributions to support Wireless North.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company received $1,129,000 from issuances of common stock in the first nine months of 2000. Cash receipts were principally due to exercises of warrants issued to the underwriters of the Company's 1995 convertible debenture offering. No warrants remain outstanding. During the first nine months of 2000 the Company repurchased 205,925 shares of its common stock at market prices totaling $2,971,000.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In addition to the acquisition of Hager Telecom, Inc., the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership in 1998. The Company was a member of investor groups, which unsuccessfully sought to acquire rural telephone properties offered for sale by GTE and U.S. West Communications in 1999. The Company cannot predict if it will be successful in acquiring additional properties in the future.

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

                                         Hector Communications Corporation

                                         By  /s/Charles A. Braun
                                         --------------------------------------
                                         Charles A. Braun
                                         Chief Financial Officer
Date:  November 14, 2000



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                               Three Months Ended Sept. 30         Nine Months Ended Sept 30
                                                               ----------------------------       ----------------------------
Basic:                                                              2000             1999              2000             1999
-------                                                        -----------       ----------       -----------      -----------

Net income                                                     $ 1,027,050      $ 2,231,825       $ 3,082,580      $ 3,705,919
                                                               ===========      ===========       ===========      ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding           3,512,856        3,439,952         3,553,225        2,945,669
                                                               ===========      ===========       ===========      ===========

Basic net income per share                                     $       .29      $       .65       $       .87      $      1.26
                                                               ===========      ===========       ===========      ===========

Diluted:
-------------

Net income                                                     $ 1,027,050      $ 2,231,825       $ 3,082,580      $ 3,705,919
Interest on convertible debentures                                                                                     327,811
Amortization of debenture issue costs                                                                                  115,160
Income tax effect                                                                                                     (177,188)
                                                               -----------      -----------       -----------      -----------
  Adjusted net income                                          $ 1,027,050      $ 2,231,825       $ 3,082,580      $ 3,971,702
                                                               ===========      ===========       ===========      ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding           3,512,856        3,439,952         3,553,225        2,945,669
  Assumed conversion of convertible debentures
    into common stock (1)                                                                                              576,448
  Dilutive effect of convertible preferred shares outstanding      221,700          340,648           223,606          341,807
  Dilutive effect of warrants outstanding                                            31,387                             16,276
  Dilutive effect of stock options outstanding after
    application of treasury stock method                            88,812           93,057            94,745           56,347
  Dilutive effect of Employee Stock Purchase Plan
    shares subscribed                                                1,668            1,522             1,297
                                                               -----------      -----------       -----------      -----------
                                                                 3,825,036        3,906,566         3,872,873        3,936,547
                                                               ===========      ===========       ===========      ===========

Diluted net income per share                                   $       .27      $       .57       $       .80      $      1.01
                                                               ===========      ===========       ===========      ===========