Form 10-K
period 2000-12-31
HECTOR COMMUNICATIONS CORP
filed 2001-04-02
CIK 863437

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

                   For the fiscal year ended December 31, 2000

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

                               Title of each class
                          ----------------------------
                          Common Stock, $.01 par value

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27,836,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 23, 2001.

As of March 23, 2001 there were outstanding 3,494,962 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item                                                                   Page
                                     PART I

1.   Business                                                             3
2.   Properties                                                          14
3.   Legal Proceedings                                                   14
4.   Submission of Matters to a Vote of Security Holders                 14



                                     PART II

5.   Market for Company's Common Equity and Related
        Stockholder Matters                                              15
6.   Selected Financial Data                                             16
7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        17
8.   Financial Statements and Supplementary Data                         25
9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                              41



                                    PART III

10.  Directors and Executive Officers of the Registrant                  42
11.  Executive Compensation                                              42
12.  Security Ownership of Certain Beneficial Owners and Management      42
13.  Certain Relationships and Related Transactions                      42



                                     PART IV

14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      43

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

       HCC  operates  five  wholly-owned  local  exchange  company  subsidiaries
(generally referred to as "local exchange carriers" or "LECs") which served 7,422 access lines in 9 rural communities in Minnesota and Wisconsin at December 31, 2000. HCC, through its subsidiaries, also provides cable television service to 4,853 subscribers in Minnesota and Wisconsin.

       HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,323 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at December 31, 2000. Alliance, through its subsidiaries, also served 8,318 cable television subscribers in Minnesota, North Dakota and South Dakota. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC. Purchase price was $9,124,500 of cash plus acquisition costs.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its wholly-owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in Note 11 to the financial statements found under Item 8 of this report.


[c]    NARRATIVE DESCRIPTION OF BUSINESS

(1)    Telephone

       The Company's LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin, South Dakota, North Dakota and Iowa. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. The following chart presents the number of access lines served by Hector's and Alliance's LEC subsidiaries at December 31, 2000, 1999 and 1998:

                                                                                Access Lines*
                                                          ---------------------------------------------------------
                                                                                 December 31
                                                              --------------------------------------------------
                                                                   2000               1999                1998
                                                              -----------         -----------        -----------
Hector Communications Corporation:
       Arrowhead Communications Corporation                         806                817                 780
       Eagle Valley Telephone Company                               731                734                 676
       Granada Telephone Company                                    288                289                 274
       Pine Island Telephone Company                              3,263              3,154               3,019
       Indianhead Telephone Company                               2,334              2,234               2,109
                                                              ----------          ----------         ----------
              Total Hector Access Lines                           7,422              7,228               6,858
                                                              ----------          ----------         ----------


                                                                                Access Lines*
                                                          ---------------------------------------------------------
                                                                                 December 31
                                                              --------------------------------------------------
                                                                   2000               1999                1998
                                                              -----------         -----------        -----------
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     13,234             12,967              12,675
       Sleepy Eye Telephone Company                               6,511              6,467               6,197
       Sioux Valley Telephone Company                             5,939              5,756               5,679
       Hills Telephone Company                                    2,788              2,706               2,618
       Felton Telephone Company                                     764                743                 735
       Hager TeleCom, Inc.                                        2,087
                                                              ----------          ----------         ----------
              Total Alliance Access Lines                        31,323             28,639              27,904
                                                              ----------          ----------         ----------

              Total Access Lines                                 38,745             35,867              34,762
                                                              ==========          ==========         ==========

* An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office.

       The Company's LEC subsidiaries offer their customers a number of enhanced telecommunications services, including custom calling features like call waiting, caller identification and voice mail. Charges for custom calling services are generally billed monthly together with the customers' local service bill. Internet access is also available, through local dial-up telephone numbers, to all of the Company's local service customers. The Company provided internet services to 7,876 customers at December 31, 2000. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in many of the Company's service areas.

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

       A portion of the Company's access revenues is received from universal service funds based upon the high cost of providing service to rural areas. Interstate universal service fund support accounted for $1,264,000, $1,040,000 and $951,000 of the Company's network access revenues in 2000, 1999 and 1998, respectively.

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

       The following table presents the percentage of revenues derived from local service revenues, access revenues, billing and collection services, nonregulated telephone activities and cable television operations for the last three years:
                                                  Year Ended December 31
                                             --------------------------------
                                               2000         1999        1998
                                             -------      -------     -------
  Local network                                17.6%        17.3%       16.6%
  Network access                               55.1         56.9        55.6
  Billing and collection                        1.8          2.4         2.7
  Nonregulated telephone activities            15.0         12.3        15.0
  Cable television                             10.5         11.1        10.1
                                             -------      -------     -------
                                              100.0%       100.0%      100.0%
                                             =======      =======     =======

(2)    Cable Television

       The Company, through its cable television and LEC subsidiaries, owns and operates 45 cable television systems serving 13,171 subscribers in Minnesota, North Dakota, South Dakota and Wisconsin. Cable television revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $9.75 to $26.50 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $1.75 to $11.00 per month per channel. Approximately one-third of the Company's cable television customers subscribe to a premium channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

(3)    Investments in Unconsolidated Affiliates

Wireless Telephone Services
---------------------------
       The Company is the largest shareholder of Midwest Wireless Holdings, LLC, with a 10.4% ownership stake. Midwest Wireless acquired additional wireless operations in Wisconsin and Iowa in 2000, which significantly increased Midwest Wireless' service area, but reduced the Company's percentage ownership of the operation. Midwest Wireless now serves eleven rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,590,000. Midwest Wireless offers complete wireless service, including custom calling features, facsimile and data transmission and presently has 200,000 customers. The Company accounts for its investment in Midwest Wireless using the equity method. Income recognized was $1,248,000, $1,481,000, and $1,508,000 in 2000, 1999 and 1998, respectively.

       The Company owns 10.4% of Wireless North, which provides personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North has secured FCC licenses to provide PCS services in 13 basic trading areas in these states, encompassing 110,000 square miles and a population of 2.4 million. Wireless North is in its start-up phase, and is building infrastructure in four markets, where it presently serves 11,000 customers. Its operations have not been profitable to date. Losses recorded by the Company on this investment were $1,597,000 and $1,066,000 in 1999 and 1998, respectively. At December 31, 2000, the Company had invested $2,073,000 of cash and had outstanding loan guarantees of $1,091,000 in Wireless North.

       The Company has had a significant investment in Rural Cellular Corporation ("RCC"), a publicly traded company providing cellular telephone services in Minnesota and New England. The Company obtained its investment in RCC through its ownership interests in the RSAs serving northern Minnesota and through the acquisitions of Ollig Utilities Company and Felton Telephone Company. Company sales of RCC stock were 326,707 shares and 40,000 shares in 1999 and 1998, respectively. Gains on sales of these securities were $11,600,000 and $179,000 in 1999 and 1998, respectively. At December 31, 2000, the Company owned approximately 10,700 shares of RCC's common stock.

       In December 1998, an Alliance subsidiary sold its interest in a cellular telephone partnership serving the Sioux Falls, South Dakota MSA. Proceeds from the sale were $6,725,000. Gain on the sale was $4,817,000. Income recognized from the Company's investment in this partnership was $334,000 in 1998.



Onvoy, Inc.
-----------
       Onvoy, Inc. is a privately held company that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas. Onvoy, Inc. is also Minnesota's largest Internet service provider and is a leading provider of long distance, video- conferencing and high-speed data networking services. Onvoy's customers include the majority of Minnesota based Fortune 500 companies and many small-to-medium sized businesses. Onvoy also serves most of the state's higher education institutions, nearly all of the state's K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and more than two-thirds of the state's independent local telephone companies.

         The Company is presently the second largest common shareholder of Onvoy. During 2000 the Company also purchased $446,000 of debt issued by Onvoy to provide additional working capital to Onvoy's operations. However, at the end of 2000 the Company determined that due to losses incurred by Onvoy's operations, the value of the Company's investment in Onvoy's common stock was impaired. Accordingly, the Company established a valuation reserve of $1,273,000 against its investment in Onvoy common stock during the fourth quarter of 2000.


Fiber Optic Transport Facilities
--------------------------------
       The Company has invested approximately $1,341,000 in five companies that build and lease fiber optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Through these investments, the Company owns pieces of fiber routes serving the Twin Cities, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks, and extending into Iowa and Wisconsin.


Bank Stocks
-----------
       As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $4,694,000, $4,644,000 and $4,365,000 at December 31, 2000, 1999 and
1998, respectively.


Other Investments
-----------------
       The Company has a small ownership interest in South Dakota Network Services and Iowa Network Services, each of which provide integrated voice, data and network services within their respective states. The Company is also an investor in Fibercom LLC, a CLEC that has been established to provide local communications services to business customers in the Sioux City, Iowa area.

(4)    Competition

Telephone
---------
       LECs may be subject to many forms of competition. Among potential competitors are:

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

       Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets. Competition from resale interconnection or unbundled network element interconnection is more likely. Under the Telecommunications Act of 1996, the Company's LECs are not currently required to lease facilities to competitors seeking to interconnect with our network. However, there is no assurance that interconnection may not be required in the future.

       Most customers currently see wireless telephone service as a complementary service to traditional wireline based local service. Wireless service does directly compete with traditional local service among certain classes of customers, principally customers with seasonal or lake homes. Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also lead to greater competition for traditional local services.

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

Cable Television
----------------
       In addition to competition from off-air television, other technologies also supply services that compete with cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). Cable television also competes for customers in local markets with providers of other forms of entertainment, news and information. These competitors include radio, newspapers, magazines, motion picture theaters, video cassettes and Internet service providers.

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

Federal Regulations
-------------------
       Under federal regulations, incumbent local exchange carriers ("ILECs") are required to comply with the Communications Act of 1934 and rules issued by the FCC. While the Telecommunications Act of 1996 amended the earlier law to reduce regulatory burdens and promote competition, ILECs remain subject to extensive regulatory requirements. ILECs are required to maintain accounting records according to Uniform System of Accounts, to structure access charges according to FCC rules and to reflect their charges for interstate services at a rate of return prescribed by the FCC. The FCC also regulates transfer of control and assignments of operating authorizations and construction licenses. The FCC requires carriers providing access services to file tariffs with the FCC reflecting rates, terms and conditions of the services. Tariffs filed are subject to review and potential objection by third parties.

Regulation of Cost Recovery and Nonregulated Revenue Allocation
---------------------------------------------------------------
       As a regulated common carrier, the Company's LEC subsidiaries can set maximum rates at a level that allows recovery of reasonable costs incurred to provide regulated service and earns a reasonable return on the investment required to provide these services.

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

Interstate End-User Rates
-------------------------
       The part of the local telephone network running from the switching facility to the customer is called the "local loop." Costs to construct, operate and maintain the loop are among the most significant costs incurred by a local exchange carrier. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to interstate jurisdiction directly from end-users through the assessment of a subscriber line charge. The remaining portions of the interstate local loop costs are recovered from interstate access charges to interexchange carriers.

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

Interstate Access Rates
-----------------------
       Interstate access rates are developed on the basis of a LEC's measurement of its interstate costs to provide access service to IXCs divided by its projected demand for service. The resulting rates are published in the LEC's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

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

       NECA operates separate pools for traffic sensitive costs (primarily switching costs) and non-traffic sensitive costs (primarily loop costs). LECs can choose to develop and administer their own interstate access charges and not participate in the NECA pools. HCC's LECs located in Minnesota and Wisconsin participate in the traffic sensitive NECA pools. HCC's LECs located in Iowa and South Dakota do not participate in the traffic sensitive NECA pools. All of HCC's LECs participate in the non-traffic sensitive NECA pools.

       The FCC is reviewing its rates and policies governing interstate access and the rate of return applicable to incumbent local exchange carriers who are subject to rate-of-return, rather than price cap, regulation. The outcome of this review could directly affect HCC's earnings. The outcome of this proceeding cannot be predicted at this time.

The Telecommunications Act
--------------------------
       The Telecommunications Act was enacted to promote competition without jeopardizing the availability of nationwide universal service at affordable rates. These two objectives have resulted in a complex set of rules intended to promote competitive entry in the provision of local telephone services, except where entry would adversely effect the provision of universal service or the public interest.

     - Promotion of Local Service Competition and the Rural Exemptions
       ---------------------------------------------------------------

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

- Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier's facilities or in the information necessary for interoperability and

- Provide for the physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent local exchange carrier, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

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

       The Company's LEC subsidiaries are defined as "rural telephone companies" under the Telecommunications Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and unbundled network element interconnections. The rural exemptions are continued until regulatory authorities determine that interconnection is technically feasible, not unduly economically burdensome and consistent with the Telecommunications Act's universal service provisions.

       - Promotion of Universal Service
         ------------------------------

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

       Pursuant to the Telecommunications Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural LECs, the Telecommunications Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional eligible telecommunications carrier will serve the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. HCC's rural LEC subsidiaries are currently the sole designated eligible telecommunications carriers in their respective service areas except in one area where a wireless competitor was approved as an eligible provider. The addition of a second eligible telecommunications carrier in these service areas could have the effect of reducing the amount of funds available to HCC's LECs from the federal Universal Service Fund. Such a reduction could materially adversely affect HCC's ability to achieve a reasonable rate of return on the capital invested in its network.

       In May 1997, the FCC implemented new rules for interstate universal service support. The new rules provide for separate federal Universal Service Fund programs for rural and non-rural telephone companies. The new rules for non-rural companies base support upon "forward-looking costs" derived from cost proxy models. It is uncertain whether these models will fully compensate local exchange carriers for the cost of providing local service in high-cost areas. The FCC set the implementation date for the new system as January 1, 1999, which was postponed to January 1, 2000 for non-rural telephone companies. The FCC established a Rural Task Force, which investigated how to adapt the proxy cost models approved for larger carriers for rural telephone companies. The Rural Task Force has proposed that revenues for small rural telephone companies be based on embedded costs rather than forward looking costs. Such a plan has been proposed by a multi-association group ("MAG"). The MAG plan is currently in the comment phase and has not been agreed to by any of the interested parties. The Company does not expect a new plan to be put in effect before January 1, 2002 and cannot predict the effect of any new plan on operations. In the interim, support mechanisms for rural carriers remain unchanged.

State Regulation of Rural LECs
------------------------------
       HCC's LEC subsidiaries are subject to regulation by Minnesota, South Dakota, Iowa and Wisconsin regulatory agencies with respect to:

- Intrastate toll rates,
- Intrastate access charges billed to intrastate IXCs, - Service areas, - Service standards, - Accounting and related matters, and - The use of radio frequencies in telephone operations

       In some cases state regulations also apply to local service rates, rate of return, depreciation rates, construction plans and borrowings, and certain other financial transactions.

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

       The Minnesota Public Utilities Commission is investigating intrastate access rates charged by local telephone companies to IXCs. The commission has proposed a plan reducing intrastate access charges and implementing a state universal service fund to compensate high cost companies. The Company cannot predict the outcome of the rate investigation or if any part of the proposed plan will be adopted.

       Where applicable, HCC's LECs also participate in intrastate access tariffs approved by state regulatory authorities for intrastate intra-LATA (Local Access Transport Area) and inter-LATA services. These intrastate arrangements are intended to compensate LECs for the costs, including a fair rate of return, of facilities provided in originating and terminating intrastate long distance services.

Cable Television System Regulation
----------------------------------
       The FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Municipalities and other state and local government authorities also regulate cable television systems. FCC regulations contain many detailed provisions including:

o "Must carry" rules regarding the broadcast television and translator signals that must be included in channel offerings to subscribers, o Exclusivity provisions which require the deletion of certain programming carried by out-of-area stations where it would duplicate programming carried by local stations,
       o Technical standards and performance testing requirements, and o Franchise fees applicable to state and local cable television franchises.

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

(6)      Business Strategy


       The   Company   is   focused   on   business   opportunities   in   rural
telecommunications. Its three-part strategy is to:

- Expand its existing operations through internal growth
- Pursue acquisitions of attractive properties, particularly the acquisition of additional rural telephone exchanges and cable television properties
- Participate in opportunities afforded by new telecommunications technologies

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

(7)    Employees

       At March 1, 2001, the Company had 168 full-time and part-time employees, of which 118 employees work in the Alliance operations and 50 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.


(8)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 2001 were as follows:

       Name                          Age                   Position

       Curtis A. Sampson             67          Chairman of the Board and Chief
                                                  Executive Officer

       Steven H. Sjogren             58          President and Chief Operating
                                                  Officer

       Paul N. Hanson                54          Vice President and Treasurer

       Charles A. Braun              43          Chief Financial Officer


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

       See Note 6 of "Notes to Consolidated Financial Statements" for additional information regarding pledged assets.

ITEM 3.  LEGAL PROCEEDINGS

       No material litigation or other claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is traded on the American Stock Exchange ("AMEX"). The table below presents the range of high and low trading prices for the Company's stock for each period as reported by AMEX:

                               2000                               1999
                    ------------------------           -------------------------
Quarter                High              Low              High               Low

First               $ 15.75          $ 11.63           $  9.63           $  8.06
Second                14.88            11.38             11.13              8.00
Third                 14.25            12.38             14.88             10.00
Fourth                13.25            10.00             17.25             12.00

[b]    HOLDERS

         At  March  1,  2001  there  were  561   holders  of  record  of  Hector
Communications Corporation common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                      Year Ended December 31
                                                                    ------------------------------------------------------------
                                                                           2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 37,790    $ 34,117    $ 31,839    $ 28,866    $ 20,658

Costs and Expenses                                                       26,799      23,063      21,192      19,113      14,066
--------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                         10,991      11,054      10,647       9,753       6,592

Other Income (Expenses), net                                             (2,471)      7,401         (40)     (3,367)     (3,518)
--------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                8,520      18,455      10,606       6,386       3,074

Income Tax Expense                                                        4,207       7,513       4,949       2,867       1,540
--------------------------------------------------------------------------------------------------------------------------------

Income Before Minority Interest                                           4,313      10,942       5,657       3,519       1,534

Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                          1,004       3,463       1,747         798         325
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $  3,309    $  7,479    $  3,910    $  2,721    $  1,209
================================================================================================================================

Basic Net Income Per Common Share                                      $    .93    $   2.42    $   1.63    $   1.44    $    .65
Diluted Net Income Per Common Share                                    $    .86    $   1.96    $   1.15    $    .93    $    .53

Average Shares Outstanding:
  Common shares only                                                      3,544       3,095       2,403       1,893       1,870
  Common and potential common shares                                      3,851       3,945       3,937       3,732       3,694
===============================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $  8,960    $ 18,736    $  6,554    $  8,504    $  1,307
Property, Plant and Equipment, net                                       56,227      51,410      50,810      45,927      47,039
Excess of Cost Over Net Assets Acquired, net                             55,475      51,405      53,004      51,170      52,510
Total Assets                                                            158,678     166,797     150,680     139,291     137,348
Long-Term Debt                                                           84,378      86,282      94,232      97,793      96,127
Stockholders' Equity                                                     39,108      39,982      22,720      14,447       9,946
--------------------------------------------------------------------------------------------------------------------------------

Operating results for 1996 include the operations of Ollig Utilities Company from the April 25, 1996 purchase date.

 ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Hector Communications Corporation ("HCC") owns a 100% interest in five LEC subsidiaries and one cable television subsidiary. At December 31, 2000, these subsidiaries provided telephone service to 7,422 customers in 9 rural communities in Minnesota and Wisconsin. They also owned cable television systems serving 4,853 customers in Minnesota and Wisconsin. HCC's 100%-owned subsidiaries also have substantial investments in other telecommunications ventures, including, Midwest Wireless Holdings, LLC and Wireless North LLC.

       HCC also owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At December 31, 2000, Alliance, through its six LEC subsidiaries, provided telephone service to 31,323 customers in 28 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Alliance's subsidiaries also provided cable television services to 8,318 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless Holdings, LLC, and Wireless North LLC, own marketable securities portfolios with investments in telecommunications providers Illuminet Holdings, Inc. and Rural Cellular Corporation, and have other investments. The minority interest in Alliance is owned by Golden West Telecommunications Cooperative and Split Rock Telecom Cooperative.

Results of Operations
---------------------

2000 Compared to 1999
---------------------
       Consolidated   revenues   increased  11%  to  $37,790,000  in  2000  from
$34,117,000 in 1999. The following table shows revenues by operating group for 2000 compared to 1999:

                                                   Alliance                               Hector
                                             Year Ended December 31                Year Ended December 31
                                             2000              1999               2000               1999
Local network                       $     4,934,548   $      4,250,474  $      1,715,694  $       1,664,204
Network access                           15,299,095         14,587,083         5,513,268          4,831,878
Billing and collection                      527,740            650,839           166,431            173,700
Nonregulated activities                   4,879,785          3,527,645           800,130            647,415
Cable television                          2,469,407          2,306,786         1,484,004          1,477,292
                                    ---------------   ----------------  ----------------  -----------------
                                    $    28,110,575   $     25,322,827  $      9,679,527  $       8,794,489
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated local service revenues grew to $6,650,000 in 2000 from $5,915,000 in 1999, an increase of $735,000 or 12%. Revenue growth was due to the acquisition of Hager TeleCom, Inc. in June 2000, which added $348,000 to local service revenues in 2000 and also due to increased demand for telephone lines to provide advanced telecommunications services such as Internet services.

       Network access revenues rose to $20,812,000 in 2000 from $19,419,000 in 1999, an increase of $1,393,000 or 7%. The acquisition of Hager TeleCom, Inc. accounted for $523,000 of the increase. Increased universal service support payments accounted for $224,000. The balance was due to increased use of the telephone network by customers and increased settlements payments from NECA.

       Nonregulated revenues grew to $5,680,000 in 2000 from $4,175,000 in 1999, an increase of $1,505,000 or 36%. The acquisition of Hager TeleCom, Inc. accounted for $762,000 of the increase. The Company's deregulated revenues consist mainly of internet service fees, rents from leased of fiber-optic cable facilities, sales of telecommunications equipment, engineering fees, directory revenues and sales commissions. Cable television revenues rose to $3,953,000 in 2000 from $3,784,000 in 1999, an increase of $169,000 or 4% due to increased customer service rates. Billing and collection revenues declined to $694,000 in 2000 from $825,000 in 1999, a decrease of $131,000 or 16% as IXCs continued the trend toward self-billing of customers.

       Consolidated operating costs and expenses grew to $26,799,000 in 2000 from $23,063,000 in 1999, an increase of $3,736,000 or 16%. The acquisition of Hager TeleCom, Inc. accounted for $1,265,000 of the increase. The following table shows costs and expenses by operating group for 2000 compared to 1999:

                                                   Alliance                               Hector
                                             Year Ended December 31               Year Ended December 31
                                             2000              1999               2000               1999
Plant operations                    $     3,586,255   $      2,944,902  $      1,224,546  $       1,142,021
Depreciation and amortization             7,354,503          5,930,740         2,821,781          2,616,879
Customer operations                       1,641,054          1,583,327           310,304            329,191
General and administrative                3,842,955          3,149,918         1,772,180          1,544,670
Other operating expenses                  2,791,331          2,295,122         1,454,337          1,526,310
                                    ---------------   ----------------  ----------------  -----------------
                                    $    19,216,098   $     15,904,009  $      7,583,148  $       7,159,071
                                    ---------------   ----------------  ----------------  -----------------


       Consolidated plant operations expenses increased to $4,811,000 in 2000 from $4,087,000 in 1999, an increase of $724,000 or 18% due to the acquisition of Hager, increased labor costs and increased charges from suppliers. Depreciation and amortization increased to $10,176,000 in 2000 from $8,548,000 in 1999, an increase of $1,628,000 or 19% due to increased depreciation on new telephone switching equipment and the acquisition of Hager. Customer operations expenses increased 2% to $1,951,000 in 2000 from $1,913,000 in 1999 due largely to growth in the number of customers served. General and administrative expenses increased to $5,615,000 in 2000 from $4,695,000 in 1999, an increase of $920,000 or 20% due to the acquisition of Hager and increased cable television administrative fees. Other operating expenses increased $424,000 or 11%.

       Consolidated operating income decreased $63,000 or 1% to $10,991,000 in 2000 from $11,054,000 in 1999.

       Consolidated interest expenses decreased $628,000 to $5,955,000 in 2000 from $6,583,000 in 1999. The decrease was due to expense reductions on convertible debentures that were retired or converted into common stock in 1999.

       In 2000, the Company had income from unconsolidated affiliates of $611,000 compared to a loss of $336,000 in 1999. The Company recorded income on its Wireless North PCS investment (due to adjustments in its debt guarantee) of $15,000 in 2000 compared to a loss of $1,597,000 in 1999. Income from the Company's investments in Northern Transport Group and South Dakota Networks totaled $535,000 in the 2000 period. The Company took a charge against earnings of $1,273,000 in 2000 based on its revaluation of its investment in Onvoy, Inc. Income from Midwest Wireless Holdings, LLC decreased to $1,248,000 in 2000 from $1,481,000,in 1999. The decrease was due to price competition from other wireless service providers and costs associated with its acquisition of additional service areas in Iowa and Wisconsin.

       Alliance had gains on sales of marketable securities totaling $1,622,000 in 2000 compared to gains on sales of $13,203,000 in 1999. Most of the gains were on sales of US West (now Qwest) stock sold in 2000 and sales of Rural Cellular Corporation in 1999. Alliance continues to hold a significant portfolio of marketable securities. Interest and dividend income increased to $1,251,000 in 2000 from $1,116,000 in 1999 due to investments of the cash proceeds from the marketable securities sales.

       Consolidated income before income taxes decreased to $8,520,000 in 2000 from $18,455,000 in 1999. The Company's effective income tax rate of 49.4% is higher than the standard U.S. tax rate due to state income taxes and because the goodwill amortization expenses from the Company's acquisitions cannot be deducted. Income before the minority interest in Alliance's earnings decreased to $4,313,000 in 2000 from $10,942,000 in 1999. Minority interest on earnings of Alliance was $1,004,000 in 2000 compared to $3,463,000 in 1999. Net income decreased to $3,309,000 in 2000 compared to $7,479,000 in 1999.

1999 Compared to 1998
---------------------
       Consolidated   revenues   increased  7%  from   $31,839,000  in  1998  to
$34,117,000 in 1999. The following table shows revenues by operating group for 1999 compared to 1998:

                                                   Alliance                               Hector
                                             Year Ended December 31               Year Ended December 31
                                             1999              1998               1999               1998
Local network                       $     4,250,474   $      3,730,079  $      1,664,204  $       1,560,732
Network access                           14,587,083         13,480,391         4,831,878          4,229,530
Billing and collection                      650,839            683,132           173,700            182,635
Nonregulated activities                   3,527,645          4,283,839           647,415            489,528
Cable television                          2,306,786          1,774,495         1,477,292          1,424,333
                                    ---------------   ----------------  ----------------  -----------------
                                    $    25,322,827   $     23,951,936  $      8,794,489  $       7,886,758
                                    ---------------   ----------------  ----------------  -----------------

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

       Consolidated operating costs and expenses grew from $21,192,000 in 1998 to $23,063,000 in 1999, an increase of $1,871,000 or 9%. The following table shows costs and expenses by operating group for 1999 compared to 1998:

                                                   Alliance                              Hector
                                             Year Ended December 31                Year Ended December 31
                                             1999              1998               1999               1998
Plant operations                    $     2,944,902   $      2,821,318  $      1,142,021  $         933,994
Depreciation and amortization             5,930,740          5,712,509         2,616,879          2,068,701
Customer operations                       1,583,327          1,549,019           329,191            254,649
General and administrative                3,149,918          2,575,215         1,544,670          1,375,954
Other operating expenses                  2,295,122          2,646,862         1,526,310          1,253,586
                                    ---------------   ----------------  ----------------  -----------------
                                    $    15,904,009   $     15,304,923  $      7,159,071  $       5,886,884
                                    ---------------   ----------------  ----------------  -----------------

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

       In 1999, the Company had a loss from investments in unconsolidated affiliates of $336,000 compared to income of $883,000 in 1998. The Company's share of loss from its Wireless North PCS investment was $1,597,000 in 1999 compared to $1,066,000 in 1998. Income from Midwest Wireless Holdings, LLC decreased from $1,508,000 in 1998 to $1,481,000,in 1999. The decrease was due to price competition from other wireless service providers. The Company had income in 1998 from the Sioux Falls, South Dakota MSA, prior to its sale by Alliance, of $334,000 in 1998 compared to no income in 1999.

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

Liquidity and Capital Resources
-------------------------------

       Operations
       ----------

       Cash flows from consolidated operating activities were $7,981,000, $6,693,000 and $9,623,000 in 2000, 1999 and 1998, respectively. The increase in cash flows from operations in 2000 was due to higher levels of noncash expenses in 2000. At December 31, 2000, the Company's cash, cash equivalents and marketable securities totaled $16,729,000 compared to $39,274,000 at December 31, 1999. Alliance's cash and securities were $10,225,000 of this total at December 31, 2000. Working capital at December 31, 2000 was $8,960,000 compared to $18,736,000 at December 31, 1999. The current ratio was 1.8 to 1 at December 31, 2000 compared to 2.3 to 1 at December 31, 1999. Most of the decrease in working capital was due to cash payments made to acquire Hager TeleCom, Inc.

        The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in 2000, 1999 and 1998 were $3,111,000, $2,902,000 and
$2,652,000, respectively. Alliance's plant additions in 2000 (excluding the acquisition of Hager TeleCom, Inc.), 1999 and 1998 (excluding the acquisitions of Felton and Spectrum) were $6,335,000, $4,640,000 and $5,163,000, respectively. Plant additions for 2001 for Hector and Alliance are expected to total $4,530,000 and $7,109,000, respectively. These plant additions will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network. The Company has contracted with Next Level Communications to provide $1,433,000 of broadband equipment as part of these additions.

       Investments
       -----------

       Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2000, Alliance received $5,421,000 from sales of marketable securities, principally USWest common stock. In 1999, Alliance received $18,920,000 from sales of marketable securities, principally Rural Cellular Corporation common stock. In 1998, Alliance received $1,820,000 from sales of interests in Rural Cellular Corporation, MediaOne Group, Inc., Comnet Cellular, Inc. and Illuminet Holdings, Inc. At December 31, 2000, Alliance continued to maintain a significant marketable securities portfolio consisting primarily of shares of Illuminet Holdings, Inc. and Rural Cellular Corporation.

       The Company is an investor in Wireless North LLC, a limited liability corporation that has licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The Company invested cash of $183,000, $1,032,000 and $761,000 in Wireless North in 2000, 1999 and 1998, respectively. Cash received as return of capital in 2000 due to investment by Touch America, Inc. in Wireless North were $409,000. Investments in Wireless North prior to 1998 consisted of $510,000 of cash and debt guarantees which have been reduced by $282,000 to $1,091,000. The PCS systems are in start-up mode and continue to incur significant losses. Wireless North is currently up for sale and expressions of interest have been received from other investors. The Company has accrued losses on Wireless North up to the total of its cash investments and loan guarantees. It cannot predict the effect a sale of Wireless North would have on its future financial results.

        The Company continues to maintain its ownership in Midwest Wireless Holdings, LLC through acquisition of additional partnership interests. The acquisition of Hager TeleCom, Inc. added .8% to the Company's ownership interest. Cash expended to purchase Midwest Wireless Holdings, LLC interests was $380,000 in 1998. At December 31, 2000, the Company's ownership percentage totaled 10.4%. In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA to CommNet Cellular, Inc. for $6,725,000.

       The Company's Alliance subsidiary has committed to invest $600,000 in 2001 to support the CLEC operations in Breckenridge, MN and Wahpeton, ND of 702 Communications (Val Ed Co.). The Company cannot predict if additional funds beyond this amount will be required.

       Debt and Loan Commitments
       -------------------------

       As part of financing its 68% ownership interest in Alliance, the Company borrowed $6,000,000 from CoBank (St. Paul Bank for Cooperatives before its 1999 merger with CoBank). In 1998, the Company replaced the loan with a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). The interest rate on the loan varies according to the rate RTFC charges for similar loans. The interest rate was 8.4% at December 31, 2000.

       The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on Alliance's acquisition loan from CoBank have been locked for periods of one to ten years at rates averaging 7.5%. The outstanding balance on this loan at December 31, 2000 was $44,902,300. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance invested $344,000 and $509,000 of cash in the bank in 1999 and 1998, respectively. The Company recorded a loss of $200,000 in 1999 due to writedown of the value of this bank stock in the merger between CoBank and St. Paul Bank for Cooperatives.

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

       The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $700,000, $6,156,000 and $737,000 in 2000, 1999 and 1998, respectively. The average interest rate on outstanding RUS and RTB loans is 5.5%. At December 31, 2000 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $11,498,000. Subsequent to year end, an Alliance subsidiary received preliminary commitments from RUS & RTB for a new $13,000,000 loan.

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


       Acquisitions
       ------------

       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC. Purchase price was $9,124,500 of cash plus acquisition costs.

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

       The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In the past, the Company has been a member of investor groups that sought unsuccessfully to acquire rural telephone properties offered for sale by GTE and Qwest. The Company cannot predict if it will be successful in acquiring additional properties and does not currently have financing plans in place to pay for possible acquisitions.

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

New Accounting Standards
------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities" (as amended) which was to be effective January 1, 2000 but was deferred to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views regarding generally accepted accounting principles for revenue recognition and deferred costs in the financial statements. SAB 101 did not have a material effect on the Company's financial statements.

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


                                            /s/ Curtis A. Sampson
                                            -----------------------------------
                                            Curtis A. Sampson
                                            Chairman and Chief Executive Officer


                                            /s/ Charles A. Braun
                                            -----------------------------------
                                            Charles A. Braun
March 29, 2001                              Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Olsen Thielen & Co., Ltd.
-----------------------------
Olsen Thielen & Co., Ltd.
February 14, 2001
St. Paul, Minnesota


                               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                                                            December 31
                                                                                ----------------------------------
                                                                                        2000                1999
                                                                                -------------        -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  13,834,110        $  27,055,772
  Construction fund (Note 6)                                                          317,837              283,604
  Accounts receivable (net of allowance for doubtful accounts of
    $360,000 and $447,000, respectively)                                            5,548,622            4,854,365
  Materials, supplies and inventories, at average cost                                825,673              616,985
  Other current assets                                                                302,704              171,432
                                                                                -------------        -------------
      TOTAL CURRENT ASSETS                                                         20,828,946           32,982,158

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 5)                                 56,226,525           51,410,033

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $8,212,000 and $6,473,000 (Note 1)                                          55,475,430           51,405,010
  Marketable securities (Note 3)                                                    2,895,272           12,218,303
  Wireless telephone investments (Note 4)                                          12,509,975            9,688,981
  Other investments (Notes 1 and 6)                                                10,527,727            8,768,797
  Other assets (Note 1)                                                               214,106              323,405
                                                                                -------------        -------------
      TOTAL OTHER ASSETS                                                           81,622,510           82,404,496
                                                                                -------------        -------------

TOTAL ASSETS                                                                    $ 158,677,981        $ 166,796,687
                                                                                =============        =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 6)                  $   6,337,200        $   5,607,100
  Accounts payable (Note 10)                                                        2,664,520            2,481,507
  Accrued expenses                                                                  2,479,779            2,184,626
  Income taxes payable                                                                387,100            3,973,019
                                                                                -------------        -------------
     TOTAL CURRENT LIABILITES                                                      11,868,599           14,246,252

LONG-TERM DEBT, less current portion (Note 6)                                      84,378,149           86,281,656

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                               79,668              140,386

DEFERRED INCOME TAXES (Note 7)                                                      6,603,310            9,435,515

DEFERRED COMPENSATION (Note 9)                                                        904,071              897,113

COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                            15,736,317           15,813,847

STOCKHOLDERS' EQUITY: (Notes 1, 6 and 8)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 221,300 and 229,300 shares issued and outstanding           221,300              229,300
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,504,363 and 3,574,712 shares issued and outstanding                              35,044               35,747
  Additional paid-in capital                                                       12,844,776           13,274,444
  Retained earnings                                                                24,945,512           23,115,945
                                                                                -------------        -------------
                                                                                   38,046,632           36,655,436
  Accumulated other comprehensive income (Note 3)                                   1,061,235            3,326,482
                                                                                -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                    39,107,867           39,981,918
                                                                                -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 158,677,981        $ 166,796,687
                                                                                =============        =============

See notes to consolidated financial statements.

                                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                Year Ended December 31
                                                                    ------------------------------------------------
                                                                           2000             1999              1998
                                                                    -------------    -------------     -------------
REVENUES:
  Local network                                                     $   6,650,242    $   5,914,678     $   5,290,811
  Network access                                                       20,812,363       19,418,961        17,709,921
  Billing and collection                                                  694,171          824,539           865,767
  Nonregulated activities                                               5,679,915        4,175,060         4,773,367
  Cable television revenues                                             3,953,411        3,784,078         3,198,828
                                                                    -------------    -------------     -------------
    TOTAL REVENUES                                                     37,790,102       34,117,316        31,838,694

COSTS AND EXPENSES:
  Plant operations                                                      4,810,801        4,086,923         3,755,312
  Depreciation and amortization                                        10,176,284        8,547,619         7,781,210
  Customer operations                                                   1,951,358        1,912,518         1,803,668
  General and administrative                                            5,615,135        4,694,588         3,951,169
  Other operating expenses                                              4,245,668        3,821,432         3,900,448
                                                                    -------------    -------------     -------------
    TOTAL COSTS AND EXPENSES                                           26,799,246       23,063,080        21,191,807
                                                                    -------------    -------------     -------------

OPERATING INCOME                                                       10,990,856       11,054,236        10,646,887

OTHER INCOME (EXPENSES):
  Interest expense                                                     (5,954,603)      (6,582,536)       (7,315,153)
  Income (loss) from investments in unconsolidated
    affiliates (Note 4)                                                   610,846         (335,537)          883,096
  Interest and dividend income                                          1,250,748        1,116,098           609,071
  Gain on sale of marketable securities (Note 3)                        1,622,226       13,203,062           965,069
  Gain on sale of cellular partnership (Note 4)                                                            4,817,498
                                                                    -------------    -------------     -------------
    OTHER INCOME (EXPENSES), net                                       (2,470,783)       7,401,087           (40,419)
                                                                    -------------    -------------     -------------
INCOME BEFORE INCOME TAXES                                              8,520,073       18,455,323        10,606,468

INCOME TAX EXPENSE (Note 7)                                             4,207,000        7,513,000         4,949,000
                                                                    -------------    -------------     -------------
INCOME BEFORE MINORITY INTEREST                                         4,313,073       10,942,323         5,657,468

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                               1,003,650        3,463,142         1,747,225
                                                                    -------------    -------------     -------------
NET INCOME                                                              3,309,423        7,479,181         3,910,243
                                                                    -------------    -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized holding gains (losses) on marketable securities           (3,903,896)      20,784,075           492,287
  Reclassification adjustment for gains included in net income         (1,622,226)     (13,203,062)         (965,069)
                                                                    -------------    -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE
  INCOME TAXES                                                         (5,526,122)       7,581,013          (472,782)
                                                                    -------------    -------------     -------------
Income tax expense (benefit) related to unrealized
  holding gains and losses on marketable securities                    (1,539,833)       8,450,555           189,519
Income tax benefit related to reclassification adjustment for
  gains included in net income                                           (639,862)      (5,368,207)         (371,529)
                                                                    -------------    -------------     -------------
Income tax expense (benefit) related to items of other
  comprehensive income (loss)                                          (2,179,695)       3,082,348          (182,010)
Minority interest in other comprehensive income (loss) of
  Alliance Telecommunications Corporation                              (1,081,180)       1,559,887
                                                                    -------------    -------------     -------------
Other Comprehensive Income (Loss)                                      (2,265,247)       2,938,778          (290,772)
                                                                    -------------    -------------     -------------
COMPREHENSIVE INCOME                                                $   1,044,176    $  10,417,959     $   3,619,471
                                                                    =============    =============     =============
BASIC NET INCOME PER COMMON SHARE (Note 1)                          $         .93    $        2.42     $        1.63
                                                                    =============    =============     =============
DILUTED NET INCOME PER COMMON SHARE (Note 1)                        $         .86    $        1.96     $        1.15
                                                                    =============    =============     =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 8):
  Common shares only                                                    3,544,000        3,095,000         2,403,000
  Common and potential common shares                                    3,851,000        3,945,000         3,937,000

See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                  Unearned
                                                                                                  Employee  Accumulated
                                                                        Additional                   Stock       Other
                                   Preferred Stock       Common Stock      Paid-in     Retained  Ownership Comprehensive
                                   Shares    Amount     Shares  Amount     Capital     Earnings     Shares     Income         Total
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1997      378,100  $378,100  2,079,364 $20,794 $ 1,712,954  $11,726,521 $  (69,724) $  678,477  $14,447,122
Net income                                                                            3,910,243                           3,910,243
Issuance of common stock under
 Employee Stock Purchase Plan                           10,753     107      73,013                                           73,120
Issuance of common stock under
 Employee Stock Option Plan                             48,200     482     354,931                                          355,413
Issuance of common stock in
 exchange for preferred stock     (35,300)  (35,300)    35,300     353      34,947                                                0
Issuance of common stock from
 exercise of outstanding warrants                        7,876      79      61,091                                           61,170
Conversion of convertible
 debentures into common stock                          479,569   4,796   4,096,134                                        4,100,930
ESOP Shares Allocated                                                       (6,629)                 69,724                   63,095
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                               (290,772)    (290,772)
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1998      342,800   342,800  2,661,062  26,611   6,326,441   15,636,764         -      387,705   22,720,321
Net income                                                                            7,479,181                           7,479,181
Issuance of common stock under
 Employee Stock Purchase Plan                           14,890     149     104,267                                          104,416
Issuance of common stock under
 Employee Stock Option Plan                             43,675     437     361,475                                          361,912
Issuance of common stock in
 exchange for preferred stock    (113,500) (113,500)   113,500   1,135     112,365                                                0
Issuance of common stock from
 exercise of outstanding warrants                        8,742      87         (87)                                               0
Conversion of convertible
 debenturex into common stock                          730,438   7,304   6,350,007                                        6,357,311
Issuance of common stock to ESOP                         2,405      24      19,976                                           20,000
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                              2,938,777    2,938,777
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1999      229,300   229,300  3,574,712  35,747  13,274,444   23,115,945        -     3,326,482   39,981,918
Net income                                                                            3,309,423                           3,309,423
Issuance of common stock under
 Employee Stock Purchase Plan                           10,742     108     115,167                                          115,275
Issuance of common stock under
 Employee Stock Option Plan                             37,620     376     266,813                                          267,189
Issuance of common stock in
 exchange for preferred stock      (8,000)   (8,000)     8,000      80       7,920                                                0
Issuance of common stock from
 exercise of outstanding warrants                       88,311     883     756,417                                          757,300
Issuance of common stock to ESOP                         6,928      69      96,923                                           96,992
Purchase and retirement of
 common stock                                         (221,950) (2,219) (1,672,908)  (1,479,856)                         (3,154,983)
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                             (2,265,247)  (2,265,247)
                                  -------  --------  --------- ------- -----------  ----------- ----------  ----------  -----------
BALANCE AT DECEMBER 31, 2000      221,300  $221,300  3,504,363 $35,044 $12,844,776  $24,945,512 $      -    $1,061,235  $39,107,867
                                  =======  ========  ========= ======= ===========  =========== ==========  ==========  ===========


See notes to consolidated financial statements.


                                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                             ------------------------------------------------
                                                                                    2000             1999              1998
                                                                             -------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                  $ 3,309,423      $ 7,479,181       $ 3,910,243
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            10,177,520        8,663,181         7,957,527
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                             1,003,650        3,463,142         1,747,225
      Gain on sales of marketable securities                                   (1,622,226)     (13,203,062)         (965,069)
      Gain on sale of wireless partnership investment                                                             (4,817,498)
      Loss (income) from unconsolidated affiliates                               (610,846)         335,537          (883,096)
      Proceeds from wireless cellular investments                                 716,653          709,668         1,206,505
      Noncash patronage refunds                                                    (8,780)         (12,569)
      Changes in assets and liabilities net of effects from
        the purchase of Hager Telecom, Inc. and Felton Telephone Company:
        Increase in accounts receivable                                          (566,951)        (727,508)          (37,845)
        Decrease (increase) in materials, supplies and inventories               (172,847)         (88,146)           21,188
        Decrease in other current assets                                          111,795            8,702            46,455
        Increase (decrease) in accounts payable                                   (62,254)           7,981           866,321
        Increase (decrease) in accrued expenses                                   121,137          477,147          (193,287)
        Increase (decrease) in income taxes payable                            (3,426,965)       1,942,370         1,455,010
        Decrease in deferred investment tax credits                               (60,718)        (112,215)         (136,016)
        Decrease in deferred income taxes                                        (934,383)      (2,157,467)         (604,706)
        Increase (decrease) in deferred compensation                                6,958          (93,042)           49,730
                                                                             -------------     -------------    -------------
          Net cash provided by operating activities                             7,981,166        6,692,900         9,622,687

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (9,446,190)      (7,541,926)       (9,716,135)
  Sales of temporary cash investments                                                                                300,000
  Sales of marketable securities                                                5,420,957       18,920,352         1,819,653
  Purchases of marketable securities                                                            (1,768,648)
  Investments in wireless telephone                                              (183,276)      (1,031,587)       (1,140,457)
  Proceeds from wireless PCS investments                                          408,846
  Decrease (increase) in construction fund                                          8,169          (83,113)         (122,801)
  Purchases of other investments                                               (2,393,458)      (1,052,230)       (1,083,592)
  Proceeds from other investments                                                 205,584          463,734           114,536
  Proceeds from sale of wireless partnership investment                                                            6,725,140
  Decrease (increase) in excess of cost over net assets acquired                                    15,170        (2,797,123)
  Decrease (increase) in other assets                                             109,954          (52,109)          (62,012)
  Increase in cash from purchase of Felton Telephone Company                                                         196,500
  Payments for purchase of Hager Telecom, Inc., net of cash acquired           (8,532,392)
                                                                             -------------    -------------     -------------
         Net cash provided by (used in) investing activities                  (14,401,806)       7,869,643        (5,766,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                                (5,485,803)      (8,815,220)       (8,911,738)
  Proceeds from issuance of notes payable and long-term debt                      700,000        6,156,087         6,733,179
  Issuance of common stock                                                      1,139,764          466,328           489,703
  Purchase of stock                                                            (3,154,983)
  ESOP shares allocated                                                                                               63,095
                                                                             -------------    -------------     -------------
         Net cash used in financing activities                                 (6,801,022)      (2,192,805)       (1,625,761)
                                                                             -------------    -------------     -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (13,221,662)      12,369,738         2,230,635

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 27,055,772       14,686,034        12,455,399
                                                                             -------------    -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 13,834,110     $ 27,055,772      $ 14,686,034
                                                                             =============    =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $  6,189,304     $  6,700,250      $  7,096,930
  Income taxes paid                                                             8,639,597        7,840,312         4,262,666


See notes to consolidated inancial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates six local exchange telephone companies, two cable television companies, an engineering company, and a credit card communications company. At December 31, 2000, the Company's wholly and majority owned subsidiaries provided telephone service to 38,745 access lines in 37 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to 13,171 subscribers in
Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $8,415,178, $6,942,357 and $6,260,624 for 2000, 1999 and 1998, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Wireless telephone investments: The Company has significant investments in Midwest Wireless Holdings, LLC and Wireless North, LLC. The Company is the largest shareholder of Midwest Wireless Holdings, LLC and the fourth largest shareholder of Wireless North, LLC and has the ability to influence the operating and financial policies of these companies. The Company recognizes income and losses from these investments on the equity method of accounting. Income and losses recognized from these investments are material to the Company's operating results.

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses was $1,739,225, $1,583,380 and $1,499,456 in 2000, 1999 and 1998,
respectively.

In 1999 and 1998 the Company amortized debenture issue incurred in completing its February, 1995 public offering of convertible subordinated debentures. The debenture issue costs were amortized over the expected life of the debentures (Note 6). Amortization cost included in interest expense was $115,562 and $176,317 in 1999 and 1998, respectively. When the debentures were converted into common stock, the remaining issue costs were charged to capital. $256,151 and $233,549 of debenture issue costs were charged to capital in 1999 and 1998, respectively. None of the convertible debentures remain outstanding.

Other investments consist of Rural Telephone Bank stock, CoBank stock, long-term certificates of deposit, and investments in stock companies and partnerships of other telecommunications service providers. Long-term investments in companies that are not intended for resale or are not readily marketable are valued at cost, which does not exceed net realizable value. During the fourth quarter of 2000, the Company established a valuation reserve of $1,273,000 against its investment in Onvoy, Inc. common stock. Investments in joint ventures, partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

Other assets are cable television franchises owned by the Company and other deferred charges. Amortization included in expenses was $21,881, $21,882 and $21,130 for 2000, 1999 and 1998, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt payable to the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt owed to RUS and RTB was $37,162,000 and $34,117,000 at December 31, 2000 and 1999, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

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

New accounting principles: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) which was to be effective January 1, 2000 but subsequently deferred to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

Basis of presentation: Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - ACQUISITIONS.

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC. Purchase price was $9,124,500 of cash plus acquisition costs. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $5,810,000, which is being amortized on a straight-line basis over 25 years. The operations of Hager, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:
      Property, plant and equipment                              $   3,819,916
      Excess of cost over net assets acquired                        5,809,643
      Investment in Midwest Wireless Holdings, LLC                   2,500,000
      Long-term debt                                                (3,612,396)
      Deferred taxes                                                  (281,872)
      Other assets and liabilities                                     978,961
                                                                 --------------
        Total purchase price                                         9,214,252
      Less cash and cash equivalents acquired                         (681,860)
                                                                 --------------
      Payment for purchase of Hager TeleCom, Inc.,
        net of cash acquired                                     $   8,532,392
                                                                 ==============

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
      Property, plant and equipment                              $   1,427,800
      Excess of cost over net assets acquired                          536,215
      Marketable securities                                          4,363,854
      Long-term debt                                                (1,770,895)
      Deferred taxes and credits                                    (1,709,976)
      Other assets and liabilities                                     803,002
                                                                 --------------
        Total purchase price                                         3,650,000
      Less notes payable issued to seller                           (3,149,358)
      Less cash and cash equivalents acquired                         (590,944)
      Less deposits and acquisition costs paid in 1997                (106,198)
                                                                 --------------
      Increase in cash from purchase of Felton
        Telephone Company                                        $     196,500
                                                                 ==============

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

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The acquisition of Felton Telephone Company included a substantial portfolio of marketable securities of this type. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 2000 and December 31, 1999. The cost and fair values of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                            --------------    -------------     -------------    -------------
December 31, 2000                          $       277,444   $    2,630,212    $     (12,384)   $    2,895,272
December 31, 1999                                4,074,353        8,174,811          (30,861)       12,218,303

Net unrealized gains on marketable securities, net of related deferred taxes and minority interest, are included in stockholders' equity as accumulated other comprehensive income at December 31, 2000 and 1999 as follows:

                                                  Net            Deferred                          Accumulated
                                              Unrealized          Income          Minority        Comprehensive
                                                 Gains             Taxes          Interest           Income
                                            --------------    -------------     -------------    -------------
December 31, 2000                          $     2,617,828   $  (1,077,886)    $    (478,707)   $    1,061,235
December 31, 1999                                8,143,950      (3,257,581)       (1,559,887)        3,326,482

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $5,421,000, $18,920,000 and $1,820,000 in 2000, 1999 and 1998 respectively. Gross realized gains on sales of these securities were $1,622,000, $13,203,000 and $965,000 in 2000, 1999 and 1998, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.


NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

Investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At December 31, 2000, the Company owned 10.4% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. Income from this investment, net of associated amortization expense, was $1,248,000, $1,481,000 and $1,508,000 in 2000, 1999
and 1998, respectively. Cash distributions received from Midwest Wireless were $717,000, $710,000 and $848,000 in 2000, 1999 and 1998, respectively. The excess of cost over the Company's share of equity in Midwest Wireless at the time of acquisition, net of amortization reserves, was $8,821,000 and $6,897,000 at December 31, 2000 and 1999, respectively. Excess cost is being amortized on the straight-line method over periods ranging from twenty-five to forty years. Amortization expense was $249,000, $183,000 and $158,000 in 2000, 1999 and 1998,
respectively. At December 31, 2000, the Company's cumulative share of income from Midwest Wireless was $6,567,000, of which $3,889,000 was undistributed.

The Company owns 10.4% of Wireless North, LLC which has licenses to provide personal communications services in Minnesota, Wisconsin, North Dakota and South Dakota. At December 31, 2000, the Company had invested $2,073,000 of cash and guaranteed debt of $1,091,000 in Wireless North. Its PCS systems have not been profitable to date. The Company's share of Wireless North's losses was $1,597,000 and $1,066,000 in 1999 and 1998, respectively. The Company suspended use of the equity method of accounting when its recorded losses equaled the total of its cash investments and loan guarantees. As a result, the Company has unrecorded losses of $1,400,000 on its investment. The Company cannot predict if it will be necessary to provide additional capital to Wireless North.

Summarized audited financial information for these companies for 2000, 1999 and 1998 is as follows:

                                           Year Ended December 31
                                     2000          1999             1998
                               -------------   ------------    ------------
Current assets                 $  16,817,981   $  1,602,675    $ 14,894,978
Noncurrent assets                283,197,391     94,755,699      84,844,144
Current liabilities               32,891,714     13,815,844      14,856,061
Noncurrent liabilities           172,488,204     66,079,559      51,090,911
Minority interest                  5,844,777
Members' equity                   88,790,677     26,462,971      33,792,150
Revenues                         107,527,471     60,228,148      50,268,747
Expenses                         106,571,860     55,910,186      41,649,381
Net income                           955,611      4,317,962       8,619,366

In December, 1998, the Company sold its 12.25% interest in Sioux Falls Cellular, Ltd., which provides cellular service in the Sioux Falls, South Dakota MSA for $6,725,000 of cash. Gain on the sale was $4,817,000. Income from this investment prior to the sale (net of associated amortization expense of $29,000) was $334,000 in 1998.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                          December 31
                                 Estimated     -------------------------------
                                useful life            2000             1999
                               ------------    --------------    -------------
    Land                                       $      630,750    $     606,397
    Buildings                    5-40 years         6,314,045        5,562,920
    Machinery and equipment      3-15 years         2,754,648        2,016,253
    Furniture and fixtures       5-10 years         2,208,319        2,142,535
    Telephone plant              5-33 years        74,408,575       64,107,388
    Cable television plant      10-15 years         9,436,721        8,948,737
    Construction in progress                        1,558,474        1,236,205
                                               --------------    -------------
                                                   97,311,532       84,620,435
         Less accumulated depreciation             41,085,007       33,210,402
                                               --------------    -------------
                                               $   56,226,525    $  51,410,033
                                               ==============    =============

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                           December 31
                                                                ---------------------------------
                                                                       2000               1999
                                                                ------------         ------------
Notes payable to CoBank, payable by Alliance
 Telecommunications Corporation in monthly installments,
 average interest rate of 7.5%, due 2001 to 2011                $ 44,902,300         $ 47,580,800
Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB") mortgage notes,
 payable  by   telephone   company   subsidiaries   in  monthly  and   quarterly
 installments, average rate of 5.5%, due 2001 to 2028 40,129,684 38,041,254
Notes payable to Rural Telephone Finance Cooperative
  in quarterly installments, interest rate of 8.4%, due 2013       3,560,905            3,743,712
Notes payable to former owners of Felton Telephone
  Company, payable by a subsidiary of Alliance Tele-
  communications Corporation in monthly installments,
  interest rate of 8.25%, due 2005                                 2,122,460            2,522,990
                                                                ------------         ------------
                                                                  90,715,349           91,888,756
Less current portion                                               6,337,200            5,607,100
                                                                ------------         ------------
                                                                $ 84,378,149         $ 86,281,656
                                                                ============         ============

       In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. As a condition to receiving the loans, Alliance purchased stock in the bank. In 1999, St. Paul Bank merged with CoBank. As part of the merger, Alliance's St. Paul Bank stock was revalued. Alliance recorded a loss of $199,995 in 1999 due to this revaluation. At December 31, 2000, Alliance's investment in CoBank stock was $3,254,000.

       CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refund accrued was $231,000 in 2000; approximately 30% will be received in cash, with the balance in stock in the bank. The accrued patronage refund was shown in the Company's operating statement as a reduction of interest expense. No patronage refund was accrued for 1999 or 1998. The Company cannot predict what patronage refunds might be in future years.

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

       The Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) are the Company's primary sources of long-term financing for additions to telephone plant and equipment. The RUS has made long-term, low-interest loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS is authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans. At December 31, 2000, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $11,498,000 to finance specific construction activities in future years.

       Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the LEC subsidiaries to the Company is limited by certain financial covenants set forth in the mortgages. At December 31, 2000, $3,756,000 of retained earnings of these subsidiaries was available for dividend payments to HCC.

         The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2001 are $4,530,000 and $7,109,000, respectively. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

       The Company has a term loan and a $5,000,000 revolving line of credit from Rural Telephone Financing Cooperative ("RTFC"). The interest rate on the term loan varies according to the rate charged by the Lender for similar loans (8.4% at December 31, 2000). Interest on borrowings against the credit line is at the bank's prime rate plus 1.5%. Both the credit line and the term loan are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

       In February 1995 the Company completed a public offering of 8.5% convertible subordinated debentures. During 1999 and 1998, the Company issued calls to retire the debentures, which resulted in $10,757,000 of debentures being converted into stock and $1,893,000 of debentures being purchased and retired.

       The annual requirements for principal payments on notes payable and long-term debt are as follows:
                           2001               $    6,337,200
                           2002                    6,548,100
                           2003                    7,018,500
                           2004                    7,513,000
                           2005                    7,560,100

NOTE 7 - INCOME TAXES

       Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance
Telecommunications  Corporation  and  its  subsidiaries.   Income  tax  expenses
(benefits) consist of the following:
                                          Year Ended December 31
                                  -----------------------------------------
                                         2000         1999          1998
                                  -------------  ------------  ------------
Currently payable taxes:
     Federal                       $ 4,053,000   $ 8,120,000   $ 4,445,000
     State                           1,149,000     1,662,000     1,244,000
                                   ------------  ------------  ------------
                                     5,202,000     9,782,000     5,689,000

Deferred income taxes (benefit)       (934,000)   (2,157,000)     (604,000)
Deferred investment tax credits        (61,000)     (112,000)     (136,000)
                                   ------------  ------------  ------------
                                   $ 4,207,000   $ 7,513,000   $ 4,949,000
                                   ============  ============  ============

     Deferred tax assets and (liabilities) as of December 31 related to the following:

                                                      2000          1999
                                                 ------------  ------------
Accelerated depreciation                         $(6,101,310)  $(6,012,515)
Alternative minimum tax credits                       56,000        28,000
Marketable securities                             (1,120,000)   (4,073,000)
Partnership and LLC investments                     (393,000)     (286,000)
Deferred compensation                                366,000       363,000
Other                                                589,000       545,000
                                                 ------------  ------------
                                                 $(6,603,310)  $(9,435,515)
                                                 ============  ============

       The provision for income taxes varied from the federal statutory tax rate as follows:

                                                  Year Ended December 31
                                             ---------------------------------
                                               2000         1999         1998
                                             -------      -------      -------
Tax at U.S. statutory rate                     35.0%        35.0%        35.0%
Surtax exemption                               (1.0)           -         (1.0)
State income taxes, net of federal benefit      8.0          3.8          7.8
Excess of cost over net assets acquired         7.0          3.0          5.1
Investment tax credits                         ( .7)        ( .6)        (1.3)
Other                                           1.1         ( .5)         1.1
                                             -------      -------      -------
Effective tax rate                             49.4%        40.7%        46.7%
                                             =======      =======      =======

NOTE 8 - STOCKHOLDERS' EQUITY

       Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

       Common shares are reserved for issuance in connection with stock option plans under which 800,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 2,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2000, 300,675 shares remained available to be issued under the plans.

       Changes in outstanding employee and director stock options during the three years ended December 31, 2000 is as follows:
                                                                      Average
                                                     Number of  exercise price
                                                       shares        per share
                                               ----------------  -------------
Outstanding at December 31, 1997                        239,750  $        7.27
                  Granted                                74,775          11.50
                  Exercised                             (48,200)          6.75
                  Canceled                                 (300)          7.50
                                               ----------------- -------------
Outstanding at December 31, 1998                        266,025           8.55
                  Granted                                91,400           8.80
                  Exercised                             (43,675)          7.93
                  Canceled                               (6,100)          8.44
                                               ----------------- -------------
Outstanding at December 31, 1999                        307,650           8.72
                  Granted                                96,100          12.22
                  Exercised                             (46,575)          7.28
                  Canceled                               (8,100)         10.53
                                               ----------------- -------------
Outstanding at December 31, 2000                        349,075  $        9.83
                                               ================= =============

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2000, 267,191 stock options are currently exercisable at an average price of $9.45 per share. The following table summarizes the status of stock options outstanding at December 31, 2000:
                                           Weighted Average        Weighted
                                               Remaining            Average
Range of Exercise Prices        Shares        Option Life       Exercise Price
------------------------      --------        -----------       --------------
$  6.50 to $  8.50             168,150          2.1 years       $        7.82
$  8.51 to $10.93               20,000          5.8 years                9.86
$10.94 to $13.20               160,925          3.9 years               11.92

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 10,742, 14,890 and 10,753 for the plan years ended August 31, 2000, 1999 and 1998, respectively. At December 31, 2000 employees had subscribed to purchase an additional 12,700 shares in the current plan cycle ending August 31, 2001.

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

                                          Year Ended December 31
                                 -----------------------------------------
                                       2000           1999           1998
                                 -----------    -----------    -----------
Net income                       $ 2,958,163    $ 7,211,118    $ 3,709,988
Basic net income per share       $       .83    $      2.33    $      1.54
Diluted net income per share     $       .77    $      1.90    $      1.10

       The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:

                                            Year Ended December 31
                                      ------------------------------------
                                         2000          1999          1998
                                      --------      --------      --------
Expected volatility                      29.6%         28.2%         23.3%
Risk free interest rate                    .5%          5.3%          5.6%
Expected holding period - employees    4 years       4 years       4 years
Expected holding period - directors    7 years       7 years       7 years
Dividend yield                              0%            0%            0%

       Pro forma stock-based compensation cost was $351,260, $268,063 and $200,255 and in 2000, 1999 and 1998, respectively. Fair value of all options issued was $443,534, $286,529 and $271,770 in 2000, 1999 and 1998, respectively.

       In 1995 the Company issued $12,650,000 (par value) of convertible subordinated debentures. The debentures were convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. During 1998 and 1999 the Company issued calls retiring the debentures; $10,757,000 of debentures being converted into common stock and $1,893,000 of debentures being retired for cash. The underwriters of the debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. 88,311 shares, 8,742 shares and 7,876 shares were issued upon exercise of warrants in 2000, 1999 and 1998, respectively. At December 31, 2000, no warrants remain outstanding.

       Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $100,000, $97,000, and $83,000 for 2000, 1999 and 1998, respectively. At December 31, 2000, the ESOP held 64,914 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

       In 1999 the Board of Directors adopted a shareholders' rights plan. Under the plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65. The rights expire on July 27, 2009. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15% or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 9 - EMPLOYEE BENEFIT PLANS

       The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 2000, 1999 and 1998 were approximately $172,000, $152,000 and $135,000, respectively.

       Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 2000, 1999 and 1998 were $220,000, $224,000 and $177,000, respectively.

Alliance has a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company's expense under the plan was $100,000 and $143,000 in 2000 and 1998, respectively. The Company incurred no expense under this agreement in 1999. Payments made under the agreement were $93,000 in each of the last three years.

NOTE 10 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $314,000, $270,000 and $300,000 in 2000, 1999 and 1998, respectively.

Employees of the Company also participated in a joint self-funded medical insurance program with employees of CSI through August, 1999. Costs paid by the Company into this program were $429,000 and $595,000 in 1999 and 1998, respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $172,000 and $428,000 at December 31, 2000 and 1999, respectively.

NOTE 11 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:

                                                    Hector          Alliance       Consolidated
                                             ---------------    --------------   ---------------
Year Ended December 31, 2000
Revenues                                    $      9,679,527   $    28,110,575   $    37,790,102
Costs and expenses                                 7,583,148        19,216,098        26,799,246
                                             ---------------    --------------    --------------
Operating income                                   2,096,379         8,894,477        10,990,856
Interest expense                                    (952,574)       (5,002,029)       (5,954,603)
Income (loss) from unconsolidated
  affiliates                                         611,321              (475)          610,846
Interest and dividend income                         375,541           875,207         1,250,748
Gain on sale of marketable securities                                1,622,226         1,622,226
                                             ---------------    --------------    --------------
Income before income taxes                  $      2,130,667   $     6,389,406   $     8,520,073
                                             ===============    ==============    ==============

Depreciation and amortization               $      2,821,781   $     7,354,503   $    10,176,284
                                             ===============    ==============    ==============

Total assets                                $     30,116,889   $   128,561,092   $   158,677,981
                                             ===============    ==============    ==============

Capital expenditures                        $      3,111,108   $     6,335,082   $     9,446,190
                                             ===============    ==============    ==============

Year Ended December 31, 1999
Revenues                                    $      8,794,489   $    25,322,827   $    34,117,316
Costs and expenses                                 7,159,071        15,904,009        23,063,080
                                             ---------------    --------------    --------------
Operating income                                   1,635,418         9,418,818        11,054,236
Interest expense                                  (1,279,386)       (5,303,150)       (6,582,536)
Loss from unconsolidated affiliates                 (259,588)          (75,949)         (335,537)
Interest and dividend income                         198,559           917,539         1,116,098
Gain on sale of marketable securities                               13,203,062        13,203,062
                                             ---------------    --------------    --------------
Income before income taxes                  $        295,003   $    18,160,320   $    18,455,323
                                             ===============    ==============    ==============

Depreciation and amortization               $      2,616,879   $     5,930,740   $     8,547,619
                                             ===============    ==============    ==============

Total assets                                $     29,141,485   $   137,655,202   $   166,796,687
                                             ===============    ==============    ==============

Capital expenditures                        $      2,901,944   $     4,639,982   $     7,541,926
                                             ===============    ==============    ==============

Year Ended December 31, 1998
Revenues                                    $      7,886,758   $    23,951,936   $    31,838,694
Costs and expenses                                 5,886,884        15,304,923        21,191,807
                                             ---------------    --------------    --------------
Operating income                                   1,999,874         8,647,013        10,646,887
Interest expense                                  (1,835,244)       (5,479,909)       (7,315,153)
Income from unconsolidated affiliates                 60,665           822,431           883,096
Interest and dividend income                         199,094           409,977           609,071
Gain on sale of marketable securities                                  965,069           965,069
Gain on sale of cellular partnership                                 4,817,498         4,817,498
                                             ---------------    --------------    --------------
Income before income taxes                  $        424,389   $    10,182,079   $    10,606,468
                                             ===============    ==============    ==============

Depreciation and amortization               $      2,068,701   $     5,712,509   $     7,781,210
                                             ===============    ==============    ==============

Total assets                                $     26,215,059   $   124,464,728   $   150,679,787
                                             ===============    ==============    ==============

Capital expenditures                        $      2,651,776   $     7,064,359   $     9,716,135
                                             ===============    ==============    ==============

 (b)  SUPPLEMENTAL FINANCIAL INFORMATION

                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)


                                                     Quarter Ended
                                     -------------------------------------------
                                       March 31    June 30    Sept.30     Dec.31
------------------------------------------ -------------------------------------
                           2000
Revenues                                $ 8,488    $ 9,343    $ 9,758    $10,201
Operating income                          2,197      2,773      3,178      2,842
Net income                                1,205        851      1,027        227
Basic net income per share              $   .33    $   .24    $   .29    $   .06
Diluted net income per share            $   .30    $   .22    $   .27    $   .06


                           1999
Revenues                                $ 8,319    $ 8,724    $ 8,935    $ 8,139
Operating income                          2,826      3,347      3,130      1,752
Net income                                  755        719      2,232      3,773
Basic net income per share              $   .28    $   .26    $   .65    $  1.07
Diluted net income per share            $   .22    $   .22    $   .57    $   .95





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 17, 2001 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements
              ---------------------------------

         The   following    Consolidated    Financial   Statements   of   Hector
Communications Corporation and subsidiaries appear at pages 26 to 42 herein:

         Independent Auditors' Report for the years ended
         December 31, 2000, 1999 and 1998

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule                                Page Herein
         ----------------------------                                -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statement schedule
         for the years ended December 31, 2000, 1999 and 1998               46

         Schedule I - Condensed Financial Information of Registrant      47-50

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09. 51-63

(a)  (3) Exhibits
         --------

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index which begins on page 64 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2000

         Not Applicable.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 29, 2001                   /s/ Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

Signature                Title                                    Date

/s/Curtis A. Sampson     Chairman of the Board of Directors,      March 29, 2001
--------------------     Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren     President, Chief Operating Officer,      March 29, 2001
--------------------     and Director
Steven H. Sjogren

/s/Paul N. Hanson        Vice President, Treasurer and            March 29, 2001
--------------------     Director
Paul N. Hanson

/s/Charles A. Braun      Chief Financial Officer and              March 29, 2001
--------------------     Principal Accounting Officer
Charles A. Braun

                         Director                                 March 29, 2001
--------------------
Robert L. Hammond, Jr.

/s/James O. Ericson      Director                                 March 29, 2001
--------------------
James O. Ericson

/s/Paul A. Hoff          Director                                 March 29, 2001
--------------------
Paul A. Hoff

/s/Wayne E. Sampson      Director                                 March 29, 2001
--------------------
Wayne E. Sampson

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


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 2000




                         ------------------------------

                          FINANCIAL STATEMENT SCHEDULE






--------------------------------------------------------------------------------

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 14, 2001, included the related financial statement schedule as listed in item 14(a)2. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 14, 2001


                                  HECTOR COMMUNICATIONS CORPORATION
                                  ---------------------------------
                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                            BALANCE SHEETS
                                                                                 December 31
                                                                       -------------------------------
                                                                                2000              1999
                                                                       -------------     -------------
Assets:
  Cash                                                                 $      12,083
  Investment in subsidiaries                                              40,060,671     $  41,255,044
  Other current assets                                                       551,992           464,374
  Property, plant and equipment, net                                         658,366            92,548
  Accounts with subsidiaries                                               1,474,677         2,157,388
  Other investments                                                          846,153           449,582
  Other assets                                                                                  25,000
                                                                       -------------     -------------
Total Assets                                                           $  43,603,942     $  44,443,936
                                                                       =============     =============

Liabilities and Stockholders' Equity:
  Cash overdraft                                                                         $      29,931
  Accounts payable                                                     $     188,880           257,787
  Other current liabilities                                                  746,290           430,588
  Current portion of long-term debt                                          195,000           183,000
  Long-term debt                                                           3,365,905         3,560,712
  Stockholders' equity:
    Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
      Convertible Series A, 221,300 and 229,300
        shares issued and outstanding                                        221,300           229,300
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,504,363 and
      3,574,712 shares issued and outstanding                                 35,044            35,747
    Additional paid-in capital                                            12,844,776        13,274,444
    Retained earnings                                                     24,945,512        23,115,945
    Accumulated other comprehensive income                                 1,061,235         3,326,482
                                                                       -------------     -------------
Total Liabilities and Stockholders' Equity                             $  43,603,942     $  44,443,936
                                                                       =============     =============


                                            HECTOR COMMUNICATIONS CORPORATION
                                            ----------------------------------
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                      STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                   Year Ended December 31
                                                                   --------------------------------------------------
                                                                          2000              1999               1998
                                                                   -------------     -------------      -------------
Revenues:
  Sales                                                            $     109,326     $     303,779      $     286,569

Expenses:
  Operating expenses                                                     215,104           116,466            103,164
  Amortization of goodwill                                                34,721            34,721             41,245
  Interest expense, net                                                  284,942           719,739          1,329,491
  Income tax benefit                                                    (122,816)         (170,504)          (412,835)
                                                                   -------------     -------------      -------------
    Total expenses                                                       411,951           700,422          1,061,065

Income (loss) before equity in earnings of
  subsidiaries                                                          (302,625)         (396,643)          (774,496)

Equity in earnings of subsidiaries                                     3,612,048         7,875,824          4,684,739
                                                                   -------------     -------------      -------------
Net income                                                             3,309,423         7,479,181          3,910,243

Other comprehensive income (loss):
  Unrealized holding gains (losses) of subsidiaries on
    marketable securities                                             (3,903,896)       20,784,075            492,287
  Reclassification adjustment for gains of subsidiaries
    included in net income                                            (1,622,226)      (13,203,062)          (965,069)
                                                                   -------------     -------------      -------------
Other comprehensive income (loss) before
  income taxes                                                        (5,526,122)        7,581,013           (472,782)
                                                                   -------------     -------------      -------------
Income tax expense related to unrealized holding gains
  (losses) of subsidiaries on marketable securities                   (1,539,833)        8,450,555            189,519
Income tax benefit related to reclassification adjustment for
  gains of subsidiaries included in net income                          (639,862)       (5,368,207)          (371,529)
                                                                   -------------     -------------      -------------

Income tax expense (benefit) related to items of other
  comprehensive income                                                (2,179,695)        3,082,348           (182,010)
Minority interest in other comprehensive income (loss)
  of subsidiaries                                                     (1,081,180)        1,559,887
                                                                   -------------     -------------      -------------

Other comprehensive income (loss)                                     (2,265,247)        2,938,778           (290,772)
                                                                   -------------     -------------      -------------

Comprehensive income                                                 $ 1,044,176     $  10,417,959      $   3,619,471
                                                                   =============     =============      =============



                                            HECTOR COMMUNICATIONS CORPORATION
                                            ---------------------------------
                               SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                                STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31
                                                                       --------------------------------------------------
                                                                              2000              1999               1998
                                                                       -------------     -------------      -------------
Cash flows from operating activities:
 Net income                                                            $   3,309,423     $   7,479,181      $   3,910,243
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Income from other investments                                             (3,141)
    Noncash patronage refund                                                  (8,780)          (12,569)
    Equity in earnings of subsidiaries                                    (3,612,048)       (7,875,824)        (4,684,739)
    Dividends from subsidiaries                                                                                 1,671,639
    Depreciation and amortization                                             90,661           190,151            272,326
    Changes in assets and liabilities:
     Decrease (increase) in other current assets                            (101,478)         (310,195)           (90,163)
     Decrease (increase) in accounts with subsidiaries                       682,711         3,651,869         (2,935,762)
     Increase (decrease) in cash overdraft                                   (29,931)           29,931
     Increase (decrease) in accounts payable                                 (68,907)         (129,455)           240,890
     Increase (decrease) in other current liabilities                        412,694           213,616           (103,691)
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) operating activities                         671,204         3,236,705         (1,719,257)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (621,758)          (44,214)           (10,167)
  Cash investments in affiliates                                                               (18,600)
  Purchases of other investments                                            (350,000)                            (342,171)
  Cash proceeds from other investments                                                           2,897
  Decrease (increase) in other assets                                         25,000           (25,000)
                                                                       -------------     -------------      -------------
 Net cash used in investing activities                                      (946,758)          (84,917)          (352,338)

Cash flows from financing activities:
  Issuance of debt                                                                                              5,996,281
  Repayment of long-term debt                                               (182,807)       (3,626,140)        (4,519,429)
  Issuance of common stock                                                 1,139,764           466,328            489,703
  Purchase of stock                                                       (3,154,983)
  Investment by affiliate in parent company stock                          2,485,663
  ESOP shares allocated                                                                                            63,095
                                                                       -------------     -------------      -------------
 Net cash provided by (used in) financing activities                         287,637        (3,159,812)         2,029,650
                                                                       -------------     -------------      -------------

Net decrease in cash and cash equivalents                                     12,083            (8,024)           (41,945)

Beginning cash and cash equivalents                                                -             8,024             49,969
                                                                       -------------     -------------      -------------
Ending cash and cash equivalents                                       $      12,083     $           -      $       8,024
                                                                       =============     =============      =============


Supplemental disclosures of cash flow information:
  Interest paid                                                        $     307,899     $     890,545      $   1,231,676
  Income taxes paid                                                          505,166           168,500             45,000


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

Note 2 - Transactions with Subsidiaries

The Registrant received cash dividends from its subsidiaries of $1,671,639 in 1998. No dividends were received in 2000 or 1999.

In 2000, a subsidiary of the Company purchased 171,425 shares of the Company's common stock for $2,485,663. For financial presentation purposes, this stock has been retired.

Note 3 - Long Term Debt

                                                         December 31
                                               --------------------------------
                                                    2000                 1999
                                               -----------         ------------
Notes payable to Rural Telephone Finance
  Cooperative in quarterly installments,
  interest rate of 8.4%, due 2013              $ 3,560,905         $  3,743,712
Less current portion                               195,000              183,000
                                               -----------         ------------
                                               $ 3,365,905         $  3,560,712
                                               ===========         ============


The annual requirements for principal payments on notes payable and long-term debt are as follows:

                    2001                      195,000
                    2002                      209,000
                    2003                      223,000
                    2004                      238,000
                    2005                      254,000

Midwest Wireless
Holdings L.L.C.
Report on Audits of Consolidated Financial Statements
For the Years Ended December 31, 2000 and 1999

                        Report of Independent Accountants




To the Board of Managers

Midwest Wireless Holdings L.L.C.:



In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the Company) and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                                                     PRICEWATERHOUSECOOPERS LLP



February 2, 2001

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
At December 31, 2000 and 1999
--------------------------------------------------------------------------------

 ASSETS                                                 2000            1999

Current assets:
    Cash and cash equivalents                     $   2,043,704   $   1,378,350
    Restricted cash                                                   1,000,000
    Accounts receivable, less allowance for
        doubtful accounts of $477,152 and
        $258,120 in 2000 and 1999, respectively       8,751,005       4,726,962
    Inventories                                       2,718,772       2,519,796
    Other                                               850,215         527,482
                                                  -------------   -------------

      Total current assets                           14,363,696      10,152,590

Property, cellular plant and equipment, net          73,523,318      43,997,663
FCC licenses, net                                   169,125,264      16,514,927
Investments in cooperatives                           7,530,617       2,201,408
Deferred acquisition costs                                            1,046,824
                                                  -------------   -------------

      Total assets                                $ 264,542,895   $  73,913,412
                                                  =============   ==============


                         LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of long-term debt             $  10,415,285   $   2,426,350
    Accounts payable                                  6,125,308       3,029,225
    Accrued commissions                               1,554,219         818,592
    Other accrued expenses                            7,303,171       3,862,594
                                                  -------------   -------------

      Total current liabilities                      25,397,983      10,136,761

Other liabilities                                     2,103,289       1,156,949
Revolving loan                                        2,500,000       2,000,000
Long-term debt                                      119,922,125      26,334,775
                                                  -------------   -------------

      Total liabilities                             149,923,397      39,628,485

Minority interest                                     5,844,777       4,847,057

Commitments

Members' equity                                     108,774,721      29,437,870
                                                  -------------   -------------


      Total liabilities and members' equity       $ 264,542,895   $  73,913,412
                                                  =============   =============







The accompanying notes are an integral part of the consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
For the years ended December 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                       2000             1999

Operating revenues:
    Subscriber service                            $ 63,993,328    $  40,279,007
    Roamer service                                  29,721,562       11,671,572
    Equipment sales                                  9,015,304        5,651,878
    Service fees                                     1,461,887          400,000
                                                  ------------    -------------

                                                   104,192,081       58,002,457
                                                  ------------    -------------

Operating expenses:
    Operations and maintenance                      19,785,719       10,502,756
    Cost of equipment sold                          10,458,625        5,570,633
    Depreciation                                    12,278,169        7,528,105
    Amortization of FCC licenses                     3,780,643          494,381
    Selling, general and administrative             24,520,349       14,711,883
    Home roamer costs                                8,823,278        1,699,261
                                                  ------------    -------------

                                                    79,646,783       40,507,019
                                                  ------------    -------------

      Operating income                              24,545,298       17,495,438
                                                  ------------    -------------

Other income (expense):
    Interest expense                                (8,651,813)      (1,291,817)
    Interest and dividend income                       312,229          230,760
    Other                                               (6,186)        (393,575)
                                                  ------------    -------------

                                                    (8,345,770)      (1,454,632)
                                                  ------------    -------------

Net income before minority interest                 16,199,528       16,040,806

Minority interest                                   (1,902,457)      (2,219,563)
                                                  -------------   -------------

Net income                                        $ 14,297,071    $  13,821,243
                                                  =============   =============










The accompanying notes are an integral part of the consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated  Statements  of Changes  in  Members'  Equity  For the years  ended
December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------



                                                                                                         Total
                                                              Capital           Accumulated            Members'
                                                           Contributions           Income               Equity

Balance, December 31, 1998                                 $   13,659,443     $   19,162,709     $     32,822,152

Redemption of units                                            (1,012,261)       (11,751,826)         (12,764,087)

Equity adjustment for minority interests
      related to redemption                                       670,371            777,852            1,448,223

Distributions to members                                                          (5,889,661)          (5,889,661)

Net income                                                                        13,821,243           13,821,243
                                                           ---------------    ---------------    -----------------

Balance, December 31, 1999                                     13,317,553         16,120,317           29,437,870

Issuance of units related to the acquisition
      of Iowa properties                                       51,418,250                              51,418,250

Issuance of units related to the acquisition
      of Wisconsin properties                                  20,061,217                              20,061,217

Distributions to members                                                          (6,439,687)          (6,439,687)

Net income                                                                        14,297,071           14,297,071
                                                           ---------------    ---------------    -----------------

Balance, December 31, 2000                                 $   84,797,020     $   23,977,701     $    108,774,721
                                                           ===============    ===============    =================

















The accompanying notes are an integral part of the consolidated financial statements.


Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
For the years ended December 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------

                                                                                        2000              1999

Cash flows from operating activities:
    Net income                                                                    $  14,297,071      $ 13,821,243
    Adjustments to reconcile net income to net cash provided by operating activities:
      Net income allocated to minority interest                                       1,902,457         2,219,563
      Provision for bad debts                                                           623,261          (211,225)
      Capitalized interest                                                             (608,199)         (243,973)
      Depreciation                                                                   12,278,169         7,582,105
      Amortization of FCC licenses                                                    3,780,643           494,381
      Loss on disposal of equipment                                                      27,278           390,567
      Accretion of discount on marketable securities                                                     (124,204)
      Changes in assets and liabilities:
        Accounts receivable                                                          (2,665,409)         (287,379)
        Inventories                                                                    (122,081)         (895,770)
        Accounts payable                                                              1,471,296          (674,665)
        Other accrued expenses                                                        3,253,070           388,877
        Other liabilities                                                               946,340           639,458
        Other                                                                          (322,733)         (174,858)
                                                                                  --------------     -------------

      Net cash provided by operating activities                                      34,861,163        22,924,120
                                                                                  --------------     -------------

Cash flows from investing activities:
    Acquisition of cellular properties                                              (96,215,489)
    Payments for property, cellular plant and equipment                             (28,028,072)      (20,141,712)
    Purchase of FCC licenses                                                           (354,900)         (287,300)
    Purchases of cooperative stock                                                   (5,329,209)         (653,121)
    Purchases of marketable securities                                                                 (6,679,526)
    Proceeds received upon maturity of marketable securities                                           10,750,000
    Payments for deferred acquisition costs                                                              (921,824)
    Release (restriction) of cash                                                     1,000,000        (1,000,000)
                                                                                  --------------     -------------

      Net cash used in investing activities                                        (128,927,670)      (18,933,483)
                                                                                  --------------     -------------

Cash flows from financing activities:
    Proceeds on revolving loan                                                          500,000         2,000,000
    Proceeds on long-term debt borrowings                                           107,706,887        13,368,420
    Payments on long-term debt                                                       (6,130,602)       (1,534,435)
    Distributions to members                                                         (6,439,687)       (5,889,661)
    Distribution from subsidiary to minority interest                                  (904,737)         (940,503)
    Redemption of units                                                                               (12,764,087)
                                                                                  --------------     -------------

      Net cash provided by (used in) financing activities                            94,731,861        (5,760,266)
                                                                                  --------------     -------------

Net change in cash and cash equivalents                                                 665,354        (1,769,629)

Cash and cash equivalents, beginning of year                                          1,378,350         3,147,979
                                                                                  --------------     -------------

Cash and cash equivalents, end of year                                            $   2,043,704      $  1,378,350
                                                                                  ==============     =============

Supplemental disclosure:
    Cash paid during the year for interest                                        $   7,587,435      $  1,156,323
    Equity units issued for acquisitions                                             71,479,467



The accompanying notes are an integral part of the consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Significant Accounting Policies

       Organization and Basis of Consolidation
       Midwest Wireless Holdings L.L.C. (the Company) was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications, L.L.C. The transaction was accounted for on the historical cost basis as a combination of entities under common control, and the consolidated financial statements reflect the results of operations as if the combination had occurred on January 1, 1999.

       The consolidated financial statements include the Company's wholly-owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority-owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Property, Cellular Plant and Equipment
       Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment, which range from 1 to 30 years.

       Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. Interest incurred on external borrowings during construction is capitalized. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

       Long-Lived Assets
       The Company periodically reviews long-lived assets, FCC licenses and fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

       Federal Communications Commission (FCC) Licenses
       FCC  licenses  consist  of  the  cost  of  acquiring  cellular,  personal communication services (PCS), and local multi-point distribution (LMDS) licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. Amortization is computed using the straight-line method over lives ranging from 10 to 39.5 years.

       Income Taxes
       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       Advertising
       Advertising costs are expensed as incurred. Total advertising expenses were $3,021,650 and $1,754,394 for the years ended December 31, 2000 and 1999, respectively.

       Accounting for Stock-Based Compensation
       The Company accounts for employee stock and options using the intrinsic value method.


2.       Select Account Information

       Restricted Cash
       At June 29, 1999, the Company signed a letter of intent to acquire certain cellular properties. In connection with the pending acquisition, the Company deposited $1,000,000 into an escrow account. Upon closing of the acquisition in 2000, the restricted funds were released to the Company.

       Deferred Acquisition Costs
       During 1999, the Company paid certain external deferred acquisition costs of $1,046,824 in connection with the pending acquisition of certain cellular properties. These costs were allocated as part of the purchase price upon the closing of the acquisition in 2000. See Note 3.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Property, Cellular Plant and Equipment
                                                     2000                1999

       Land                                $       2,093,598    $     1,696,989
       Plant in service                           94,427,420         56,271,401
       Plant under construction                    9,004,718          8,453,176
                                           ------------------   ----------------
                                                 105,525,736         66,421,566
       Less accumulated depreciation             (32,002,418)       (22,423,903)
                                           ------------------   ----------------
                                           $      73,523,318    $    43,997,663
                                           ==================   ================

       At December 31, 2000 and 1999, accounts payable includes $2,891,666 and $1,295,835, respectively, related to the purchase of property, cellular plant and equipment. The Company capitalized interest in the amount of $608,199 and $243,973 for the years ended December 31, 2000 and 1999, respectively.

       FCC Licenses
                                                      2000                1999

       Cellular license                    $     173,541,780    $    17,505,700
       LMDS licenses                                 357,696            357,696
       PCS licenses                                  287,300            287,300
       Other                                         354,900
                                           ------------------   ----------------
                                                 174,541,676         18,150,696
       Less accumulated amortization              (5,416,412)        (1,635,769)
                                           ------------------   ----------------
                                           $     169,125,264    $    16,514,927
                                           ==================   ================


3.       Acquisitions

       On February 29, 2000, the Company, through its wholly-owned subsidiary, Midwest Wireless Iowa, L.L.C., completed its acquisition of cellular communications properties providing services to a 28-county area of Iowa (the "Iowa properties").

       On March 17, 2000, the Company through its wholly-owned subsidiary, Midwest Wireless Wisconsin, L.L.C., completed its acquisition of cellular communications properties providing services to a 4-county area of Wisconsin and Minnesota (the "Wisconsin properties").

       The Company allocated the excess purchase price over net tangible assets to FCC licenses and is amortizing it over 39.5 years. The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

                                                                                    Iowa              Wisconsin

       Cash                                                                 $      89,242,760    $     5,078,783
       Equity units issued                                                         51,418,250         20,061,217
       Acquisition expenses                                                         2,760,681            180,089
       Liabilities assumed:
          Accounts payable and accrued liabilities                                                        28,956
          Customer deposits                                                             4,700             35,600
          Advance revenue                                                             792,218             90,616
                                                                            ------------------   ----------------
             Total purchase price                                                 144,218,609         25,475,261

       Estimated fair value of tangible assets acquired:
          Accounts receivable                                                       1,699,586            282,309
          Inventories                                                                  76,895
          Property, cellular plant and equipment                                    9,101,600          2,497,400
                                                                            ------------------   ----------------
                                                                                   10,878,081          2,779,709
                                                                            ------------------   ----------------
       FCC licenses                                                         $     133,340,528    $    22,695,552
                                                                            ==================   ================


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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.       Debt

       Long-term debt consists of the following:

                                                          Rate at                           Balance at
                                                        December 31                         December 31
                                                      ---------------     ----------------------------------------
                                         Maturity      2000     1999                 2000                   1999
       RTFC note, variable rate           5/12/09      8.40%    6.95%     $        12,052,934   $       13,113,035
       RTFC note, fixed rate              7/29/08      5.75%    5.75%               7,458,340            8,171,831
       RTFC note, variable rate           7/28/08      8.40%    6.95%               6,823,500            7,476,259
       RTFC revolving note                7/29/03      9.10%    7.60%               2,500,000            2,000,000
       RTFC note, variable rate           3/02/10      8.40%                       95,743,583
       RTFC note, variable rate           2/03/15      8.40%                        8,259,053
                                                                          -------------------   ------------------
                                                                          $       132,837,410   $       30,761,125
                                                                          ===================   ==================

       The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate of 7.6% and 6.1% at December 31, 2000 and 1999, respectively, plus one and one-half percent. The outstanding principal and interest are due upon maturity.

       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than
       1.25. Substantially all assets of the Company are pledged as collateral under the Agreement.

       Maturities of long-term debt are as follows:

                  2001                               $      10,415,285
                  2002                                      11,182,775
                  2003                                      14,507,117
                  2004                                      12,892,539
                  2005                                      13,845,587
                  Thereafter                                69,994,107
                                                     -----------------
                                                     $     132,837,410
                                                     =================

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.       Commitments

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 2000, are as follows:

                  2001                               $         477,776
                  2002                                         405,853
                  2003                                         309,140
                  2004                                         224,424
                  2005                                         144,621
                  Thereafter                                   360,010
                                                     -----------------
                                                     $       1,921,824
                                                     =================

       Rental expense was $773,324 and $666,765 for the years ended December 31, 2000 and 1999, respectively.


7.       Employee Benefits

       The Company established the Midwest Wireless Holdings L.L.C. 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $292,508 and $185,909 for the years ended
       December 31, 2000 and 1999, respectively. Profit sharing contributions are 100% vested after five years of employment. Profit sharing contribution expenses were $309,312 and $210,606 for the years ended December 31, 2000 and 1999, respectively.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the Plan) for certain key employees. Effective January 1, 2000, the Plan was amended to clarify certain language and definitions in the Plan. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years after the first day of the year the rights are granted, respectively. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. In 2000, the Board of Managers issued additional Class A appreciation rights to certain key employees and authorized an additional 9,000 rights for potential new Plan participants. The Company recognized $1,137,500 and $639,458 in compensation expense related to the Plan for the years ended December 31, 2000 and 1999, respectively.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.       Option Plan

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan under which options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. During 2000, the Company granted options to purchase 4,092 membership units under this plan at an exercise price of $299.06 per unit. The options granted vest 100% three years after they were granted. At December 31, 2000, there were 42,650 units available for issuance under this plan.

       The  following   table   summarizes   information   about  stock  options
       outstanding and exercisable at December 31, 2000:

                      Options Outstanding                   Options Exercisable
      --------------------------------------------------   ---------------------
                                    Weighted
                                   Average      Weighted                Weighted
                                  Remaining      Average                 Average
                                 Contractual    Exercise                Exercise
       Exercise Prices   Number     Life          Price      Number       Price

          $299.06         4,092     9.58        $299.06           -          -

       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the period ended December 31, 2000.

       If the Company had elected to recognize compensation expense for options granted using the fair value method in 2000, net income would have been as follows:

       Net income:
           As reported                               $      14,297,071
           Pro forma                                        14,251,198

       The weighted average fair value of options at the date of grant was $80.71 in 2000.

       The fair value for each option  grant was  estimated at the date of grant
       using  the   Black-Scholes   option-pricing   model  with  the  following
       assumptions:

       Dividend yield                                            2.07%
       Volatility factor                                         1.00%
       Risk-free interest rate                                   6.19%
       Expected lives                                         10 years

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

                          YEAR ENDED DECEMBER 31, 2000



                                    EXHIBITS






--------------------------------------------------------------------------------

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2000

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

   10.9    1999 Stock Plan                  Filed by the Company on Form S-8 on
                                            December 3, 1999 and incorporated
                                            herein by reference.

   11      Calculation of Earnings          Filed herewith at page 66.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 67.

   23      Independent Auditors' Consent    Filed herewith at page 68.

   24      Power of Attorney                Included in signatures at page 44.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                              Year Ended December 31
                                     ------------------------------------------
Basic:                                    2000            1999           1998
-------                              -----------     -----------    -----------

Net income                           $ 3,309,423     $ 7,479,181    $ 3,910,243
                                     ===========     ===========    ===========

Common shares:

  Weighted average number of common
    shares outstanding                 3,544,349       3,095,028      2,402,794
                                     ===========     ===========    ===========

Net income per common share          $       .93     $      2.42    $      1.63
                                     ===========     ===========    ===========

Diluted:
-------------

Net income                           $ 3,309,423     $ 7,479,181    $ 3,910,243
Interest on convertible debentures,
  net of tax                                             265,783        620,594
                                     -----------     -----------    -----------
  Adjusted net income                $ 3,309,423     $ 7,744,964    $ 4,530,837
                                     ===========     ===========    ===========

Common and common equivalent shares:

  Weighted average number of common
   shares outstanding                  3,544,349       3,095,028      2,402,794
  Assumed conversion of convertible
    debentures into common stock                         431,152      1,119,683
  Dilutive effect of convertible
    preferred shares outstanding         222,863         321,961        352,867
  Dilutive effect of stock options
    outstanding after application of
    treasury stock method                 82,512          73,965         45,441
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed        1,042             688          4,664
  Dilutive effect of warrants
    outstanding                                           21,734         11,623
                                     -----------     -----------    -----------
                                       3,850,766       3,944,528      3,937,072
                                     ===========     ===========    ===========

Diluted net income per share         $       .86     $      1.96    $      1.15
                                     ===========     ===========    ===========

                SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Arrowhead Communications Corporation                        Minnesota
Eagle Valley Telephone Company                              Minnesota
Granada Telephone Company                                   Minnesota
Indianhead Telephone Company                                Wisconsin
North American Communications Corporation                   Minnesota
Pine Island Telephone Company                               Minnesota
Indianhead Communications Corporation                       Wisconsin
Alliance Telecommunications Corporation                     Minnesota
    Ollig Utilities Company                                 Minnesota
    Felton Telephone Company                                Minnesota
    Loretel Systems, Inc.                                   Minnesota
    Sleepy Eye Telephone Company                            Minnesota
    Sioux Valley Telephone Company                        South Dakota
    Hills Telephone Company                                 Minnesota
    OU Connection, Inc.                                     Minnesota
    Aurora Cable TV, Inc.                                 South Dakota
    Loretel Financial Systems, Inc.                         Minnesota
    Hastad Engineering Co.                                  Minnesota
    Valley Cablevision of SD, Inc.                        South Dakota
    Hager TeleCom, Inc.                                     Wisconsin
    Cannon Communications Corp.                             Minnesota

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

Loretel Systems, Inc., Sleepy Eye Telephone Company, Sioux Valley Telephone Company, Hills Telephone Company, Felton Telephone Company, Hager TeleCom, Inc., Cannon Communications Corporation, Ollig Utilities Company, OU Connection, Inc., Aurora Cable TV, Inc., Loretel Financial Systems, Inc., Hastad Engineering Co. and Valley Cablevision of SD, Inc. are 100% owned by Alliance Telecommunications Corporation.

The financial statements of these subsidiaries are included in the Consolidated Financial Statements of Hector Communications Corporation.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 33-65176, 33-87888, 333-45971, 333-45975 and 333-91967 of
Hector  Communications  Corporation  of our  report  dated  February  14,  2001, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 2000.


/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
March 29, 2001
St. Paul, Minnesota