Form 10-Q
period 2001-03-31
HECTOR COMMUNICATIONS CORP
filed 2001-05-10
CIK 863437

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

For the quarterly period ended               MARCH 31, 2001
                              --------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:   0-18587
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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                         -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 Outstanding at April 30, 2001
 -------------------------                      -----------------------------
  Common Stock, par value                                 3,481,422
      $.01 per share

                       Total Pages (14) Exhibit at Page 14
--------------------------------------------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                           March 31             December 31
Assets:                                                                      2001                   2000
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                             $ 13,219,986           $ 13,834,110
  Construction fund                                                          787,837                317,837
  Accounts receivable, net                                                 5,216,913              5,548,622
  Materials, supplies and inventories                                      1,401,692                825,673
  Prepaid expenses                                                           164,107                302,704
                                                                        ------------           ------------
    Total current assets                                                  20,790,535             20,828,946

Property, plant and equipment                                             98,408,275             97,311,532
  less accumulated depreciation                                          (43,292,280)           (41,085,007)
                                                                        ------------           ------------
    Net property, plant and equipment                                     55,115,995             56,226,525

Other assets:
  Excess of cost over net assets acquired, net                            55,022,004             55,475,430
  Marketable securities                                                    2,586,748              2,895,272
  Wireless telephone investments                                          12,581,759             12,509,975
  Other investments                                                       11,648,651             10,527,727
  Other assets                                                               177,945                214,106
                                                                        ------------           ------------
    Total other assets                                                    82,017,107             81,622,510
                                                                        ------------           ------------
Total Assets                                                            $157,923,637           $158,677,981
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                   $  6,442,900           $  6,337,200
  Accounts payable                                                         3,198,929              2,664,520
  Accrued expenses                                                         2,121,478              2,479,779
  Income taxes payable                                                       227,715                387,100
                                                                        ------------           ------------
    Total current liabilities                                             11,991,022             11,868,599

Long-term debt, less current portion                                      83,210,783             84,378,149
Deferred investment tax credits                                               59,283                 79,668
Deferred income taxes                                                      6,445,222              6,603,310
Deferred compensation                                                        880,811                904,071
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                15,941,554             15,736,317

Stockholders' Equity                                                      39,394,962             39,107,867
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                              $157,923,637           $158,677,981
                                                                        ============           ============

                              See notes to consolidated financial statements.


                         HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                             (unaudited)

                                                                        Three Months Ended March 31
                                                                    ---------------------------------
                                                                             2001                2000
                                                                    -------------       -------------
Revenues:
  Local network                                                     $   1,697,201       $   1,491,384
  Network access                                                        5,623,490           4,851,504
  Nonregulated activities                                               1,576,342           1,174,708
  Cable television revenues                                               987,808             970,120
                                                                    -------------       -------------
    Total revenues                                                      9,884,841           8,487,716

Costs and expenses:
  Plant operations                                                      1,345,858           1,192,842
  Depreciation and amortization                                         2,710,219           2,356,367
  Customer operations                                                     640,939             466,368
  General and administrative                                            1,193,318           1,340,152
  Other operating expenses                                              1,354,628             934,496
                                                                    -------------       -------------
    Total costs and expenses                                            7,244,962           6,290,225

Operating income                                                        2,639,879           2,197,491

Other income and (expenses):
  Interest expense                                                     (1,394,859)         (1,533,012)
  Gain on sales of marketable securities                                                    1,622,191
  Interest and dividend income                                            169,625             383,322
  Income from investments in unconsolidated
    affiliates                                                            395,484             273,059
                                                                    -------------       -------------
    Other income (expense), net                                          (829,750)            745,560

Income before income taxes                                              1,810,129           2,943,051

Income tax expense                                                        859,000           1,300,000
                                                                    -------------       -------------

Income before minority interest                                           951,129           1,643,051

Minority interest in earnings of
  Alliance Telecommunications Corporation                                 257,463             438,235
                                                                    -------------       -------------

Net income                                                          $     693,666       $   1,204,816
                                                                    -------------       -------------

Other comprehensive loss:
  Unrealized holding losses on marketable securities                     (308,524)           (862,001)
  Less: reclassification adjustment for gains
    included in net income                                                                 (1,622,191)
                                                                    -------------       -------------
Other comprehensive loss before income taxes                             (308,524)         (2,484,192)
Income tax benefit related to items of
  other comprehensive loss                                               (123,409)           (345,375)
Income tax benefit related to reclassification adjustment
  for gains included in net income                                                           (649,956)
Minority interest in other comprehensive loss of
  Alliance Telecommunications Corporation                                 (52,225)           (475,370)
                                                                    -------------       -------------
Other comprehensive loss                                                 (132,890)         (1,013,491)
                                                                    -------------       -------------
Comprehensive income                                                $     560,776       $     191,325
                                                                    =============       =============

Basic net income per share                                          $         .20       $         .33
Diluted net income per share                                        $         .19       $         .30

                           See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Accumulated
                                         Preferred Stock        Common Stock      Additional                   Other
                                      -------------------  --------------------     Paid-in     Retained Comprehensive
                                         Shares    Amount     Shares     Amount     Capital     Earnings      Income       Total
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 1999            229,300  $229,300  3,574,712    $35,747  $13,274,444  $23,115,945  $3,326,482  $39,981,918
  Net income                                                                                    3,309,423                3,309,423
  Issuance of common stock under
    Employee Stock Purchase Plan                              10,742        108      115,167                               115,275
  Issuance of common stock under
    Employee Stock Option Plan                                37,620        376      266,813                               267,189
  Issuance of common stock in
    exchange for preferred stock         (8,000)   (8,000)     8,000         80        7,920                                     0
  Issuance of common stock from
    exercise of outstanding warrants                          88,311        883      756,417                               757,300
  Issuance of common stock to ESOP                             6,928         69       96,923                                96,992
  Purchase and retirement of
    common stock                                            (221,950)    (2,219)  (1,672,908)  (1,479,856)              (3,154,983)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                         (2,265,247)  (2,265,247)
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 2000            221,300   221,300  3,504,363     35,044   12,844,776   24,945,512   1,061,235   39,107,867
  Net income                                                                                      693,666                  693,666
  Issuance of common stock under
    Employee Stock Option Plan                                31,175        312      204,276                               204,588
  Issuance of common stock to ESOP                             8,709         87       91,906                                91,993
  Purchase and retirement of
    common stock                                             (50,485)      (505)    (187,183)    (382,574)                (570,262)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                           (132,890)    (132,890)
                                      ---------  --------  ---------  ---------  0----------  -----------  ----------  -----------
BALANCE AT March 31, 2001               221,300  $221,300  3,493,762    $34,938  $12,953,775  $25,256,604  $  928,345  $39,394,962
                                      =========  ========  =========  =========  ===========  ===========  ==========  ===========

                See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                   Three Months Ended March 31
                                                                                  -----------------------------
                                                                                       2001              2000
                                                                                  -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                                      $   693,666       $ 1,204,816
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                   2,710,219         2,356,367
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                  257,463           438,235
    Gain on sales of marketable securities                                                           (1,622,191)
    Income from unconsolidated affiliates                                            (395,484)         (273,059)
    Proceeds from wireless telephone investments                                      169,100           198,096
    Changes in assets and liabilities:
      Decrease in accounts receivable                                                 331,709           301,664
      Increase in materials, supplies and inventories                                (576,019)          (40,776)
      Decrease in prepaid expenses                                                    138,597            59,188
      Increase in accounts payable                                                    534,409         1,345,863
      Decrease in accrued expenses                                                   (266,308)         (105,380)
      Decrease in income taxes payable                                               (159,385)       (2,157,973)
      Decrease in deferred investment credits                                         (20,385)          (25,024)
      Decrease in deferred taxes                                                      (34,680)         (657,549)
      Decrease in deferred compensation                                               (23,260)          (23,260)
                                                                                  -----------       -----------
      Net cash provided by operating activities                                     3,359,642           999,017

Cash Flows from Investing Activities:
  Capital expenditures, net                                                        (1,141,970)       (1,089,257)
  Sales of marketable securities                                                                      1,005,042
  Purchases of marketable securities                                                                 (4,506,003)
  Decrease (increase) in construction fund                                           (470,000)           18,107
  Purchases of wireless telephone investments                                         (16,876)         (183,273)
  Purchases of other investments                                                     (949,448)         (877,431)
  Decrease (increase) in other assets                                                  31,868           (61,311)
                                                                                  -----------       -----------
      Net cash used in investing activities                                        (2,546,426)       (5,694,126)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                      (1,531,666)       (1,375,864)
  Proceeds from issuance of notes payable and long-term debt                          470,000
  Issuance of common stock                                                            204,588           766,888
  Purchase of stock                                                                  (570,262)       (2,485,662)
                                                                                  -----------       -----------
    Net cash used in financing activities                                          (1,427,340)       (3,094,638)
                                                                                  -----------       -----------
Net Decrease in Cash and Cash Equivalents                                            (614,124)       (7,789,747)
Cash and Cash Equivalents at Beginning of Period                                   13,834,110        27,055,772
                                                                                  -----------       -----------
Cash and Cash Equivalents at End of Period                                        $13,219,986       $19,266,025
                                                                                  ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                 $ 1,385,580       $ 1,555,068
  Income taxes paid during the period                                               1,038,515         3,477,240
                                See notes to consolidated financial statements.

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 2001 and the statements of income and comprehensive income and the statements of cash flows for the periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                        Gross       Gross
                                     Unrealized   Unrealized       Fair
                            Cost        Gains       Losses         Value
                        ---------   -----------   ---------    -----------
March 31, 2001          $ 277,444   $ 2,323,434   $ (14,130)   $ 2,586,748
December 31, 2000         277,444     2,630,212     (12,384)     2,895,272

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                               Accumulated
                           Net        Deferred                     Other
                       Unrealized      Income      Minority   Comprehensive
                          Gains        Taxes       Interest        Income
                       ----------   -----------   ---------    -----------
March 31, 2001         $2,309,304   $  (954,477)  $(426,482)   $   928,345
December 31, 2000       2,617,828    (1,077,886)   (478,707)     1,061,235

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities (including receivable amounts of $2,647,000 at March 31, 2000) were $3,652,000 in the three-month period ended March 31, 2000. Gross realized gains on sales of securities were $1,622,000 in the 2000 period. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $241,000 and $283,000 for the three-month periods ended March 31, 2001 and 2000 respectively. At March 31, 2001, the Company owned 10.4% of Midwest Wireless Holdings LLC.

Losses from the Company's Wireless North LLC PCS investments were $17,000 in the first quarter of 2001 compared to income of $14,000 in the first quarter of 2000. The Company suspended use of the equity method of accounting for these investments when its recorded losses equaled the total of its cash investments and loan guarantees. As a result, the Company has unrecorded losses of $1,771,000 on its investment. At March 31, 2001, the Company owned 10.4% of Wireless North LLC.

The Company made additional cash investments of $17,000 and $183,000 in the respective 2001 and 2000 periods to support the operations of its wireless investments. Cash distributions received from cellular telephone investments were $169,000 and $198,000 in 2001 and 2000, respectively.

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

NOTE 5 - ACQUISITIONS

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all of the outstanding common stock of Hager TeleCom, Inc. for $9,124,500 of cash plus acquisition costs. In the acquisition, the following assets were acquired and liabilities assumed:

     Property, plant and equipment                          $  3,819,916
     Excess of cost over net assets acquired                   5,809,643
     Wireless telephone investments                            2,500,000
     Long-term debt                                           (3,612,396)
     Deferred income taxes                                      (281,872)
     Other assets and liabilities                                978,961
                                                            ------------
        Net assets acquired                                    9,214,252
     Less cash and cash equivalents acquired                    (681,860)
                                                            ------------
     Payment for Hager TeleCom, Inc. net of cash acquired   $  8,532,392
                                                            ============

The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired is being amortized over 25 years. The operations of Hager, which are not material to the Company's operations, have been included in consolidated results since the acquisition date.

NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2001
Revenues                                                 $      2,315,241        $      7,569,600        $      9,884,841
Costs and expenses                                              1,949,933               5,295,029               7,244,962
                                                          ---------------         ---------------         ---------------
Operating income                                                  365,308               2,274,571               2,639,879
Interest expense                                                 (247,777)             (1,147,082)             (1,394,859)
Income from unconsolidated affiliates                              64,817                 330,667                 395,484
Interest and dividend income                                       77,208                  92,417                 169,625
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        259,556        $      1,550,573        $      1,810,129
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        782,624        $      1,927,595        $      2,710,219
                                                          ===============         ===============         ===============

Total assets                                             $     30,018,343        $    127,905,294        $    157,923,637
                                                          ===============         ===============         ===============

Capital expenditures                                     $        512,673        $        629,297        $      1,141,970
                                                          ===============         ===============         ===============



                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2000
Revenues                                                 $      2,270,452        $      6,217,264        $      8,487,716
Costs and expenses                                              1,793,081               4,497,144               6,290,225
                                                          ---------------         ---------------         ---------------
Operating income                                                  477,371               1,720,120               2,197,491
Interest expense                                                 (257,690)             (1,275,322)             (1,533,012)
Interest and dividend income                                       79,074                 304,248                 383,322
Income from unconsolidated affiliates                             174,812                  98,247                 273,059
Gain on sale of marketable securities                                                   1,622,191               1,622,191
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        473,567        $      2,469,484        $      2,943,051
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        702,612        $      1,653,755        $      2,356,367
                                                          ===============         ===============         ===============

Total assets                                             $     29,326,117        $    132,706,880        $    162,032,997
                                                          ===============         ===============         ===============

Capital expenditures                                     $        289,579        $        799,678        $      1,089,257
                                                          ===============         ===============         ===============

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

                  Three Months Ended March 31, 2001 Compared to
                        Three Months Ended March 31, 2000

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,467 access lines in 9 rural communities in Minnesota and Wisconsin at March 31, 2001. HCC, through its subsidiaries, also provides cable television service to 4,842 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,298 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at March 31, 2001. Alliance, through its subsidiaries, also served 8,270 cable television subscribers in Minnesota, North Dakota and South Dakota. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

Consolidated revenues increased 16% from $8,488,000 in 2000 to $9,885,000 in 2000. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        381,817    $        419,969      $     1,315,384     $     1,071,415
Network access                                     1,310,781           1,291,521            4,312,709           3,559,983
Nonregulated activities                              265,938             184,187            1,310,404             990,521
Cable television                                     356,705             374,775              631,103             595,345
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,315,241    $      2,270,452      $     7,569,600     $     6,217,264
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $206,000 or 14%. The increase was due to growth in access lines served (38,765 at March 31, 2001). Access line growth was due to the acquisition of Hager TeleCom, increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission. Network access revenues increased $772,000 or 16% due to increased usage of the phone network and the acquisition of Hager TeleCom.

Nonregulated revenues increased $402,000 or 34%. The Company's nonregulated revenues come from a variety of sources, including internet services, leases of fiber optic transport facilities, retail sales of telecommunications equipment, engineering fees, directory services, billing and collections services provided to IXCs and resale of long distance services. At March 31, 2001, the Company had 8,289 internet customers. Cable television revenues increased $18,000 or 2%.

Consolidated operating costs and expenses grew from $6,290,000 in 2000 to $7,245,000 in 2001, an increase of $955,000 or 15%. Costs and expenses by operating group were as follows:




                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        348,417    $        295,391      $       997,441     $       897,451
Depreciation and amortization                        782,624             702,612            1,927,595           1,653,755
Customer operations                                   84,236              76,822              556,703             389,546
General and administrative                           381,667             355,196              811,651             984,956
Other operating expenses                             352,989             363,060            1,001,639             571,436
                                            ----------------    ----------------      ---------------     ---------------
                                            $      1,949,933    $      1,793,081      $     5,295,029     $     4,497,144
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $153,000 or 13%, due to increases in the Company's customer base. Depreciation and amortization increased $354,000 or 15% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $175,000, or 37%. General and administrative expenses decreased $147,000 or 11%. Other operating expenses increased $420,000 or 45% due to the acquisition of Hager TeleCom. Consolidated operating income increased $442,000 or 20%.

Interest expenses decreased $138,000 due to patronage accruals on interest payments made by the Company to CoBank. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $214,000 due to lower cash balances available for investment.

The Company had income from its partnership and LLC investments of $395,000 for the 2001 period compared to income of $273,000 in 2000 (Note 3). Alliance had gains on sales of marketable securities of $1,622,000 in 2000.

Income before income taxes decreased to $1,810,000 in 2001 from $2,943,000 in 2000. The Company's effective income tax rate of 47% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $951,000 in 2001 from $1,643,000 in 2000. Minority interests in earnings of Alliance were $257,000 compared to $438,000 in 2000. Net income decreased 42% to $694,000 in 2001 compared to $1,205,000 in 2000.

Liquidity and Capital Resources

Cash flows from consolidated operating activities for the three-month periods were $3,360,000 and $999,000 in 2001 and 2000, respectively. Cash flow from operations in the 2000 period was adversely affected by income tax payments on marketable securities sales made in the fourth quarter of 1999. The increase in operating cash flow was due to increased operating income, increased noncash expenses and increased accounts payable which offset increases in materials and supplies and decreases in income taxes payable and deferred income taxes. At March 31, 2001, the Company's cash, cash equivalents and marketable securities totaled $15,807,000 compared to $16,729,000 at December 31, 2000. Alliance's cash and securities were $10,106,000 of this total. Working capital at March 31, 2001 was $8,800,000 compared to $8,960,000 at December 31, 2000. The current ratio was 1.7 to 1 at March 31, 2001.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2001 and 2000 three-month periods were $513,000 and $290,000, respectively. Alliance's plant additions in the same periods were $629,000 and $800,000, respectively. Plant additions for 2001 for Hector and Alliance are expected to total $4,530,000 and $7,109,000, respectively. and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000 ($2,647,000 of which was receivable at March 31, 2000).

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems have incurred significant losses. At March 31, 2001, the Company had invested $2,090,000 of cash and guaranteed $1,091,000 of debt in Wireless North. Due to the lack of success of Wireless North's operations, the Company believes it will be necessary to repay at least a portion of its loan guarantees in cash.

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. During the first three months of 2001, the Company purchased and retired 50,485 shares of common stock. At March 31, 2001, 95,565 shares could be purchased under the remaining authorization. The Company received $205,000 from issuances of common stock in the first quarter of 2001. Cash receipts were principally due to exercises of stock options issued to employees.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 2000, the Company acquired Hager TeleCom, Inc. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company cannot predict if it will be successful in acquiring additional properties in the future and does not currently have financing plans in place to pay for possible acquisitions.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------

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

                                       Hector Communications Corporation

                                       By  /s/Charles A. Braun
                                           -----------------------------
                                           Charles A. Braun
                                           Chief Financial Officer
Date:  May 14, 2001



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                                           Three Months Ended March 31
                                                                          -----------------------------
Basic:                                                                        2001               2000
-------                                                                   ----------         ----------

Net income                                                                $  693,666         $1,204,816
                                                                          ==========         ==========

Common shares:

  Weighted average number of common shares outstanding                     3,481,215          3,630,584
                                                                          ==========         ==========

Net income per common share                                               $      .20         $      .33
                                                                          ==========         ==========

Diluted:
-------------

Net income                                                                $  693,666         $1,204,816
                                                                          ==========         ==========

Common and common equivalent shares:

  Weighted average number of common shares outstanding                     3,481,215          3,630,584
  Dilutive effect of convertible preferred shares outstanding                221,300            221,700
  Dilutive effect of stock options outstanding after
     application of treasury stock method                                     34,569            112,800
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                            2,477              2,517
                                                                          ----------         ----------
                                                                           3,739,561          3,967,601
                                                                          ==========         ==========

Diluted net income per share                                              $      .19         $      .30
                                                                          ==========         ==========