Form 10-Q
period 2001-06-30
HECTOR COMMUNICATIONS CORP
filed 2001-08-14
CIK 863437

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

For the quarterly period ended               JUNE 30, 2001
                              --------------------------------------------------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                                         -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 Outstanding at July 31, 2001
 -------------------------                      -----------------------------
  Common Stock, par value                                 3,445,512
      $.01 per share

                       Total Pages (17) Exhibit at Page 17
--------------------------------------------------------------------------------



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                              Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and
                Comprehensive Income                              4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10

Part II.  Other Information                                      16

                                       PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                             June 30            December 31
Assets:                                                                         2001                   2000
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  11,975,231          $  13,834,110
  Construction fund                                                          299,149                317,837
  Accounts receivable, net                                                 5,148,914              5,548,622
  Materials, supplies and inventories                                      1,678,662                825,673
  Prepaid expenses                                                           137,781                302,704
                                                                        ------------           ------------
    Total current assets                                                  19,239,737             20,828,946

Property, plant and equipment                                            101,068,564             97,311,532
  less accumulated depreciation                                          (45,146,734)           (41,085,007)
                                                                        ------------           ------------
    Net property, plant and equipment                                     55,921,830             56,226,525

Other assets:
  Excess of cost over net assets acquired, net                            54,568,530             55,475,430
  Marketable securities                                                    2,626,997              2,895,272
  Wireless telephone investments                                          12,721,675             12,509,975
  Other investments                                                       11,787,388             10,527,727
  Other assets                                                               158,778                214,106
                                                                        ------------           ------------
    Total other assets                                                    81,863,368             81,622,510
                                                                        ------------           ------------
Total Assets                                                           $ 157,024,935          $ 158,677,981
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   6,592,600          $   6,337,200
  Accounts payable                                                         2,251,496              2,664,520
  Accrued expenses                                                         2,287,230              2,479,779
  Income taxes payable                                                       598,603                387,100
                                                                        ------------           ------------
    Total current liabilities                                             11,729,929             11,868,599

Long-term debt, less current portion                                      81,497,241             84,378,149
Deferred investment tax credits                                               38,897                 79,668
Deferred income taxes                                                      6,496,000              6,603,310
Deferred compensation                                                        857,550                904,071
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                16,402,138             15,736,317

Stockholders' Equity                                                      40,003,180             39,107,867
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                             $ 157,024,935          $ 158,677,981
                                                                        ============           ============

                              See notes to consolidated financial statements.


                                             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                (unaudited)

                                                             Three Months Ended June 30               Six Months Ended June 30
                                                          -------------------------------         --------------------------------
                                                                2001               2000                 2001                2000
                                                          ------------       ------------         ------------        ------------
Revenues:
  Local network                                           $ 1,805,297       $  1,666,845         $  3,502,498        $  3,158,229
  Network access                                            5,710,695          5,317,658           11,334,185          10,169,162
  Nonregulated activities                                   1,693,203          1,360,886            3,269,545           2,535,594
  Cable television revenues                                 1,037,204            997,477            2,025,012           1,967,597
                                                          ------------       ------------         ------------        ------------
    Total revenues                                         10,246,399          9,342,866           20,131,240          17,830,582

Costs and expenses:
  Plant operations                                          1,598,611          1,283,130            2,944,469           2,475,972
  Depreciation and amortization                             2,686,331          2,473,295            5,396,550           4,829,662
  Customer operations                                         642,158            555,995            1,283,097           1,022,363
  General and administrative                                1,226,732          1,390,371            2,420,050           2,730,523
  Other operating expenses                                  1,703,292            866,903            3,057,920           1,801,399
                                                          ------------       ------------         ------------        ------------
    Total costs and expenses                                7,857,124          6,569,694           15,102,086          12,859,919

Operating income                                            2,389,275          2,773,172            5,029,154           4,970,663

Other income and (expenses):
  Interest expense                                         (1,392,445)        (1,560,445)          (2,787,304)         (3,093,457)
  Gain on sales of marketable securities                    1,323,145                               1,323,145           1,622,191
  Interest and dividend income                                135,777            326,093              305,402             709,415
  Income from investments in unconsolidated
    affiliates                                                344,877            455,023              740,361             728,082
                                                          ------------       ------------         ------------        ------------
    Other income (expense), net                               411,354           (779,329)            (418,396)            (33,769)

Income before income taxes                                  2,800,629          1,993,843            4,610,758           4,936,894

Income tax expense                                          1,209,000            851,000            2,068,000           2,151,000
                                                          ------------       ------------         ------------        ------------

Income before minority interest                             1,591,629          1,142,843            2,542,758           2,785,894

Minority interest in earnings of
  Alliance Telecommunications Corporation                     454,190            292,129              711,653             730,364
                                                          ------------       ------------         ------------        ------------

Net income                                                $ 1,137,439       $    850,714         $  1,831,105        $  2,055,530
                                                          ------------       ------------         ------------        ------------

Other comprehensive loss:
  Unrealized holding gains (losses)
    on marketable securities                                1,363,394            255,494            1,054,870            (606,507)
  Less: reclassification adjustment for gains
    included in net income                                 (1,323,145)                             (1,323,145)         (1,622,191)
                                                          ------------       ------------         ------------        ------------
Other comprehensive income (loss) before income taxes          40,249            255,494             (268,275)         (2,228,698)
Income tax benefit related to unrealized holding gains
  (losses) on marketable securities                           545,356            108,582              421,948            (236,793)
Income tax benefit related to reclassification adjustment
  for gains included in net income                           (529,258)                               (529,258)           (649,956)
Minority interest in other comprehensive loss of
  Alliance Telecommunications Corporation                       6,336             49,085              (45,830)           (426,285)
                                                          ------------       ------------         ------------        ------------
Other comprehensive income (loss)                              17,815             97,827             (115,135)           (915,664)
                                                          ------------       ------------         ------------        ------------
Comprehensive income                                      $ 1,155,254       $    948,541         $  1,715,970        $  1,139,866
                                                          ============       ============         ============        ============

Basic net income per share                                $       .33       $        .24         $        .53        $        .58
Diluted net income per share                              $       .30       $        .22         $        .49        $        .53

                                              See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                           Accumulated
                                         Preferred Stock        Common Stock      Additional                   Other
                                      -------------------  --------------------     Paid-in     Retained  Comprehensive
                                         Shares    Amount     Shares     Amount     Capital     Earnings      Income       Total
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 1999            229,300  $229,300  3,574,712    $35,747  $13,274,444  $23,115,945  $3,326,482  $39,981,918
  Net income                                                                                    3,309,423                3,309,423
  Issuance of common stock under
    Employee Stock Purchase Plan                              10,742        108      115,167                               115,275
  Issuance of common stock under
    Employee Stock Option Plan                                37,620        376      266,813                               267,189
  Issuance of common stock in
    exchange for preferred stock         (8,000)   (8,000)     8,000         80        7,920                                     0
  Issuance of common stock from
    exercise of outstanding warrants                          88,311        883      756,417                               757,300
  Issuance of common stock to ESOP                             6,928         69       96,923                                96,992
  Purchase and retirement of
    common stock                                            (221,950)    (2,219)  (1,672,908)  (1,479,856)              (3,154,983)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                         (2,265,247)  (2,265,247)
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 2000            221,300   221,300  3,504,363     35,044   12,844,776   24,945,512   1,061,235   39,107,867
  Net income                                                                                    1,831,105                1,831,105
  Issuance of common stock under
    Employee Stock Option Plan                                31,775        318      207,894                               208,212
  Issuance of common stock to ESOP                             8,709         87       91,906                                91,993
  Purchase and retirement of
    common stock                                             (99,335)      (994)    (368,322)    (751,546)              (1,120,862)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                           (115,135)    (115,135)
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT June 30, 2001                221,300  $221,300  3,445,512    $34,445  $12,776,254  $26,025,071  $  946,100  $40,003,180
                                      =========  ========  =========  =========  ===========  ===========  ==========  ===========

                See notes to consolidated financial statements.



               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                Six Months Ended June 30
                                                                              -----------------------------
                                                                                    2001              2000
                                                                              -----------       -----------
Cash Flows from Operating Activities:
  Net income                                                                 $  1,831,105      $  2,055,530
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                               5,396,550         4,829,662
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                              711,653           730,364
    Gain on sales of marketable securities                                     (1,323,145)       (1,622,191)
    Income from unconsolidated affiliates                                        (740,361)         (728,082)
    Proceeds from wireless telephone investments                                  413,161           742,691
    Changes in assets and liabilities net of effects from the
      purchase of Hager TeleCom, Inc.:
      Decrease in accounts receivable                                             399,708            53,610
      Increase in materials, supplies and inventories                            (852,989)          (67,642)
      Decrease in prepaid expenses                                                164,923           107,493
      Decrease in accounts payable                                               (413,024)         (446,873)
      Increase (decrease) in accrued expenses                                    (100,556)            5,539
      Increase (decrease) in income taxes payable                                 211,503        (3,121,116)
      Decrease in deferred investment credits                                     (40,771)          (46,384)
      Decrease in deferred taxes                                                                   (479,406)
      Increase (decrease) in deferred compensation                                (46,521)            3,479
                                                                              -----------       -----------
      Net cash provided by operating activities                                 5,611,236         2,016,674

Cash Flows from Investing Activities:
  Capital expenditures, net                                                    (4,176,370)       (3,736,267)
  Sales of marketable securities                                                1,323,145         9,910,447
  Purchases of marketable securities                                                             (4,506,003)
  Decrease (increase) in construction fund                                         18,688            (1,170)
  Purchases of wireless telephone investments                                     (16,876)         (183,273)
  Purchases of other investments                                               (1,127,286)       (1,552,630)
  Decrease (increase) in other assets                                              46,742           (21,421)
  Payment for purchase of Hager Telecom, Inc.,
    net of cash acquired                                                                         (8,532,392)
                                                                              -----------       -----------
      Net cash used in investing activities                                    (3,931,957)       (8,622,709)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                  (3,095,508)       (2,798,713)
  Proceeds from issuance of notes payable and long-term debt                      470,000
  Issuance of common stock                                                        208,212         1,001,651
  Purchase of stock                                                            (1,120,862)       (2,942,884)
                                                                              -----------       -----------
    Net cash used in financing activities                                      (3,538,158)       (4,739,946)
                                                                              -----------       -----------
Net Decrease in Cash and Cash Equivalents                                      (1,858,879)      (11,345,981)
Cash and Cash Equivalents at Beginning of Period                               13,834,110        27,055,772
                                                                              -----------       -----------
Cash and Cash Equivalents at End of Period                                   $ 11,975,231      $ 15,709,791
                                                                              ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                            $  2,795,324      $  1,582,316
  Income taxes paid during the period                                           1,897,232         5,348,598

                              See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 2001 and the statements of income and comprehensive income and the statements of cash flows for the periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2001 and 2000 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                       Gross         Gross
                                   Unrealized    Unrealized          Fair
                          Cost         Gains        Losses          Value
June 30, 2001       $   277,444   $ 2,363,683   $   (14,130)   $ 2,626,997
December 31, 2000       277,444     2,630,212       (12,384)     2,895,272

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                               Accumulated
                          Net       Deferred                        Other
                     Unrealized       Income      Minority    Comprehensive
                         Gains         Taxes      Interest         Income
June 30, 2001       $ 2,349,553   $  (970,576)  $  (432,877)   $   946,100
December 31, 2000     2,617,828    (1,077,886)     (478,707)     1,061,235

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $1,323,000 and $9,910,000 in the six-month periods ended June 30, 2001 and 2000, respectively. Gross realized gains on sales of securities were $1,323,000 and $1,622,000 in the respective 2001 and 2000 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $625,000 and $675,000 for the six-month periods ended June 30, 2001 and 2000 respectively. At June 30, 2001, the Company owned 10.4% of Midwest Wireless Holdings LLC.

Losses from the Company's Wireless North LLC PCS investments were $17,000 in the first half of 2001 compared to income of $14,000 in the first half of 2000. The Company suspended use of the equity method of accounting for these investments when its recorded losses equaled the total of its cash investments and loan guarantees. As a result, the Company has unrecorded losses of approximately $2,000,000 on its investment. At June 30, 2001, the Company owned 10.4% of Wireless North LLC.

The Company made additional cash investments of $17,000 and $183,000 in the respective 2001 and 2000 periods to support the operations of its wireless investments. Cash distributions received from wireless telephone investments were $413,000 and $743,000 in 2001 and 2000, respectively.

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

NOTE 5 - ACQUISITIONS

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all of the outstanding common stock of Hager TeleCom, Inc. for $9,124,500 of cash plus acquisition costs. In the acquisition, the following assets were acquired and liabilities assumed:

       Property, plant and equipment                         $   3,819,916
       Excess of cost over net assets acquired                   5,809,643
       Wireless telephone investments                            2,500,000
       Long-term debt                                           (3,612,396)
       Deferred income taxes                                      (281,872)
       Other assets and liabilities                                978,961
         Net assets acquired                                     9,214,252
       Less cash and cash equivalents acquired                    (681,860)
                                                             --------------
       Payment for Hager TeleCom, Inc. net of cash acquired  $   8,532,392
                                                             ==============

The acquisition is being accounted for as a purchase. The excess of cost over net assets acquired is being amortized over 25 years. The operations of Hager, which are not material to the Company's operations, have been included in consolidated results since the acquisition date.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                                                 Hector                Alliance             Consolidated
Six Months Ended June 30, 2001                            ----------------        ----------------        ----------------
Revenues                                                 $      4,720,013        $     15,411,227        $     20,131,240
Costs and expenses                                              4,001,093              11,100,993              15,102,086
                                                          ----------------        ----------------
Operating income                                                  718,920               4,310,234               5,029,154
Interest expense                                                 (488,315)             (2,298,989)             (2,787,304)
Interest and dividend income                                      136,426                 168,976                 305,402
Gain on sale of marketable securities                                                   1,323,145               1,323,145
Income from unconsolidated affiliates                             195,810                 544,551                 740,361
                                                          ----------------        ----------------        ----------------
Income before income taxes                               $        562,841        $      4,047,917        $      4,610,758
                                                          ================        ================        ================

Depreciation and amortization                            $      1,565,248        $      3,831,302        $      5,396,550
                                                          ================        ================        ================

Total assets                                             $     28,739,174        $    128,285,761        $    157,024,935
                                                          ================        ================        ================

Capital expenditures                                     $      1,223,811        $      2,952,559        $      4,176,370
                                                          ================        ================        ================

                                                                 Hector                Alliance             Consolidated
Six Months Ended June 30, 2000
Revenues                                                 $      4,616,583        $     13,213,999        $     17,830,582
Costs and expenses                                              3,748,971               9,110,948              12,859,919
                                                          ----------------        ----------------        ----------------
Operating income                                                  867,612               4,103,051               4,970,663
Interest expense                                                 (499,382)             (2,594,075)             (3,093,457)
Interest and dividend income                                      167,973                 541,442                 709,415
Gain on sale of marketable securities                                                   1,622,191               1,622,191
Income from unconsolidated affiliates                             324,303                 403,779                 728,082
                                                          ----------------        ----------------        ----------------
Income before income taxes                               $        860,506        $      4,076,388        $      4,936,894
                                                          ================        ================        ================

Depreciation and amortization                            $      1,403,423        $      3,426,239        $      4,829,662
                                                          ================        ================        ================

Total assets                                             $     28,452,670        $    134,222,992        $    162,675,662
                                                          ================        ================        ================

Capital expenditures                                     $        525,070        $      3,211,197        $      3,736,267
                                                          ================        ================        ================

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                 Hector                Alliance             Consolidated
Three Months Ended June 30, 2001
Revenues                                                 $      2,404,772        $      7,841,627        $     10,246,399
Costs and expenses                                              2,051,160               5,805,964               7,857,124
                                                          ----------------        ----------------        ----------------
Operating income                                                  353,612               2,035,663               2,389,275
Interest expense                                                 (240,538)             (1,151,907)             (1,392,445)
Interest and dividend income                                       59,218                  76,559                 135,777
Gain on sale of marketable securities                                                   1,323,145               1,323,145
Income from unconsolidated affiliates                             130,993                 213,884                 344,877
                                                          ----------------        ----------------        ----------------
Income before income taxes                               $        303,285        $      2,497,344        $      2,800,629
                                                          ================        ================        ================

Depreciation and amortization                            $        782,624        $      1,903,707        $      2,686,331
                                                          ================        ================        ================

Capital expenditures                                     $        711,138        $      2,323,262        $      3,034,400
                                                          ================        ================        ================

                                                                 Hector                Alliance             Consolidated
Three Months Ended June 30, 2000
Revenues                                                 $      2,346,131        $      6,996,735        $      9,342,866
Costs and expenses                                              1,955,890               4,613,804               6,569,694
                                                          ----------------        ----------------        ----------------
Operating income                                                  390,241               2,382,931               2,773,172
Interest expense                                                 (241,692)             (1,318,753)             (1,560,445)
Interest and dividend income                                       88,899                 237,194                 326,093
Income from unconsolidated affiliates                             149,491                 305,532                 455,023
                                                          ----------------        ----------------        ----------------
Income before income taxes                               $        386,939        $      1,606,904        $      1,993,843
                                                          ================        ================        ================

Depreciation and amortization                            $        700,811        $      1,772,484        $      2,473,295
                                                          ================        ================        ================

Capital expenditures                                     $        235,491        $      2,411,519        $      2,647,010
                                                          ================        ================        ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

                   Six Months Ended June 30, 2001 Compared to
                         Six Months Ended June 30, 2000
                         ------------------------------

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,487 access lines in 9 rural communities in Minnesota and Wisconsin at June 30, 2001. HCC, through its subsidiaries, also provides cable television service to 4,805 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,349 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at June 30, 2001. Alliance, through its subsidiaries, also served 8,923 cable television subscribers in Minnesota, North Dakota and South Dakota. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated revenues increased 13% from $17,831,000 in 2000 to $20,131,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                             -----------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                             ---------------     ---------------       --------------      --------------
Local network                               $        774,758    $        860,292      $     2,727,740     $     2,297,937
Network access                                     2,690,133           2,545,407            8,644,052           7,623,755
Nonregulated activities                              536,588             462,613            2,732,957           2,072,981
Cable television                                     718,534             748,271            1,306,478           1,219,326
                                             ---------------     ---------------       --------------      --------------
                                            $      4,720,013    $      4,616,583      $    15,411,227     $    13,213,999
                                             ---------------     ---------------       --------------      --------------

Consolidated local service revenues increased $344,000 or 11%. The increase was due to growth in access lines served (38,836 at June 30, 2001). Access line growth was due to the acquisition of Hager TeleCom in June 2000, increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission. Network access revenues increased $1,165,000 or 11% due to increased usage of the phone network and the acquisition of Hager TeleCom.

Nonregulated revenues increased $734,000 or 29%. The Company's nonregulated revenues come from a variety of sources, including internet services, leases of fiber optic transport facilities, retail sales of telecommunications equipment, engineering fees, directory services, billing and collections services provided to IXCs and resale of long distance services. At June 30, 2001, the Company had 9,286 internet customers. Cable television revenues increased $57,000 or 3%.

Consolidated operating costs and expenses grew from $12,860,000 in 2000 to $15,102,000 in 2001, an increase of $2,242,000 or 17%. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                             -----------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                             ---------------     ---------------       --------------      --------------
Plant operations                            $        743,483    $        600,123      $     2,200,986     $     1,875,849
Depreciation and amortization                      1,565,248           1,403,423            3,831,302           3,426,239
Customer operations                                  178,012             152,651            1,105,085             869,712
General and administrative                           775,691             884,001            1,644,359           1,846,522
Other operating expenses                             738,659             708,773            2,319,261           1,092,626
                                             ---------------     ---------------       --------------      --------------
                                            $      4,001,093    $      3,748,971      $    11,100,993     $     9,110,948
                                             ---------------     ---------------       --------------      --------------

Consolidated plant operations expenses increased $468,000 or 19%, due to increases in the Company's customer base. Depreciation and amortization increased $567,000 or 12% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $261,000, or 26%. General and administrative expenses decreased $310,000 or 11%. Other operating expenses increased $1,231,000 or 70% due to the acquisition of Hager TeleCom. Consolidated operating income increased $58,000 or 1%.

Interest expense decreased $306,000 due to patronage refunds accrued on interest payments made by the Company to CoBank. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $404,000 due to lower cash balances available for investment.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company had income from its partnership and LLC investments of $740,000 for the 2001 period compared to income of $728,000 in 2000 (Note 3). Alliance had gains on sales of marketable securities of $1,323,000 and $1,622,000 in 2001 and 2000, respectively.

Income before income taxes decreased to $4,611,000 in 2001 from $4,937,000 in 2000. The Company's effective income tax rate of 45% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $2,543,000 in 2001 from $2,786,000 in 2000. Minority interests in earnings of Alliance were $712,000 compared to $730,000 in 2000. Net income decreased 11% to $1,831,000 in 2001 compared to $2,056,000 in 2000.

                  Three Months Ended June 30, 2001 Compared to
                        Three Months Ended June 30, 2000
                        --------------------------------

Consolidated revenues increased 10% from $9,343,000 in 2000 to $10,246,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                             -----------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                             ---------------     ---------------       --------------      --------------
Local network                               $        392,941    $        440,323      $     1,412,356     $     1,226,522
Network access                                     1,379,352           1,253,886            4,331,343           4,063,772
Nonregulated activities                              270,650             278,426            1,422,553           1,082,460
Cable television                                     361,829             373,496              675,375             623,981
                                             ---------------     ---------------       --------------      --------------
                                            $      2,404,772    $      2,346,131      $     7,841,627     $     6,996,735
                                             ---------------     ---------------       --------------      --------------

Consolidated local service revenues increased $138,000 or 8%. The increase was due to growth in access lines served (38,836 at June 30, 2001). Access line growth was due to the acquisition of Hager TeleCom, increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission. Network access revenues increased $393,000 or 7% due to increased usage of the phone network and the acquisition of Hager TeleCom.

Consolidated nonregulated revenues increased $332,000 or 24%. Hector's nonregulated revenues decreased slightly due to price competition for internet customers. Alliance's nonregulated revenues increased due to the acquisition of Hager TeleCom. Cable television revenues increased $40,000 or 4%.
Hector's cable television revenues decreased slightly due to competition from satellite television suppliers in rural areas.

Consolidated operating costs and expenses grew from $6,570,000 in 2000 to $7,857,000 in 2001, an increase of $1,287,000 or 20%. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                             -----------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                             ---------------     ---------------       --------------      --------------
Plant operations                            $        395,066    $        304,732      $     1,203,545     $       978,398
Depreciation and amortization                        782,624             700,811            1,903,707           1,772,484
Customer operations                                   93,776              75,829              548,382             480,166
General and administrative                           394,024             528,805              832,708             861,566
Other operating expenses                             385,670             345,713            1,317,622             521,190
                                             ---------------     ---------------       --------------      --------------
                                            $      2,051,160    $      1,955,890      $     5,805,964     $     4,613,804
                                             ---------------     ---------------       --------------      --------------

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated plant operations expenses increased $315,000 or 25%, due to increases in the Company's customer base. Depreciation and amortization increased $213,000 or 9% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $86,000, or 15%. General and administrative expenses decreased $164,000 or 12%. Other operating expenses increased $836,000 or 96% due to the acquisition of Hager TeleCom. Consolidated operating income decreased $384,000 or 14%.

Interest expenses decreased $168,000 due to patronage accruals on interest payments made by the Company to CoBank. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $190,000 due to lower cash balances available for investment.

The Company had income from its partnership and LLC investments of $345,000 for the 2001 period compared to income of $455,000 in 2000 (Note 3). Alliance had gains on sales of marketable securities of $1,323,000 in 2001.

Income before income taxes increased to $2,801,000 in 2001 from $1,994,000 in 2000. The Company's effective income tax rate of 43% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings increased to $1,592,000 in 2001 from $1,143,000 in 2000. Minority interests in earnings of Alliance were $454,000 compared to $292,000 in 2000. Net income increased 34% to $1,137,000 in 2001 compared to $851,000 in 2000.

                         Liquidity and Capital Resources
                         -------------------------------

Cash flows from consolidated operating activities for the six-month periods were $5,611,000 and $2,017,000 in 2001 and 2000, respectively. Cash flow from operations in the 2000 period was adversely affected by income tax payments on marketable securities sales made in the fourth quarter of 1999. The increase in operating cash flow was due to increased operating income and increased noncash expenses which offset increases in materials and supplies. At June 30, 2001, the Company's cash, cash equivalents and marketable securities totaled $14,602,000 compared to $16,729,000 at December 31, 2000. Alliance's cash and securities were $9,103,000 of this total. Working capital at June 30, 2001 was $7,510,000 compared to $8,960,000 at December 31, 2000. The current ratio was 1.6 to 1 at June 30, 2001.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2001 and 2000 six-month periods were $1,224,000 and $525,000, respectively. Alliance's plant additions in the same periods were $2,953,000 and $3,211,000, respectively. Alliance's plant additions for 2001 included the acquisition of 700 cable television customers in South Dakota. Plant additions for 2001 for Hector and Alliance are expected to total $4,530,000 and $7,109,000, respectively, and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2001 Alliance sold 41,000 shares of Illuminet Holdings for $1,323,000. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000.

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems have incurred significant losses. At June 30, 2001, the Company had invested $2,090,000 of

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

cash and guaranteed $1,091,000 of debt in Wireless North. Due to the lack of success of Wireless North's operations, Wireless North's assets are in the process of being sold to a number of buyers. The Company believes it will be necessary to pay its loan guarantees to Wireless North's lender in cash.

The Company is an investor in partnerships that provide fiber optic transport facilities to other telecommunications companies. The Company also leases some of its own fiber optic facilities to transport users. Due to lower than expected demand and an increased supply of fiber, the Company and its partners being pressured to renegotiate the prices charged for use of their facilities. The Company expects the results of these negotiations to negatively effect it financial results in future periods, but cannot presently estimate the effect price changes will have.

The Company has been notified by Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc. that they would like to exchange their minority interest in Alliance Telecommunications Corporation for a share of Alliance's assets. The Company has entered into discussions with its partners as to how this could be done on an equitable basis. The Company does not expect any split-off from its partners to occur before the end of 2001. The Company also does not know what effect a split-off would have on its financial position.

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. During the first six months of 2001, the Company purchased and retired 99,335 shares of common stock. At June 30, 2001, 46,715 shares could be purchased under the remaining authorization. The Company received $208,000 from issuances of common stock in the first half of 2001. Cash receipts were principally due to exercises of stock options issued to employees.

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

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           New Accounting Principles
                           -------------------------

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired.
Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. At June 30, 2001 and 2000 the Company had net goodwill of $54,569,000 and $56,266,000, respectively. Amortization expense recorded during the six-month periods ended June 30, 2001 and 2000 was $915,000 and $833,000, respectively.

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable
----------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 17, 2001 in Eden Prairie, MN. The total number of shares outstanding and entitled to vote at the meeting was 3,494,962 of which 3,329,636 were present either in person or by proxy. Shareholders re-elected board members James O. Ericson, Paul
N. Hanson and Wayne E. Sampson to three-year terms expiring at the 2004 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                             In Favor            Abstaining
     James O. Ericson                       3,259,112                70,524
     Paul N. Hanson                         3,255,173                74,462
     Wayne E. Sampson                       3,256,982                72,654

Board members continuing in office are Curtis A. Sampson and Steven H. Sjogren (whose terms expire at the 2002 Annual Meeting of Shareholders) and Robert L. Hammond and Paul A. Hoff (whose terms expire at the 2003 Annual Meeting of Shareholders).

Item 5.  Not Applicable
-----------------------

Item 6(a).  Exhibits
--------------------
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.

Item 6(b).  Exhibits and Reports on Form 8-K
--------------------------------------------
None.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            Hector Communications Corporation

                                            By  /s/Charles A. Braun
                                               -------------------------------
                                                   Charles A. Braun
                                                   Chief Financial Officer

Date:  August 14, 2001


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                             Three Months Ended June 30           Six Months Ended June 30
                                                           -----------------------------        -----------------------------
Basic:                                                         2001               2000              2001               2000
-------                                                    ----------         ----------        ----------         ----------

Net income                                                $ 1,137,439        $   850,714       $ 1,831,105        $ 2,055,530
                                                           ==========         ==========        ==========         ==========

Common shares:

  Weighted average number of
    common shares outstanding                               3,483,915          3,516,681         3,482,707          3,573,631
                                                           ==========         ==========        ==========         ==========

Net income per common share                               $       .33        $       .24       $       .53        $       .58
                                                           ==========         ==========        ==========         ==========

Diluted:
-------------

Net income                                                $ 1,137,439          $ 850,714       $ 1,831,105        $ 2,055,530
                                                           ==========         ==========        ==========         ==========

Common and common equivalent shares:

  Weighted average number of
    common shares outstanding                               3,483,915          3,516,681         3,482,707          3,573,631
  Dilutive effect of convertible
    preferred shares outstanding                              221,300            221,700           221,300            224,570
  Dilutive effect of stock options outstanding
     after application of treasury stock method                49,616             91,735            41,753             98,900
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                               657              2,655               181              2,284
                                                           ----------         ----------        ----------         ----------
                                                            3,755,488          3,832,771         3,745,941          3,899,385
                                                           ==========         ==========        ==========         ==========

Diluted net income per share                              $       .30        $       .22       $       .49        $       .53
                                                           ==========         ==========        ==========         ==========