Form 10-Q
period 2001-09-30
HECTOR COMMUNICATIONS CORP
filed 2001-11-14
CIK 863437

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

For the quarterly period ended         SEPTEMBER 30, 2001
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:   0-18587
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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 Outstanding at October 31, 2001
-----------------------------------              -------------------------------
  Common Stock, par value                                  3,468,921
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

                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                        September 30            December 31
Assets:                                                                         2001                   2000
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  10,371,309          $  13,834,110
  Construction fund                                                          500,243                317,837
  Accounts receivable, net                                                 7,820,670              5,548,622
  Materials, supplies and inventories                                      1,743,419                825,673
  Prepaid expenses                                                           375,910                302,704
                                                                        ------------           ------------
    Total current assets                                                  20,811,551             20,828,946

Property, plant and equipment                                            103,649,846             97,311,532
  less accumulated depreciation                                          (47,441,514)           (41,085,007)
                                                                        ------------           ------------
    Net property, plant and equipment                                     56,208,332             56,226,525

Other assets:
  Excess of cost over net assets acquired, net                            54,116,224             55,475,430
  Marketable securities                                                      436,591              2,895,272
  Wireless telephone investments                                          13,973,144             12,509,975
  Other investments                                                       11,949,406             10,527,727
  Other assets                                                               250,534                214,106
                                                                        ------------           ------------
    Total other assets                                                    80,725,899             81,622,510
                                                                        ------------           ------------
Total Assets                                                           $ 157,745,782          $ 158,677,981
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   6,495,400          $   6,337,200
  Accounts payable                                                         2,388,369              2,664,520
  Accrued expenses                                                         2,198,655              2,479,779
  Income taxes payable                                                     1,719,329                387,100
                                                                        ------------           ------------
    Total current liabilities                                             12,801,753             11,868,599

Long-term debt, less current portion                                      80,387,558             84,378,149
Deferred investment tax credits                                               24,377                 79,668
Deferred income taxes                                                      5,560,723              6,603,310
Deferred compensation                                                        834,289                904,071
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                16,803,531             15,736,317

Stockholders' Equity                                                      41,333,551             39,107,867
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                             $ 157,745,782          $ 158,677,981
                                                                        ============           ============

                              See notes to consolidated financial statements.


                                             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                (unaudited)

                                                     Three Months Ended September 30           Nine Months Ended September 30
                                                   -----------------------------------        --------------------------------
                                                            2001               2000                 2001               2000
                                                    -------------        -------------        -------------      -------------
Revenues:
  Local network                                     $   1,819,726        $   1,783,868        $   5,322,224      $   4,942,097
  Network access                                        5,686,479            5,193,964           17,020,664         15,363,126
  Nonregulated activities                               1,824,145            1,779,491            5,093,690          4,315,085
  Cable television revenues                             1,055,776            1,001,070            3,080,788          2,968,667
                                                    --------------       -------------        -------------      -------------
    Total revenues                                     10,386,126            9,758,393           30,517,366         27,588,975

Costs and expenses:
  Plant operations                                      1,212,395            1,157,420            4,156,864          3,555,791
  Depreciation and amortization                         2,849,433            2,608,883            8,245,983          7,438,545
  Customer operations                                     631,169              586,872            1,914,266          1,609,235
  General and administrative                            1,031,634            1,139,414            3,451,684          3,390,598
  Other operating expenses                              1,632,521            1,087,776            4,690,441          3,446,115
                                                    -------------        -------------        -------------      -------------
    Total costs and expenses                            7,357,152            6,580,365           22,459,238         19,440,284

Operating income                                        3,028,974            3,178,028            8,058,128          8,148,691

Other income and (expenses):
  Interest expense                                     (1,326,627)          (1,383,498)          (4,113,931)        (4,476,955)
  Gain on sales of marketable securities                2,335,909                                 3,659,054          1,622,191
  Interest and dividend income                            127,648              234,741              433,050            944,156
  Income from investments in unconsolidated
    affiliates                                            704,842              443,886            1,445,203          1,171,968
                                                    -------------        -------------        -------------      -------------
    Other income (expense), net                         1,841,772             (704,871)           1,423,376           (738,640)

Income before income taxes                              4,870,746            2,473,157            9,481,504          7,410,051

Income tax expense                                      2,093,000            1,093,000            4,161,000          3,244,000
                                                     -------------       -------------        -------------      -------------

Income before minority interest                         2,777,746            1,380,157            5,320,504          4,166,051

Minority interest in earnings of
  Alliance Telecommunications Corporation                  809,196             353,107            1,520,849          1,083,471
                                                    -------------        -------------        -------------      -------------

Net income                                          $   1,968,550        $   1,027,050        $   3,799,655      $   3,082,580
                                                    -------------        -------------        -------------      -------------

Other comprehensive loss:
  Unrealized holding gains (losses)
    on marketable securities                              161,968           (2,407,365)           1,216,838         (3,013,872)
  Less: reclassification adjustment for gains
    included in net income                             (2,335,909)                               (3,659,054)        (1,622,191)
                                                    -------------        -------------        -------------      -------------
Other comprehensive income (loss)
   before income taxes                                 (2,173,941)          (2,407,365)          (2,442,216)        (4,636,063)
Income tax benefit related to unrealized holding
  gains (losses) on marketable securities                  64,787             (962,947)             486,735         (1,199,740)
Income tax benefit related to reclassification
  adjustment for gains included in net income            (965,118)                               (1,494,376)          (649,956)
Minority interest in other comprehensive loss of
  Alliance Telecommunications Corporation                (407,804)            (477,194)            (453,634)          (903,479)
                                                    -------------        -------------        -------------      -------------
Other comprehensive income (loss)                        (865,806)            (967,224)            (980,941)        (1,882,888)
                                                    -------------        -------------        -------------      -------------
Comprehensive income                                $   1,102,744        $      59,826        $   2,818,714      $   1,199,692
                                                    =============        =============        =============      =============

Basic net income per share                          $         .57        $         .29        $        1.09      $         .87
Diluted net income per share                        $         .52        $         .27        $        1.01      $         .80

                                              See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           Accumulated
                                         Preferred Stock        Common Stock      Additional                   Other
                                      -------------------  --------------------     Paid-in     Retained  Comprehensive
                                         Shares    Amount     Shares     Amount     Capital     Earnings      Income       Total
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 1999            229,300  $229,300  3,574,712    $35,747  $13,274,444  $23,115,945  $3,326,482  $39,981,918
  Net income                                                                                    3,309,423                3,309,423
  Issuance of common stock under
    Employee Stock Purchase Plan                              10,742        108      115,167                               115,275
  Issuance of common stock under
    Employee Stock Option Plan                                37,620        376      266,813                               267,189
  Issuance of common stock in
    exchange for preferred stock         (8,000)   (8,000)     8,000         80        7,920                                     0
  Issuance of common stock from
    exercise of outstanding warrants                          88,311        883      756,417                               757,300
  Issuance of common stock to ESOP                             6,928         69       96,923                                96,992
  Purchase and retirement of
    common stock                                            (221,950)    (2,219)  (1,672,908)  (1,479,856)              (3,154,983)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                         (2,265,247)  (2,265,247)
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 2000            221,300   221,300  3,504,363     35,044   12,844,776   24,945,512   1,061,235   39,107,867
  Net income                                                                                    3,799,655                3,799,655
  Issuance of common stock under
    Employee Stock Purchase Plan                              11,659        117      137,386                               137,503
  Issuance of common stock under
    Employee Stock Option Plan                                44,725        447      317,659                               318,106
  Issuance of common stock to ESOP                             8,709         87       91,906                                91,993
  Purchase and retirement of
    common stock                                            (100,535)    (1,006)    (372,826)    (766,800)              (1,140,632)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                           (980,941)    (980,941)
                                      ---------  --------  ---------  ---------  -----------  -----------  ----------  -----------
BALANCE AT September 30, 2001           221,300  $221,300  3,468,921    $34,689  $13,018,901  $27,978,367  $   80,294  $41,333,551
                                      =========  ========  =========  =========  ===========  ===========  ==========  ===========

                See notes to consolidated financial statements.



                          HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                                                          Nine Months Ended September 30
                                                                           ----------------------------
                                                                                  2001             2000
                                                                           -----------      -----------
Cash Flows from Operating Activities:
  Net income                                                              $  3,799,655     $  3,082,580
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            8,245,983        7,438,545
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                         1,520,849        1,083,471
    Gain on sales of marketable securities                                  (3,659,054)      (1,622,191)
    Income from unconsolidated affiliates                                   (1,445,203)      (1,171,968)
    Proceeds from wireless telephone investments                               657,293          991,029
    Changes in assets and liabilities net of effects from the
      purchase of Hager TeleCom, Inc.:
      Decrease in accounts receivable                                           80,325          303,114
      Increase in materials, supplies and inventories                         (917,746)        (164,087)
      Decrease in prepaid expenses                                             (73,206)         (23,572)
      Decrease in accounts payable                                            (276,151)        (945,065)
      Increase (decrease) in accrued expenses                                 (189,131)          43,244
      Increase (decrease) in income taxes payable                            1,332,229       (3,440,700)
      Decrease in deferred investment credits                                  (55,291)         (67,370)
      Decrease in deferred taxes                                               (34,946)        (479,406)
      Increase (decrease) in deferred compensation                             (69,782)             219
                                                                           -----------      -----------
      Net cash provided by operating activities                              8,915,824        5,027,843

Cash Flows from Investing Activities:
  Capital expenditures, net                                                 (6,855,705)      (5,850,544)
  Proceeds from short-term investments                                                           20,464
  Sales of marketable securities                                             1,323,145        9,910,447
  Purchases of marketable securities                                                         (4,506,003)
  Increase in construction fund                                               (182,406)          (2,257)
  Purchases of wireless telephone investments                               (1,128,606)        (183,273)
  Purchases of other investments                                              (968,332)      (1,606,484)
  Decrease (increase) in other assets                                          (49,307)          51,106
  Payment for purchase of Hager Telecom, Inc.,
    net of cash acquired                                                                     (8,532,392)
                                                                           -----------      -----------
      Net cash used in investing activities                                 (7,861,211)     (10,698,936)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                               (4,302,391)      (4,013,922)
  Proceeds from issuance of notes payable and long-term debt                   470,000
  Issuance of common stock                                                     455,609        1,129,362
  Purchase of stock                                                         (1,140,632)      (2,970,588)
                                                                           -----------      -----------
    Net cash used in financing activities                                   (4,517,414)      (5,855,148)
                                                                           -----------      -----------
Net Decrease in Cash and Cash Equivalents                                   (3,462,801)     (11,526,241)
Cash and Cash Equivalents at Beginning of Period                            13,834,110       27,055,772
                                                                           -----------      -----------
Cash and Cash Equivalents at End of Period                                $ 10,371,309     $ 15,529,531
                                                                           ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                          $ 4,380,535      $ 4,500,899
  Income taxes paid during the period                                        2,884,063        6,789,005

                            See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 2001 and the statements of income and comprehensive income and the statements of cash flows for the periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2001 and 2000 have been made.

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

NOTE 2 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:
                                            Gross         Gross
                                        Unrealized     Unrealized       Fair
                               Cost         Gains        Losses        Value
                          ----------   -----------    ----------  ----------
September 30, 2001        $  260,980   $   189,655   $  (14,044)  $  436,591
December 31, 2000            277,444     2,630,212      (12,384)   2,895,272

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:
                                                                   Accumulated
                                Net       Deferred                     Other
                          Unrealized       Income       Minorit   Comprehensive
                              Gains         Taxes       Interest      Income
                          ----------   -----------    ----------    --------
September 30, 2001        $  175,612   $   (70,245)  $  (25,073)   $  80,294
December 31, 2000          2,617,828    (1,077,886)    (478,707)   1,061,235

These amounts have no cash effect and are not included in the statement of cash flows.

Cash proceeds from sales of available-for-sale securities were $1,323,000 and $9,910,000 in the nine-month periods ended September 30, 2001 and 2000, respectively. Accounts receivable from sales of securities were $2,352,000 at September 30, 2001. Gross realized gains on sales of securities were $3,659,000 and $1,622,000 in the respective 2001 and 2000 periods. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


NOTE 3 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless LLC, net of amortization, was $1,030,000 and $956,000 for the nine-month periods ended September 30, 2001 and 2000 respectively. Cash distributions received from Midwest Wireless were $657,000 and $582,000 in 2001 and 2000, respectively At September 30, 2001, the Company owned 10.4% of Midwest Wireless Holdings LLC.

Losses from the Company's Wireless North LLC PCS investments were $38,000 in the first nine months of 2001 compared to income of $14,000 in the first nine months of 2000. During the third quarter of 2001, Wireless North LLC defaulted on its loan payment obligations to its primary lender. As a result of this default, the Company paid $1,091,000 plus interest to settle the loan guarantees it had made to the bank on Wireless North's behalf. Wireless North is now being liquidated. The Company does not expect to make additional expenditures or receive additional income from this investment. Cash receipts from reductions in the Company's ownership interest in Wireless North totaled $409,000 in 2000.

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

NOTE 5 - ACQUISITIONS

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all of the outstanding common stock of Hager TeleCom, Inc. for $9,124,500 of cash plus acquisition costs. In the acquisition, the following assets were acquired and liabilities assumed:

        Property, plant and equipment                     $    3,819,916
        Excess of cost over net assets acquired                5,809,643
        Wireless telephone investments                         2,500,000
        Long-term debt                                        (3,612,396)
        Deferred income taxes                                   (281,872)
        Other assets and liabilities                             978,961
                                                          ---------------
           Net assets acquired                                 9,214,252
        Less cash and cash equivalents acquired                 (681,860)
                                                          ---------------
        Payment for Hager TeleCom, Inc.
          net of cash acquired                            $    8,532,392
                                                          ===============

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

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Nine Months Ended September 30, 2001
Revenues                                                 $      7,150,561        $     23,366,805        $     30,517,366
Costs and expenses                                              5,960,998              16,498,240              22,459,238
                                                          ---------------         ---------------         ---------------
Operating income                                                1,189,563               6,868,565               8,058,128
Interest expense                                                 (739,815)             (3,374,116)             (4,113,931)
Interest and dividend income                                      188,482                 244,568                 433,050
Gain on sale of marketable securities                                                   3,659,054               3,659,054
Income from unconsolidated affiliates                             354,622               1,090,581               1,445,203
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        992,852        $      8,488,652        $      9,481,504
                                                          ===============         ===============         ===============

Depreciation and amortization                            $      2,347,905        $      5,898,078        $      8,245,983
                                                          ===============         ===============         ===============

Total assets                                             $     29,075,075        $    128,670,707        $    157,745,782
                                                          ===============         ===============         ===============

Capital expenditures                                     $      1,994,723        $      4,860,982        $      6,855,705
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Nine Months Ended September 30, 2000
Revenues                                                 $      6,980,911        $     20,608,064        $     27,588,975
Costs and expenses                                              5,691,150              13,749,134              19,440,284
                                                          ---------------         ---------------         ---------------
Operating income                                                1,289,761               6,858,930               8,148,691
Interest expense                                                 (748,075)             (3,728,880)             (4,476,955)
Interest and dividend income                                      260,507                 683,649                 944,156
Gain on sale of marketable securities                                                   1,622,191               1,622,191
Income from unconsolidated affiliates                             508,011                 663,957               1,171,968
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $      1,310,204        $      6,099,847        $      7,410,051
                                                          ===============         ===============         ===============

Depreciation and amortization                            $      2,102,189        $      5,336,356        $      7,438,545
                                                          ===============         ===============         ===============

Total assets                                             $     28,608,069        $    131,139,342        $    159,747,411
                                                          ===============         ===============         ===============

Capital expenditures                                     $        944,188        $      4,906,356        $      5,850,544
                                                          ===============         ===============         ===============

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended September 30, 2001
Revenues                                                 $      2,430,548        $      7,955,578        $     10,386,126
Costs and expenses                                              1,959,905               5,397,247               7,357,152
                                                          ---------------         ---------------         ---------------
Operating income                                                  470,643               2,558,331               3,028,974
Interest expense                                                 (251,500)             (1,075,127)             (1,326,627)
Interest and dividend income                                       52,056                  75,592                 127,648
Gain on sale of marketable securities                                                   2,335,909               2,335,909
Income from unconsolidated affiliates                             158,812                 546,030                 704,842
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        430,011        $      4,440,735        $      4,870,746
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        782,657        $      2,066,776        $      2,849,433
                                                          ===============         ===============         ===============

Capital expenditures                                     $        770,912        $      1,908,423        $      2,679,335
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended September 30, 2000
Revenues                                                 $      2,364,328        $      7,394,065        $      9,758,393
Costs and expenses                                              1,942,179               4,638,186               6,580,365
                                                          ---------------         ---------------         ---------------
Operating income                                                  422,149               2,755,879               3,178,028
Interest expense                                                 (248,693)             (1,134,805)             (1,383,498)
Interest and dividend income                                       92,534                 142,207                 234,741
Income from unconsolidated affiliates                             183,708                 260,178                 443,886
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        449,698        $      2,023,459        $      2,473,157
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        698,766        $      1,910,117        $      2,608,883
                                                          ===============         ===============         ===============

Capital expenditures                                     $        419,118        $      1,695,159        $      2,114,277
                                                          ===============         ===============         ===============


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

                Nine Months Ended September 30, 2001 Compared to
                      Nine Months Ended September 30, 2000

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,564 access lines in 9 rural communities in Minnesota and Wisconsin at September 30, 2001. HCC, through its subsidiaries, also provides cable television service to 4,710 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,372 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at September 30, 2001. Alliance, through its subsidiaries, also served 9,204 cable television subscribers in Minnesota, North Dakota and South Dakota. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


Consolidated revenues increased 11% from $27,589,000 in 2000 to $30,517,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $      1,173,263    $      1,315,517      $     4,148,961     $     3,626,580
Network access                                     4,066,616           3,846,520           12,954,048          11,516,606
Nonregulated activities                              823,217             700,053            4,270,473           3,615,032
Cable television                                   1,087,465           1,118,821            1,993,323           1,849,846
                                            ----------------    ----------------      ---------------     ---------------
                                            $      7,150,561    $      6,980,911      $    23,366,805     $    20,608,064
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $380,000 or 8%. The increase was due to growth in access lines served (38,936 at September 30, 2001). Access line growth was due to the acquisition of Hager TeleCom in June 2000, increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission. Network access revenues increased $1,658,000 or 11% due to increased usage of the phone network and the acquisition of Hager TeleCom.

Nonregulated revenues increased $779,000 or 18%, due to the acquisition of Hager TeleCom. The Company's nonregulated revenues come from a variety of sources, including internet services, leases of fiber optic transport facilities, retail sales of telecommunications equipment, engineering fees, directory services, billing and collections services provided to IXCs and resale of long distance services. At September 30, 2001, the Company had 9,607 internet customers. Cable television revenues increased $112,000 or 4% due to the acquisition of additional cable systems in South Dakota.

Consolidated operating costs and expenses grew from $19,440,000 in 2000 to $22,459,000 in 2001, an increase of $3,019,000 or 16%. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $      1,066,659    $        900,402      $     3,090,205     $     2,655,389
Depreciation and amortization                      2,347,905           2,102,189            5,898,078           5,336,356
Customer operations                                  268,165             230,936            1,646,101           1,378,299
General and administrative                         1,144,078           1,381,427            2,307,606           2,009,171
Other operating expenses                           1,134,191           1,076,196            3,556,250           2,369,919
                                            ----------------    ----------------      ---------------     ---------------
                                            $      5,960,998    $      5,691,150      $    16,498,240     $    13,749,134
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $601,000 or 17%, due to increases in the Company's customer base. Depreciation and amortization increased $807,000 or 11% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $305,000, or 19%. General and administrative expenses increased $61,000 or 2%. Other operating expenses increased $1,244,000 or 36% due to the acquisition of Hager TeleCom. Consolidated operating income decreased $91,000 or 1%.

Interest expense decreased $363,000 due to patronage refunds accrued on interest payments made by the Company to CoBank. Interest expenses also decreased due to principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $511,000 due to lower interest rates paid by financial institutions and lower cash balances available for investment.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company had income from its partnership and LLC investments of $1,445,000 for the 2001 period compared to income of $1,172,000 in 2000 (Note 3). Alliance had gains on sales of marketable securities of $3,659,000 and $1,622,000 in 2001 and 2000, respectively.

Income before income taxes increased to $9,482,000 in 2001 from $7,410,000 in 2000. The Company's effective income tax rate of 44% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $5,321,000 in 2001 from $4,166,000 in 2000. Minority interests in earnings of Alliance were $1,521,000 compared to $1,083,000 in 2000. Net income increased 23% to $3,800,000 in 2001 compared to $3,083,000 in 2000.

                Three Months Ended September 30, 2001 Compared to
                      Three Months Ended September 30, 2000

Consolidated revenues increased 10% from $9,758,000 in 2000 to $10,386,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        398,505    $        455,225      $     1,421,221     $     1,328,643
Network access                                     1,376,483           1,301,113            4,309,996           3,892,851
Nonregulated activities                              286,629             237,440            1,537,516           1,542,051
Cable television                                     368,931             370,550              686,845             630,520
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,430,548    $      2,364,328      $     7,955,578     $     7,394,065
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $36,000 or 2%. The increase was due to growth in access lines served (38,936 at September 30, 2001). Access line growth was due to increased development within the Company's service areas and increased demand for telephone lines to provide advanced telephone services such as internet services. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission. Network access revenues increased $493,000 or 9% due to increased usage of the phone network and the acquisition of Hager TeleCom.

Consolidated nonregulated revenues increased $45,000 or 3%. Hector's nonregulated revenues increased slightly due to increased internet revenues and fiber optic transport fees. Cable television revenues increased $55,000 or 5% due to the acquisition of additional cable systems in South Dakota. Hector's cable television revenues decreased slightly due to competition from satellite television suppliers in rural areas.

Consolidated operating costs and expenses grew from $6,580,000 in 2000 to $7,357,000 in 2001, an increase of $777,000 or 12%. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2001                2000                  2001                2000
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        323,176    $        300,279      $       889,219     $       857,141
Depreciation and amortization                        782,657             698,766            2,066,776           1,910,117
Customer operations                                   90,153              78,285              541,016             508,587
General and administrative                           368,387             497,426              663,247             641,988
Other operating expenses                             395,532             367,423            1,236,989             720,353
                                            ----------------    ----------------      ---------------     ---------------
                                            $      1,959,905    $      1,942,179      $     5,397,247     $     4,638,186
                                            ----------------    ----------------      ---------------     ---------------

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Consolidated plant operations expenses increased $55,000 or 5%, due to increases in the Company's customer base. Depreciation and amortization increased $241,000 or 9% due to depreciation on new plant additions and shorter useful lives on telephone switching equipment. Customer operations expenses increased $44,000, or 8%. General and administrative expenses decreased $108,000 or 9%. Hector's general and administrative expenses in the 2000 period included $113,000 in one-time charges for an unsuccessful common stock underwriting. Other operating expenses increased $544,000 or 50% due to higher cable television expenses and increased internet service costs. Consolidated operating income decreased $149,000 or 5%.

Interest expenses decreased $57,000 due to patronage accruals on interest payments made by the Company to CoBank. Interest and dividend income decreased $107,000 due to lower interest rates paid by financial institutions and lower cash balances available for investment.

The Company had income from its partnership and LLC investments of $705,000 for the 2001 period compared to income of $444,000 in 2000 (Note 3). Alliance had gains on sales of marketable securities of $2,336,000 in 2001.

Income before income taxes increased to $4,871,000 in 2001 from $2,473,000 in 2000. The Company's effective income tax rate of 43% is higher than the standard U.S. tax rate due to state income taxes and the effect of nondeductible amortization expenses. Income before minority interest in Alliance's earnings increased to $2,778,000 in 2001 from $1,380,000 in 2000. Minority interests in earnings of Alliance were $809,000 compared to $353,000 in 2000. Net income increased 92% to $1,969,000 in 2001 compared to $1,027,000 in 2000.

                         Liquidity and Capital Resources
--------------------------------------------------------------------------------

Cash flows from consolidated operating activities for the nine-month periods were $8,916,000 and $5,028,000 in 2001 and 2000, respectively. Cash flow from operations in the 2001 and 2000 periods were distorted by the timing of income tax payments on marketable securities sales made in the fourth quarter of 1999 and the third quarter of 2001. Eliminating the effects of these income tax payments would result in similar operating cash provided totals for the respective periods. At September 30, 2001, the Company's cash, cash equivalents and marketable securities totaled $10,808,000 compared to $16,729,000 at December 31, 2000. Alliance's cash and securities were $5,526,000 of this total. Working capital at September 30, 2001 was $8,010,000 compared to $8,960,000 at December 31, 2000. The current ratio was 1.6 to 1 at September 30, 2001.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2001 and 2000 nine-month periods were $1,995,000 and $944,000, respectively. Alliance's plant additions in the same periods were $4,861,000 and $4,906,000, respectively. Alliance's plant additions for 2001 included the acquisition of 700 cable television customers in South Dakota. Plant additions for 2001 for Hector and Alliance are expected to total $2,530,000 and $6,109,000, respectively, and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network.

Interest and dividend income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2001 Alliance sold 103,600 shares of Illuminet Holdings for $3,676,000. In 2000, Alliance sold 51,000 shares of U.S. West Communications, Inc. for $3,652,000.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The Company is an investor in Wireless North, a limited liability corporation that has acquired licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. The PCS systems have incurred significant losses. Through June 30, 2001, the Company had invested $2,090,000 of cash and guaranteed $1,091,000 of debt in Wireless North. Due to the lack of success of Wireless North's operations, Wireless North's assets are in the process of being sold to a number of buyers. During the third quarter of 2001, the Company paid its loan guarantees to Wireless North's lender in cash. The Company does not expect to be able to recoup any of its investment after the asset sales.

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

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. During the first nine months of 2001, the Company purchased and retired 100,535 shares of common stock. Following the events of September 11, 2001, the Company's Board of Directors authorized the repurchase of 250,000 additional shares of stock, if warranted by market conditions. At September 30, 2001, 295,515 shares could be purchased under the remaining authorization. The Company received $456,000 from issuances of common stock in the first nine months of 2001. Cash receipts were principally due to exercises of employee stock options and issuances of employee stock purchase plan shares.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In 2001, the Company acquired several small cable systems in South Dakota. In 2000, the Company acquired Hager TeleCom, Inc. In 1998, the Company acquired Felton Telephone Company and eight cable television systems from Spectrum Cablevision Limited Partnership. The Company cannot predict if it will be successful in acquiring additional properties in the future and does not currently have financing plans in place to pay for possible acquisitions.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                           New Accounting Principles:

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. At September 30, 2001 and 2000 the Company had net goodwill of $54,116,000 and $55,832,000, respectively. Amortization expense recorded during the nine-month periods ended September 30, 2001 and 2000 was $1,372,000 and $1,294,000,
respectively.

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

                                             Hector Communications Corporation

                                             By  /s/Charles A. Braun
                                             ----------------------------------
                                               Charles A. Braun
                                               Chief Financial Officer
Date:  November 14, 2001

  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      EXHIBIT 11
           CALCULATION OF EARNINGS PER SHARE

                                                          Three Months Ended September 30           Nine Months Ended September 30
                                                         ---------------------------------         ---------------------------------
Basic:                                                          2001                 2000                 2001                 2000
-------                                                  ------------         ------------         ------------         ------------

Net income                                               $  1,968,550         $  1,027,050          $ 3,799,655          $ 3,082,580
                                                         ============         ============         ============         ============

Common shares:

  Weighted average number of
    common shares outstanding                               3,475,545            3,512,856            3,480,298            3,553,225
                                                         ============         ============         ============         ============

Net income per common share                              $        .57         $        .29               $ 1.09                $ .87
                                                         ============         ============         ============         ============

Diluted:
-------------

Net income                                               $  1,968,550         $  1,027,050         $  3,799,655         $  3,082,580
                                                         ============         ============         ============         ============

Common and common equivalent shares:

  Weighted average number of
    common shares outstanding                               3,475,545            3,512,856            3,480,298            3,553,225
  Dilutive effect of convertible
    preferred shares outstanding                              221,300              221,700              221,300              223,606
  Dilutive effect of stock options outstanding
     after application of treasury stock method               100,817               88,812               56,310               94,745
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                               657                1,668                  181                1,297
                                                         ------------         ------------         ------------         ------------
                                                            3,798,319            3,825,036            3,758,089            3,872,873
                                                         ============         ============         ============         ============

Diluted net income per share                             $        .52         $        .27         $       1.01         $        .80
                                                         ============         ============         ============         ============