Form 10-K
period 2001-12-31
HECTOR COMMUNICATIONS CORP
filed 2002-03-29
CIK 863437

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

                   For the fiscal year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                           41-1666660
--------------------------------                         --------------------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,403,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 22, 2002.

As of March 22, 2002 there were outstanding 3,508,879 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2002 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item                                                                       Page
                                     PART I

1.       Business                                                             3
2.       Properties                                                          14
3.       Legal Proceedings                                                   15
4.       Submission of Matters to a Vote of Security Holders                 15



                                     PART II

5.       Market for Company's Common Equity and Related Stockholder
             Matters                                                         15
6.       Selected Financial Data                                             16
7.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       16
7a.      Disclosures About Market Risk                                       23
8.       Financial Statements and Supplementary Data                         24
9.       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             40



                                    PART III

10.      Directors and Executive Officers of the Registrant                  40
11.      Executive Compensation                                              40
12.      Security Ownership of Certain Beneficial Owners and Management      40
13.      Certain Relationships and Related Transactions                      41



                                     PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K      41

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

       HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,529 access lines in 9 rural communities in Minnesota and Wisconsin at December 31, 2001. HCC, through its subsidiaries, also provides cable television service to 4,786 subscribers in Minnesota and Wisconsin.

       HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,350 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at December 31, 2001. Alliance, through its subsidiaries, also served 9,042 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager City, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its wholly-owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in Note 11 to the financial statements found under Item 8 of this report.

[c]    NARRATIVE DESCRIPTION OF BUSINESS

       The Company derives the majority of its revenues from providing basic telephone services (often referred to as "plain old telephone service" or "POTS") to residential and business customers within its service territories. POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers. POTS revenues are subject to regulation by a number of state and federal government agencies.

       The Company also earns revenues by providing a number of nonregulated telecommunications services to customers. The most significant of these nonregulated services is cable television. Other services include internet services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services, engineering services and equipment rental. The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, nonregulated telecommunications activities and cable television operations for the last three years:

                                           Year Ended December 31
                              --------------------------------------------------
                                   2001               2000                 1999
                              -----------        ----------          -----------
Local network                      17.6%              17.6%                17.3%
Network access                     55.0               55.1                 56.9
Nonregulated activities            17.2               16.8                 14.7
Cable television                   10.2               10.5                 11.1
                              -----------       -----------          -----------
                                  100.0%             100.0%               100.0%
                              ===========       ===========          ===========

       The Company also owns minority interests in partnerships and limited liability corporations ("LLCs") that provide a wide variety of telecommunications services, including wireless telephone services, fiber-optic transport services and telephone switching services. The most significant of these investments is Midwest Wireless Holdings, LLC.

(1)      Plain Old Telephone Service ("POTS")

Local Network
       The Company's LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin, South Dakota, North Dakota and Iowa. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. The following chart presents the number of access lines served by Hector's and Alliance's LEC subsidiaries at December 31, 2001, 2000 and 1999:

                                                                                Access Lines*
                                                          ---------------------------------------------------------
                                                                                 December 31
                                                              --------------------------------------------------
                                                                   2001               2000                1999
                                                              -----------         -----------        -----------
Hector Communications Corporation:
       Arrowhead Communications Corporation                         808                806                 817
       Eagle Valley Telephone Company                               727                731                 734
       Granada Telephone Company                                    289                288                 289
       Pine Island Telephone Company                              3,313              3,263               3,154
       Indianhead Telephone Company                               2,392              2,334               2,234
                                                              ----------          ----------         ----------
              Total Hector Access Lines                           7,529              7,422               7,228
                                                              ----------          ----------         ----------

Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                                     13,300             13,234              12,967
       Sleepy Eye Telephone Company                               6,556              6,511               6,467
       Sioux Valley Telephone Company                             5,893              5,939               5,756
       Hills Telephone Company                                    2,812              2,788               2,706
       Felton Telephone Company                                     752                764                 743
       Hager TeleCom, Inc.                                        2,037              2,087
                                                              ----------          ----------         ----------
              Total Alliance Access Lines                        31,350             31,323              28,639
                                                              ----------          ----------         ----------

              Total Access Lines                                 38,879             38,745              35,867
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


Access Revenues
        Access revenues are received by LECs for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs"). These services enable IXCs to provide long distance service to end users in the local exchange network.

       Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"). In the case of intrastate calls, access revenues are determined by state regulatory agencies. In 2001, approximately 64% of the Company's access revenues were from interstate sources and 36% were from intrastate sources.

       A portion of the Company's interstate access revenue is derived from subscriber line charges ("SLCs") determined by the FCC and billed directly to end users for access to long distance carriers. Another portion consists of universal service funds received based upon the high cost of providing service to rural areas. The balance of the interstate access revenue is received from NECA, which collects payments from IXCs and distributes settlement payments to LECs.

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

       Intrastate access revenues are received from long distance carriers based on recorded customer usage multiplied by the appropriate tariff rate. Where applicable, HCC's LECs participate in intrastate access tariffs approved by state regulatory authorities for intrastate intra-LATA (Local Access Transport
Area) and inter-LATA services. These intrastate arrangements are intended to compensate LECs for the costs, including a fair rate of return, of facilities provided in originating and terminating intrastate long distance services.

(2)      Nonregulated Telecommunications Activities

       Revenues from internet services were $1,977,000 and $1,304,000 in 2001 and 2000, respectively. Internet access is available, through local dial-up telephone numbers, to all of the Company's local service customers. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in many of the Company's service areas. The Company provided dial-up internet services to 8,859 and 7,876 customers at December 31, 2001 and 2000, respectively. At December 31, 2001 an additional 1,162 customers subscribed to DSL service.

       Revenues from leases of fiber-optic transport facilities were $1,301,000 and $1,282,000 in 2001 and 2000, respectively. However, due to changes in market conditions, the Company has renegotiated several of its leases, resulting in a significant decline in anticipated future lease revenue. All of the fiber-optic facilities leased are owned by HCC's LEC subsidiaries and are located within the LEC's local exchange boundaries.

       HCC's LECs sell and lease customer premise telephone equipment, provide inside wiring services and sell and lease other facilities for private line, teletype, data transmission and other communications services. They also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LEC's service areas.

(3)    Cable Television

       The Company, through its cable television and LEC subsidiaries, owns and operates 49 cable television systems serving 13,828 subscribers in Minnesota and the surrounding states. Cable television revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $9.75 to $26.50 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $1.75 to $11.00 per month per channel. Approximately one-third of the Company's cable television customers subscribe to a premium channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

       In 2001 the Company deployed broadband equipment manufactured by Next Level Communications, Inc. in its exchanges serving Pine Island, MN and Goodhue, MN. This equipment makes it possible to deliver POTS, video and high speed Internet services to the customer over the same circuit. Video programming is delivered utilizing a digital "super headend" owned by Broadband Visions, Inc., in which the Company is an investor. The Company is planning to install broadband equipment in its Sleepy Eye, MN exchange in 2002 and in additional exchanges in future years. The Company's broadband product offerings are dependent on the availability of equipment from Next Level Communications, Inc. If the Company cannot obtain necessary equipment it could have a material adverse affect on its operations.

(4)    Investments in Unconsolidated Affiliates

Wireless Telephone Services
---------------------------
       The Company is the largest shareholder of Midwest Wireless Holdings, LLC, with a 10.4% ownership stake. Midwest Wireless acquired additional wireless operations in Wisconsin and Iowa in 2000, which significantly increased Midwest Wireless' service area, but reduced the Company's percentage ownership of the operation. Midwest Wireless now serves eleven rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,590,000. Midwest Wireless offers complete wireless service, including custom calling features, facsimile and data transmission and presently has 227,000 customers. The Company accounts for its investment in Midwest Wireless using the equity method. Income recognized was $1,475,000, $1,248,000, and $1,481,000 in 2001, 2000 and 1999, respectively.

       The Company owns 10.4% of Wireless North, which provides personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North has secured FCC licenses to provide PCS services in 13 basic trading areas in these states, encompassing 110,000 square miles and a population of 2.4 million. Wireless North was unsuccessful and is being liquidated. Its licenses and systems are being sold to other operators. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees it gave with respect to Wireless North's debt. Cash investments in Wireless North by the Company totaled $3,202,000. The Company has written off its entire investment in Wireless North, has no obligation to provide additional funding and does not expect to realize any additional value from this investment.

       The Company has had a significant investment in Rural Cellular Corporation ("RCC"), a publicly traded company providing cellular telephone services in Minnesota and New England. The Company obtained its investment in RCC through its ownership interests in the RSAs serving northern Minnesota and through the acquisitions of Ollig Utilities Company and Felton Telephone Company. The Company sold 326,707 shares of RCC stock in 1999 and recorded gains on sales of securities of $11,600,000. At December 31, 2001, the Company owned approximately 10,700 shares of RCC's common stock.


Onvoy, Inc.
-----------
        Onvoy, Inc. is a privately held company that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas. Onvoy,

Inc. is a leading provider of Internet, long distance, video-conferencing and high-speed data networking services. Onvoy's customers include Minnesota based Fortune 500 companies and many small-to-medium sized businesses. Onvoy also serves the state's higher education institutions, the state's K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and the state's independent local telephone companies.

         During 2001 and 2000 the Company purchased $190,000 and $446,000 respectively, of debt issued by Onvoy to provide additional working capital to Onvoy's operations. The Company is presently the second largest common shareholder of Onvoy. At the end of 2000 the Company determined that due to losses incurred by Onvoy's operations, the value of the Company's investment in Onvoy's common stock was impaired. Accordingly, the Company established a valuation reserve of $1,273,000 against substantially all of its investment in Onvoy common stock during the fourth quarter of 2000.

Fiber-Optic Transport Investments
---------------------------------
       The Company has invested approximately $1,707,000 in five companies that build and lease fiber- optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Through these investments, the Company owns pieces of fiber routes serving the Twin Cities, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks, and extending into Iowa and Wisconsin.


Bank Stocks
-----------
       As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $4,991,000, $4,694,000 and $4,644,000 at December 31, 2001, 2000 and
1999, respectively.


Other Investments
-----------------
       The Company has a small ownership interest in South Dakota Network Services and Iowa Network Services, each of which provide integrated voice, data and network services within their respective states. The Company is an investor in Fibercom LC, a compteting local exchange carrier ("CLEC") that has been established to provide local communications services to business customers in the Sioux City, Iowa area. The Company is also an investor in Desktop Media, Inc., a CLEC using a network employing Ethernet architecture to provide telecommunications services in southeastern Minnesota.

(5)    Competition

Telephone
---------
       LECs are subject to many forms of competition. Its principal competitors are:

- Facilities-based competition from providers, including cable television service providers, with their own local service network;

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

       Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets. Competition from resale interconnection or unbundled network element interconnection is more likely. Under the Telecommunications Act of 1996, the Company's LECs are not currently required to lease facilities to competitors seeking to interconnect with our networks. However, there is no assurance that interconnection may not be required in the future.

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

(6)    Regulation

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

       In conjunction with the recovery of costs and establishment of rates, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services. After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs among its various local exchange and interstate and intrastate interexchange services and between state and federal jurisdictions. Allocating costs is complicated because the same pieces of a LEC's plant and equipment are utilized for different services, such as local telephone and interstate and intrastate access services. The allocation process is called "separation" and is governed primarily by FCC regulations. The purpose of separation is to determine how a carrier's expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to change or eliminate this process. Any change in separation rules by the FCC could reduce or increase the LEC's revenues. However, at this time it is not possible to predict what changes, if any, may be made.


Interstate End-User Rates
-------------------------
       The part of the local telephone network running from the switching facility to the customer is called the "local loop." Costs to construct, operate and maintain the loop are among the most significant costs incurred by a local exchange carrier. In 1984 the FCC established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to interstate jurisdiction directly from end-users through the assessment of a subscriber line charge. The SLC was increased in 1989 to a $3.50 cap on residence and single line business lines and a $6.00 cap on multi-line business lines. The remaining portions of the interstate local loop costs were recovered from interstate access charges to interexchange carriers.

       In November 2001 the FCC adopted access charge reforms based in part on a proposal by the Multi-Association Group (the "MAG Plan"). The MAG Plan increases the maximum rate caps for SLCs as follows:
       Residential and Single Line Business
              January 1, 2002                  Increase from $3.50 to $5.00
              July 1, 2002                     Increase from $5.00 to $6.00
              July 1, 2003                     Increase from $6.00 to $6.50
       Multi-line Business
              January 1, 2002                  Increase from $6.00 to $9.20

       The increased SLC revenues will be offset by reductions in recovery of local loop costs from interexchange carriers. The plan is intended to be revenue neutral for affected LECs.

       Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas. Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services. Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. Funds from the federal Universal Service Fund are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules. Interstate universal service fund support accounted for $1,744,000, $1,490,000 and $1,035,000 of the Company's network access revenues in 2001, 2000 and 1999, respectively.

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

       The FCC is reviewing its rates and policies governing interstate access and the rate of return applicable to incumbent local exchange carriers who are subject to rate-of-return, rather than price cap, regulation. The outcome of this review could directly affect HCC's earnings, however, the outcome of this proceeding cannot be predicted at this time.

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

     - Promotion of Local Service Competition and the Rural Exemptions
       ---------------------------------------------------------------

       The Telecommunications Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition the Telecommunications Act established new interconnection rules generally requiring local exchange carriers to allow competing carriers to interconnect with their local networks. Congress recognized, however, that the desire to promote competition conflicted with the ability of some existing LECs to provide universal service to high cost customers. Congress exempted these LECs (classified as "Rural Telephone Companies") from interconnection requirements until the continuation of the exemption was no longer in the public interest, as defined in the Telecommunications Act.

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

       The bulk of the Company's access lines are located in Minnesota. A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. Companies choosing alternative regulation agreed not to increase rates for two years, other than in extraordinary circumstances. These companies are not subject to rate of return review by the Public Utilities Commission for the same two years. All of HCC's Minnesota-based LEC subsidiaries (except Felton Telephone Company) elected alternative rate regulation election effective January 1, 1996. Local rate increases after January 1, 1998 are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review. In 2001, the Company increased its local service rate for Sleepy Eye Telephone Company. The commission did not review the rate increase.

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

(7)      Business Strategy


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

(8)    Employees

       At March 1, 2002, the Company had 169 full-time and part-time employees, of which 112 employees work in the Alliance operations and 57 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(9)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 2002 were as follows:

       Name                       Age                    Position
       ----                       ---                    --------

       Curtis A. Sampson           68            Chairman of the Board and Chief
                                                 Executive Officer

       Steven H. Sjogren           59            President and Chief Operating
                                                 Officer

       Paul N. Hanson              55            Vice President and Treasurer

       Charles A. Braun            44            Chief Financial Officer

-------------------------------
       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms. Each officer above has served the Company in the indicated capacity since 1990.

       Mr. Sjogren devotes his full time to the Company's business. Messrs. Sampson, Hanson and Braun each devote approximately 50% of their working time to the Company's business with the balance devoted to management responsibilities at Communications Systems, Inc. ("CSI"), a diversified telecommunications holding company also located in Hector, Minnesota, for which they are separately compensated by CSI.

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





                                                       PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is traded on the American Stock Exchange ("AMEX"). The table below presents the range of high and low trading prices for the Company's stock for each period as reported by AMEX:

                               2001                                2000
                    ------------------------           -------------------------
Quarter                High              Low              High               Low
                    -------           ------           -------           -------
First               $ 11.50           $ 9.65           $ 15.75           $ 11.63
Second                13.30             9.60             14.88             11.38
Third                 15.25            12.20             14.25             12.38
Fourth                16.65            13.60             13.25             10.00

[b]    HOLDERS

         At March 1, 2002 there were 555 holders of record of Hector Communications Corporation common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                      Year Ended December 31
                                                                    ------------------------------------------------------------
                                                                           2001        2000        1999        1998        1997
--------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 40,633    $ 37,790    $ 34,117    $ 31,839    $ 28,866
Costs and Expenses                                                       30,112      26,799      23,063      21,192      19,113
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         10,521      10,991      11,054      10,647       9,753

Other Income (Expenses), net                                              1,170      (2,471)      7,401         (40)     (3,367)
--------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                               11,691       8,520      18,455      10,606       6,386

Income Tax Expense                                                        5,321       4,207       7,513       4,949       2,867
--------------------------------------------------------------------------------------------------------------------------------
Income Before Minority Interest                                           6,370       4,313      10,942       5,657       3,519
Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                          1,754       1,004       3,463       1,747         798
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  4,616    $  3,309    $  7,479    $  3,910    $  2,721
================================================================================================================================
Basic Net Income Per Common Share                                      $   1.33    $    .93    $   2.42    $   1.63    $   1.44
Diluted Net Income Per Common Share                                    $   1.23    $    .86    $   1.96    $   1.15    $    .93

Average Shares Outstanding:
  Common shares only                                                      3,465       3,544       3,095       2,403       1,893
  Common and potential common shares                                      3,762       3,851       3,945       3,937       3,732
===============================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $  7,633    $  8,960    $ 18,736    $  6,554    $  8,504
Property, Plant and Equipment, net                                       57,362      56,227      51,410      50,810      45,927
Excess of Cost Over Net Assets Acquired, net                             53,663      55,475      51,405      53,004      51,170
Total Assets                                                            158,251     158,678     166,797     150,680     139,291
Long-Term Debt                                                           79,642      84,378      86,282      94,232      97,793
Stockholders' Equity                                                     42,241      39,108      39,982      22,720      14,447
--------------------------------------------------------------------------------------------------------------------------------




ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Hector Communications Corporation ("HCC") owns a 100% interest in five LEC subsidiaries and one cable television subsidiary. At December 31, 2001, these subsidiaries provided telephone service to 7,529 customers in 9 rural communities in Minnesota and Wisconsin. They also owned cable television systems serving 4,786 customers in Minnesota and Wisconsin. HCC's 100%-owned subsidiaries also have substantial investments in other telecommunications ventures, including, Midwest Wireless Holdings, LLC.

       HCC also owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At December 31, 2001, Alliance, through its six LEC subsidiaries, provided telephone service to 31,350 customers in 28 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Alliance's subsidiaries also provided cable television services to 9,042 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless Holdings, LLC and have other investments. The minority interest in Alliance is owned by Golden West Telecommunications Cooperative and Split Rock Telecom Cooperative.

Results of Operations

2001 Compared to 2000

       Consolidated revenues increased 8% to $40,633,000 in 2001 from $37,790,000 in 2000. The following table shows revenues by operating group for 2001 compared to 2000:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2001              2000               2001               2000
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     5,586,670   $      4,934,548  $      1,562,398  $       1,715,694
Network access                           16,689,138         15,299,095         5,652,977          5,513,268
Nonregulated activities                   5,859,932          5,407,525         1,126,656            966,561
Cable television                          2,690,063          2,469,407         1,465,078          1,484,004
                                    ---------------   ----------------  ----------------  -----------------
                                    $    30,825,803   $     28,110,575  $      9,807,109  $       9,679,527
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated local service revenues grew to $7,149,000 in 2001 from $6,650,000 in 2000, an increase of $499,000 or 8%. Revenue growth in Alliance was due to the acquisition of Hager TeleCom, Inc. in June 2000 and a local service rate increase at Sleepy Eye Telephone Company. Hector's local network revenues declined due to rate reductions in Wisconsin exchanges mandated by the public service commission.

       Network access revenues increased to $22,342,000 in 2001 compared to $20,812,000 in 2000, an increase of $1,530,000 or 7%. The increase was due to the acquisition of Hager TeleCom, Inc., which accounted for $402,000 of the increase, increased universal service support payments and increased settlements payments from NECA.

       Nonregulated revenues grew to $6,987,000 in 2001 from $6,374,000 in 2000, an increase of $613,000 or 10%. The acquisition of Hager TeleCom, Inc. accounted for $371,000 of the increase. Revenues from internet services, excluding Hager, increased $437,000, which offset decreases in billing and collection revenues. Cable television revenues rose to $4,155,000 in 2001 from $3,953,000 in 2000, an increase of $202,000 or 5% due to the acquisition of additional cable systems in South Dakota.

       Consolidated operating costs and expenses grew to $30,112,000 in 2001 from $26,799,000 in 2000, an increase of $3,313,000 or 12%. The acquisition of Hager TeleCom, Inc. accounted for $1,113,000 of the increase. The following table shows costs and expenses by operating group for 2001 compared to 2000:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2001              2000               2001               2000
                                    ---------------   ----------------  ----------------  -----------------
Plant operations                    $     3,974,169   $      3,586,255  $      1,381,781  $       1,224,546
Depreciation and amortization             8,138,515          7,354,503         3,178,259          2,821,781
Customer operations                       2,051,760          1,805,330           384,286            310,304
General and administrative                3,307,150          2,803,504         1,565,399          1,772,180
Other operating expenses                  4,472,835          3,666,506         1,657,742          1,454,337
                                    ---------------   ----------------  ----------------  -----------------
                                    $    21,944,429   $     19,216,098  $      8,167,467  $       7,583,148
                                    ---------------   ----------------  ----------------  -----------------


       Consolidated plant operations expenses increased to $5,356,000 in 2001 from $4,811,000 in 2000, an increase of $545,000 or 11% due to the acquisition of Hager ($187,000 of the increase), and increased labor costs. Depreciation and amortization increased to $11,317,000 in 2001 from $10,176,000 in 2000, an increase of $1,141,000 or 11% due to increased depreciation on new telephone equipment and the acquisition of Hager. Customer operations expenses increased 15% to $2,436,000 in 2001 from $2,116,000 in 2000 due to increased marketing and sales costs. General and administrative expenses increased to $4,873,000 in 2001 from $4,576,000 in 2000, an increase of $297,000 or 6% due to the acquisition of Hager. Other operating expenses increased $1,010,000 or 20% due to increased cable television and internet service fees.

       Consolidated operating income decreased $470,000 or 4% to $10,521,000 in 2001 from $10,991,000 in 2000.

       Consolidated interest expenses decreased $653,000 to $5,302,000 in 2001 from $5,955,000 in 2000. The decrease was due to lower interest rates on variable rate debt and increased patronage refunds from CoBank.

       Income from investments in unconsolidated affiliates increased to $2,140,000 in 2001 from $611,000 in 2000. The Company took a charge against earnings of $1,273,000 in 2000 based on its revaluation of its investment in Onvoy, Inc. Income from Midwest Wireless Holdings, LLC increased to $1,475,000 in 2001 from $1,248,000 in 2000.

       Alliance had gains on sales of marketable securities totaling $3,659,000 in 2001 compared to gains on sales of $1,622,000 in 2000. Most of the gains were on sales of Illuminet, Inc. (which was acquired by VeriSign) stock sold in 2001 and Qwest stock sold in 2000. Interest and dividend income decreased to $673,000 in 2001 from $1,251,000 in 2000 due to lower interest rates on invested funds and lower dividend yields from marketable security investments.

       Consolidated income before income taxes increased to $11,691,000 in 2001 from $8,520,000 in 2000. The Company's effective income tax rate of 45.5% is higher than the standard U.S. tax rate due to state income taxes and because the goodwill amortization expenses from the Company's acquisitions cannot be deducted. Income before the minority interest in Alliance's earnings increased to $6,370,000 in 2001 from $4,313,000 in 2000. Minority interest on earnings of Alliance was $1,754,000 in 2001 compared to $1,004,000 in 2000. Net income increased to $4,616,000 in 2001 compared to $3,309,000 in 2000.


2000 Compared to 1999
---------------------

       Consolidated revenues increased 11% to $37,790,000 in 2000 from $34,117,000 in 1999. The following table shows revenues by operating group for 2000 compared to 1999:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2000              1999               2000               1999
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     4,934,548   $      4,250,474  $      1,715,694  $       1,664,204
Network access                           15,299,095         14,587,083         5,513,268          4,831,878
Nonregulated activities                   5,407,525          4,178,484           966,561            821,115
Cable television                          2,469,407          2,306,786         1,484,004          1,477,292
                                    ---------------   ----------------  ----------------  -----------------
                                    $    28,110,575   $     25,322,827  $      9,679,527  $       8,794,489
                                    ---------------   ----------------  ----------------  -----------------

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

       Nonregulated revenues grew to $6,374,000 in 2000 from $5,000,000 in 1999, an increase of $1,374,000 or 27%. The acquisition of Hager TeleCom, Inc. accounted for $790,000 of the increase. The Company's deregulated revenues consist mainly of internet service fees, rents from leased of fiber-optic cable facilities, sales of telecommunications equipment, engineering fees, directory revenues and sales commissions and billing and collection revenues. Cable television revenues rose to $3,953,000 in 2000 from $3,784,000 in 1999, an increase of $169,000 or 4% due to increased customer service rates.

       Consolidated operating costs and expenses grew to $26,799,000 in 2000 from $23,063,000 in 1999, an increase of $3,736,000 or 16%. The acquisition of Hager TeleCom, Inc. accounted for $1,265,000 of the increase. The following table shows costs and expenses by operating group for 2000 compared to 1999:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2000              1999               2000               1999
                                    ---------------   ----------------  ----------------  -----------------
Plant operations                    $     3,586,255   $      2,944,902  $      1,224,546  $       1,142,021
Depreciation and amortization             7,354,503          5,930,740         2,821,781          2,616,879
Customer operations                       1,805,330          1,784,422           310,304            329,191
General and administrative                2,803,504          2,223,743         1,772,180          1,544,670
Other operating expenses                  3,666,506          3,020,202         1,454,337          1,526,310
                                    ---------------   ----------------  ----------------  -----------------
                                    $    19,216,098   $     15,904,009  $      7,583,148  $       7,159,071
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated plant operations expenses increased to $4,811,000 in 2000 from $4,087,000 in 1999, an increase of $724,000 or 18% due to the acquisition of Hager, increased labor costs and increased charges from suppliers. Depreciation and amortization increased to $10,176,000 in 2000 from $8,548,000 in 1999, an increase of $1,628,000 or 19% due to increased depreciation on new telephone switching equipment and the acquisition of Hager. Customer operations expenses were $2,116,000 in 2000 compared to $2,114,000 in 1999. General and administrative expenses increased to $4,576,000 in 2000 from $3,768,000 in 1999, an increase of $808,000 or 21% due to the acquisition of Hager. Other operating expenses increased $574,000 or 13% due to the acquisition of Hager and increased cable television and internet service fees.

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

       Alliance had gains on sales of marketable securities totaling $1,622,000 in 2000 compared to gains on sales of $13,203,000 in 1999. Most of the gains were on sales of Qwest stock sold in 2000 and sales of Rural Cellular Corporation in 1999. At December 31, 2000, Alliance continued to hold a significant portfolio of marketable securities. Interest and dividend income increased to $1,251,000 in 2000 from $1,116,000 in 1999 due to investments of the cash proceeds from the marketable securities sales.

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

 Liquidity and Capital Resources

       Operations
       ----------

       Cash flows from consolidated operating activities were $13,679,000, $7,981,000 and $6,693,000 in 2001, 2000 and 1999, respectively. The increase in cash flows from operations in 2001 was due to increased net income, increased noncash expenses, lower accounts receivable levels and lower income tax payments. At December 31, 2001, the Company's cash, cash equivalents and marketable securities totaled $13,502,000 compared to $16,729,000 at December 31, 2000. Alliance's cash and securities were $7,536,000 of this total at December 31, 2001. Working capital at December 31, 2001 was $7,633,000 compared to $8,960,000 at December 31, 2000. The current ratio was 1.6 to 1 at December 31, 2001 compared to 1.8 to 1 at December 31, 2000.

       The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in 2001, 2000 and 1999 were $3,985,000, $3,111,000 and
$2,902,000, respectively. Alliance's plant additions in 2001, 2000 (excluding the acquisition of Hager TeleCom, Inc.) and 1999 were $6,634,000, $6,335,000 and $4,640,000, respectively. Plant additions for 2002 for Hector and Alliance are expected to total $2,993,000 and $9,300,000, respectively. These plant additions will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network.

     Investments
     -----------

       Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2001 Alliance received $3,675,000 from sales of marketable securities, principally Illuminet, Inc. common stock. In 2000 Alliance received $5,421,000 from sales of marketable securities, principally Qwest common stock. In 1999 Alliance received $18,920,000 from sales of marketable securities, principally Rural Cellular Corporation common stock. The Company does not expect proceeds from marketable securities sales in future years to approach these levels.

       The Company owns 10.4% of Wireless North LLC, a limited liability corporation that has licenses to operate PCS systems in 13 markets in Minnesota, Wisconsin, North Dakota and South Dakota. Wireless North was unsuccessful and is being liquidated. Its licenses and systems are being sold to other operators. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees made on Wireless North's debt. The Company had accrued these payments in prior periods and they did not affect 2001 net income. Total cash invested by the Company over the life of its investment in Wireless North was $3,202,000. The Company has no additional obligations to provide funding for Wireless North. The Company does not expect to realize any additional value or incur additional costs from this investment.


       The Company regularly invests cash in new telecommunications technologies and ventures and in support of its existing affiliated interests. In 2001 the Company invested $500,000 in Desktop Media, Inc., a start-up company providing voice, data and internet telecommunications services in southeastern Minnesota. The Company also invested $360,000 to support its investment in a fiber optic transport company in northwestern Minnesota. In 2000, the Company invested $700,000 in Broadband Visions, Inc., which constructed a digital "super headend" in Hutchinson, MN. The Company expects to make additional investments of this type as opportunities arise.

       Debt and Loan Commitments
       -------------------------

       As part of financing its 68% ownership interest in Alliance, the Company borrowed $6,000,000 from CoBank (St. Paul Bank for Cooperatives before its 1999 merger with CoBank). In 1998, the Company replaced the loan with a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). At December 31, 2001 the outstanding balance on this loan was $3,366,000. The interest rate on the loan varies according to the rate RTFC charges for similar loans. The interest rate was 5.25% at December 31, 2001.

       The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on a portion of Alliance's acquisition loan from CoBank have been locked for periods of one to ten years. At December 31, 2001 interest rates on the loan averaged 6.6%. The outstanding balance on this loan at December 31, 2001 was $41,532,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance invested $344,000 of cash in the bank in 1999. The Company recorded a loss of $200,000 in 1999 due to writedown of the value of this bank stock in the merger between CoBank and St. Paul Bank for Cooperatives.

       In 1995 the Company made a public offering of 8.5% convertible subordinated debentures. Value of the offering was $12,650,000. Proceeds to the Company, after underwriting, accounting and legal expenses were $11,300,000. During 1999 and 1998 the Company issued calls to retire the debentures. The 1999 calls resulted in $6,493,000 of debentures being converted into stock and $1,455,000 of debentures being purchased and retired.

       The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $2,201,000, $700,000 and $6,156,000 in 2001, 2000 and 1999, respectively. The average interest rate on outstanding RUS and RTB loans is 5.5%. At December 31, 2001 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $23,202,000.

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


       Common Stock
       ------------

       The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2001 the Company purchased and retired 109,704 shares at a cost of $1,268,000. In 2000, the Company purchased and retired 221,950 shares at a cost of $3,155,000. At December 31, 2001 286,000 shares could be repurchased under outstanding Board authorizations.

       In 1995 the underwriters of the convertible debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. Proceeds to the Company from exercises of outstanding warrants were $757,000 in 2000. Proceeds to the Company from exercises of employee stock options and employee stock purchase plan shares totaled $550,000, $382,000 and $466,000 in 2001, 2000 and 1999, respectively.


       By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

       Potential Breakup of Alliance Telecommunications Corp.
       ------------------------------------------------------

       Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc., the 20% and 12% minority shareholders of Alliance, have advised the Company that they are interested in exchanging their minority investment for a share of the assets and liabilities of Alliance. Preliminary discussions have been held regarding possible terms and effects of a breakup but to date no conclusions or agreements have been reached. The Company has not completed its analysis of the effect a breakup of Alliance would have on its financial position or results of operations.

       Acquisitions
       ------------

       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC. The purchase price was $9,124,500 of cash plus acquisition costs.

       The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers. In the past, the Company has been a member of investor groups that sought unsuccessfully to acquire rural telephone properties offered for sale by major telephone companies. The Company cannot predict if it will be successful in acquiring additional properties and does not currently have financing plans in place to pay for possible acquisitions.

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

New Accounting Standards
------------------------

       In October, 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective January 1, 2002. SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. The Company does not expect adoption of SFAS No. 144 to have a material effect on its financial statements.

       In July 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized and reported apart from goodwill. Adoption of this statement had no impact on the Company's financial position or operating results in 2001.

       In July 2001 the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective January 1, 2002. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested on a regular (at least annual) basis for impairment. Intangible assets with determinable useful lives will remain subject to amortization. At December 31, 2001 the Company had unamortized goodwill of $53,663,000. Amortization expense in 2001 was $1,813,000. Some of the unconsolidated affiliates in which the Company is invested have material amounts of intangible assets. The Company believes adoption of SFAS No. 142 could have a material positive effect on net income. However, the Company has not completed the complex valuation processes required to definitively determine its impact.

       In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The Company is currently evaluating the provisions of SFAS No. 143, but does not expect its adoption to have a material impact on its financial position or operating results.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) which was to be effective January 1, 2000 but was deferred to fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

Factors Affecting Future Performance
------------------------------------

       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, changes in laws and regulations determining access revenues and universal service fund allocations the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.


ITEM 7A. DISCLOSURES ABOUT MARKET RISK

         The Company does not use derivative financial instruments in its operations or investment portfolio. Its operations are not subject to risks associated with changes in the value of foreign currencies. Portions of the Company's long-term debt have variable interest rates based on the lenders' cost of money. The Company has investments in money market funds that earn interest at prevailing market rates. In the opinion of management, the Company does not have a material exposure to loss caused by market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                              REPORT OF MANAGEMENT

The management of Hector Communications Corporation and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's informed judgments and estimates.

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

         /s/ Curtis A. Sampson                      /s/ Charles A. Braun
       ----------------------------                 --------------------------
       Curtis A. Sampson                            Charles A. Braun
       Chairman and Chief Executive Officer         Chief Financial Officer


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen & Co., Ltd.
-------------------------------
Olsen Thielen & Co., Ltd.
February 13, 2002
St. Paul, Minnesota


                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                          ASSETS
                                                                                                          December 31
                                                                                              -----------------------------------
                                                                                                        2001                 2000
                                                                                              --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $  13,083,481        $  13,834,110
  Construction fund (Note 6)                                                                         759,934              317,837
  Accounts receivable (net of allowance for doubtful accounts of
    $396,000 and $360,000, respectively)                                                           4,736,131            5,548,622
  Materials, supplies and inventories, at average cost                                             1,249,109              825,673
  Other current assets                                                                               186,451              302,704
                                                                                              --------------       --------------
      TOTAL CURRENT ASSETS                                                                        20,015,106           20,828,946

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 5)                                                57,362,325           56,226,525

OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $10,025,000 and $8,212,000 (Note 1)                                                        53,662,750           55,475,430
  Marketable securities (Note 3)                                                                     419,004            2,895,272
  Wireless telephone investments (Note 4)                                                         14,174,179           12,509,975
  Other investments (Notes 1 and 6)                                                               12,290,004           10,527,727
  Other assets (Note 1)                                                                              327,685              214,106
                                                                                              --------------       --------------
      TOTAL OTHER ASSETS                                                                          80,873,622           81,622,510
                                                                                              --------------       --------------

TOTAL ASSETS                                                                                   $ 158,251,053        $ 158,677,981
                                                                                              ==============       ==============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 6)                                 $   6,752,100        $   6,337,200
  Accounts payable (Note 10)                                                                       2,497,804            2,664,520
  Accrued expenses                                                                                 2,409,669            2,479,779
  Income taxes payable                                                                               722,797              387,100
                                                                                              --------------       --------------
     TOTAL CURRENT LIABILITES                                                                     12,382,370           11,868,599

LONG-TERM DEBT, less current portion (Note 6)                                                     79,641,269           84,378,149

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                                              48,269               79,668

DEFERRED INCOME TAXES (Note 7)                                                                     5,975,119            6,603,310

DEFERRED COMPENSATION (Note 9)                                                                       931,529              904,071

COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                                           17,031,204           15,736,317

STOCKHOLDERS' EQUITY: (Notes 1, 6 and 8)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 220,100 and 221,300 shares issued and outstanding                          220,100              221,300
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,476,569 and 3,504,363 shares issued and outstanding                                             34,766               35,044
  Additional paid-in capital                                                                      13,212,970           12,844,776
  Retained earnings                                                                               28,702,145           24,945,512
                                                                                              --------------       --------------
                                                                                                  42,169,981           38,046,632
  Accumulated other comprehensive income (Note 3)                                                     71,312            1,061,235
                                                                                              --------------       --------------
     TOTAL STOCKHOLDERS' EQUITY                                                                   42,241,293           39,107,867
                                                                                              --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 158,251,053        $ 158,677,981
                                                                                              ==============       ==============

                                         See notes to consolidated financial
statements.

                                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                  Year Ended December 31
                                                                 --------------------------------------------------
                                                                          2001               2000              1999
                                                                 -------------      -------------     -------------
REVENUES:
  Local network                                                   $  7,149,068       $  6,650,242      $ 5,914,678
  Network access                                                    22,342,115         20,812,363        19,418,961
  Nonregulated activities                                            6,986,588          6,374,086         4,999,599
  Cable television revenues                                          4,155,141          3,953,411         3,784,078
                                                                 -------------      -------------     -------------
    TOTAL REVENUES                                                  40,632,912         37,790,102        34,117,316

COSTS AND EXPENSES:
  Plant operations                                                   5,355,950          4,810,801         4,086,923
  Depreciation and amortization                                     11,316,774         10,176,284         8,547,619
  Customer operations                                                2,436,046          2,115,634         2,113,613
  General and administrative                                         4,872,549          4,575,684         3,768,413
  Other operating expenses                                           6,130,577          5,120,843         4,546,512
                                                                 -------------      -------------     -------------
    TOTAL COSTS AND EXPENSES                                        30,111,896         26,799,246        23,063,080
                                                                 -------------      -------------     -------------
OPERATING INCOME                                                    10,521,016         10,990,856        11,054,236

OTHER INCOME (EXPENSES):
  Interest expense                                                  (5,302,058)        (5,954,603)       (6,582,536)
  Income (loss) from investments in unconsolidated
    affiliates (Note 4)                                              2,140,230            610,846          (335,537)
  Interest and dividend income                                         672,584          1,250,748         1,116,098
  Gain on sale of marketable securities (Note 3)                     3,659,055          1,622,226        13,203,062
                                                                 -------------      -------------     -------------
    OTHER INCOME (EXPENSES), net                                     1,169,811         (2,470,783)        7,401,087
                                                                 -------------      -------------     -------------

INCOME BEFORE INCOME TAXES                                          11,690,827          8,520,073        18,455,323

INCOME TAX EXPENSE (Note 7)                                          5,321,000          4,207,000         7,513,000
                                                                 -------------      -------------     -------------

INCOME BEFORE MINORITY INTEREST                                      6,369,827          4,313,073        10,942,323

MINORITY INTEREST IN EARNINGS OF
  ALLIANCE TELECOMMUNICATIONS CORPORATION                            1,753,673          1,003,650         3,463,142
                                                                 -------------      -------------     -------------

NET INCOME                                                           4,616,154          3,309,423         7,479,181
                                                                 -------------      -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized holding gains (losses) on marketable securities         1,199,251         (3,903,896)       20,784,075
  Reclassification adjustment for gains included in net income      (3,659,055)        (1,622,226)      (13,203,062)
                                                                 -------------      -------------     -------------
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE
  INCOME TAXES                                                      (2,459,804)        (5,526,122)        7,581,013
                                                                 -------------      -------------     -------------
Income tax expense (benefit) related to unrealized
  holding gains and losses on marketable securities                    492,948         (1,539,833)        8,450,555
Income tax benefit related to reclassification adjustment for
  gains included in net income                                      (1,504,043)          (639,862)       (5,368,207)
                                                                 -------------      -------------     -------------
Income tax expense (benefit) related to items of other
  comprehensive income (loss)                                       (1,011,095)        (2,179,695)        3,082,348
Minority interest in other comprehensive income (loss) of
  Alliance Telecommunications Corporation                             (458,786)        (1,081,180)        1,559,887
                                                                 -------------      -------------     -------------
Other Comprehensive Income (Loss)                                     (989,923)        (2,265,247)        2,938,778
                                                                 -------------      -------------     -------------

COMPREHENSIVE INCOME                                              $  3,626,231       $  1,044,176      $ 10,417,959
                                                                 =============      =============     =============

BASIC NET INCOME PER COMMON SHARE (Note 1)                        $       1.33       $        .93      $       2.42
                                                                 =============      =============     =============
DILUTED NET INCOME PER COMMON SHARE (Note 1)                      $       1.23       $        .86      $       1.96
                                                                 =============      =============     =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 8):
  Common shares only                                                 3,465,000          3,544,000         3,095,000
  Common and potential common shares                                 3,762,000          3,851,000         3,945,000

                                   See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                        Additional                      Other
                                   Preferred Stock       Common Stock      Paid-in     Retained  Comprehensive
                                   Shares    Amount     Shares  Amount     Capital     Earnings        Income       Total
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 1998      342,800  $342,800  2,661,062 $26,611 $ 6,326,441  $15,636,764   $  387,705  $22,720,321
Net income                                                                            7,479,181                 7,479,181
Issuance of common stock under
 Employee Stock Purchase Plan                           14,890     149     104,267                                104,416
Issuance of common stock under
 Employee Stock Option Plan                             43,675     437     361,475                                361,912
Issuance of common stock in
 exchange for preferred stock    (113,500) (113,500)   113,500   1,135     112,365                                      0
Issuance of common stock from
 exercise of outstanding warrants                        8,742      87         (87)                                     0
Conversion of convertible
 debenturex into common stock                          730,438   7,304   6,350,007                              6,357,311
Issuance of common stock to ESOP                         2,405      24      19,976                                 20,000
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                    2,938,777    2,938,777
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 1999      229,300   229,300  3,574,712  35,747  13,274,444   23,115,945    3,326,482   39,981,918
Net income                                                                            3,309,423                 3,309,423
Issuance of common stock under
 Employee Stock Purchase Plan                           10,742     108     115,167                                115,275
Issuance of common stock under
 Employee Stock Option Plan                             37,620     376     266,813                                267,189
Issuance of common stock in
 exchange for preferred stock      (8,000)   (8,000)     8,000      80       7,920                                      0
Issuance of common stock from
 exercise of outstanding warrants                       88,311     883     756,417                                757,300
Issuance of common stock to ESOP                         6,928      69      96,923                                 96,992
Purchase and retirement of
 common stock                                         (221,950) (2,219) (1,672,908)  (1,479,856)               (3,154,983)
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                   (2,265,247)  (2,265,247)
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2000      221,300   221,300  3,504,363  35,044  12,844,776   24,945,512    1,061,235   39,107,867
Net income                                                                            4,616,154                 4,616,154
Issuance of common stock under
 Employee Stock Purchase Plan                           11,626     116     136,998                                137,114
Issuance of common stock under
 Employee Stock Option Plan                             52,375     524     412,351                                412,875
Issuance of common stock in
 exchange for preferred stock      (1,200)   (1,200)     1,200      12       1,188                                      0
Issuance of common stock to ESOP                        16,709     167     225,026                                225,193
Purchase and retirement of
 common stock                                         (109,704) (1,097)   (407,369)    (859,521)               (1,267,987)
Change in unrealized gains on
 marketable securities, net of
 deferred taxes                                                                                     (989,923)    (989,923)
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2001      220,100  $220,100  3,476,569 $34,766 $13,212,970  $28,702,145  $    71,312  $42,241,293
                                  =======  ========  ========= ======= ===========  ===========   ==========  ===========

                                          See notes to consolidated financial
statements.


                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31
                                                                                 ---------------------------------------------------
                                                                                         2001               2000               1999
                                                                                 -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     $  4,616,154       $  3,309,423       $  7,479,181
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                11,318,010         10,177,520          8,663,181
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                                 1,753,673          1,003,650          3,463,142
      Gain on sales of marketable securities                                       (3,659,055)        (1,622,226)       (13,203,062)
      (Income) loss from unconsolidated affiliates                                 (2,140,230)          (610,846)           335,537
      Proceeds from wireless cellular investments                                     901,295            716,653            709,668
      Noncash patronage refunds                                                      (270,793)            (8,780)           (12,569)
      Noncash investment income                                                       (48,325)
      Changes in assets and liabilities net of effects from
        the purchase of Hager Telecom, Inc.:
        Decrease (increase) in accounts receivable                                    812,491           (566,951)          (727,508)
        Increase in materials, supplies and inventories                              (423,436)          (172,847)           (88,146)
        Decrease in other current assets                                              116,253            111,795              8,702
        Increase (decrease) in accounts payable                                      (166,716)           (62,254)             7,981
        Increase in accrued expenses                                                  155,083            121,137            477,147
        Increase (decrease) in income taxes payable                                   335,697         (3,426,965)         1,942,370
        Decrease in deferred investment tax credits                                   (31,399)           (60,718)          (112,215)
        Increase (decrease) in deferred income taxes                                  382,904           (934,383)        (2,157,467)
        Increase (decrease) in deferred compensation                                   27,458              6,958            (93,042)
                                                                                 -------------      -------------      -------------
          Net cash provided by operating activities                                13,679,064          7,981,166          6,692,900

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                      (10,618,722)        (9,446,190)        (7,541,926)
  Sales of marketable securities                                                    3,675,519          5,420,957         18,920,352
  Purchases of marketable securities                                                                                     (1,768,648)
  Investments in wireless telephone                                                (1,128,606)          (183,276)        (1,031,587)
  Proceeds from wireless PCS investments                                                                 408,846
  Decrease (increase) in construction fund                                           (442,097)             8,169            (83,113)
  Purchases of other investments                                                   (1,226,643)        (2,393,458)        (1,052,230)
  Proceeds from other investments                                                     486,821            205,584            463,734
  Decrease in excess of cost over net assets acquired                                                                        15,170
  Decrease (increase) in other assets                                                (135,987)           109,954            (52,109)
  Payments for purchase of Hager Telecom, Inc., net of cash acquired                                  (8,532,392)
                                                                                 -------------      -------------      -------------
         Net cash (used in) provided by investing activities                       (9,389,715)       (14,401,806)         7,869,643

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                                    (6,523,180)        (5,485,803)        (8,815,220)
  Proceeds from issuance of notes payable and long-term debt                        2,201,200            700,000          6,156,087
  Issuance of common stock                                                            549,989          1,139,764            466,328
  Purchase of stock                                                                (1,267,987)        (3,154,983)
                                                                                 -------------      -------------      -------------
         Net cash used in financing activities                                     (5,039,978)        (6,801,022)        (2,192,805)
                                                                                 -------------      -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (750,629)       (13,221,662)        12,369,738

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     13,834,110         27,055,772         14,686,034
                                                                                 -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 13,083,481       $ 13,834,110       $ 27,055,772
                                                                                 =============      =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                  $  5,710,494       $  6,189,304       $  6,700,250
  Income taxes paid                                                                 4,650,094          8,639,597          7,840,312

                                         See notes to consolidated financial
statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates six local exchange telephone companies, two cable television companies, an engineering company, and a credit card communications company. At December 31, 2001, the Company's wholly and majority owned subsidiaries provided telephone service to 38,879 access lines in 37 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its cable television operations provided cable television services to 13,828 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $9,482,923, $8,415,178 and $6,942,357 for 2001, 2000 and 1999, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

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

Other assets: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses was $1,812,679, $1,739,225 and $1,583,380 in 2001, 2000 and 1999,
respectively.

In 1999 the Company amortized debenture issue costs incurred in completing its February, 1995 public offering of convertible subordinated debentures. The debenture issue costs were amortized over the expected life of the debentures (Note 6). Amortization cost included in interest expense was $115,562 in 1999. When the debentures were converted into common stock in 1999, the remaining issue costs of $256,151 were charged to capital. None of the convertible debentures remain outstanding.

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

Other assets are cable television franchises owned by the Company and other deferred charges. Amortization included in expenses was $21,172, $21,881 and $21,882 for 2001, 2000 and 1999, respectively.

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt. Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt (including the current portion) was $84,392,000 and $88,867,000 at December 31, 2001 and 2000, respectively.
Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

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

Statement of cash flows: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents. During 1999 the Company issued calls to retire outstanding convertible debentures. As a result of these calls, $6,493,000 of debentures were converted into common stock in noncash transactions.

New accounting principles: In October 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective January 1, 2002. SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. The Company does not expect adoption of SFAS No. 144 to have a material effect on its financial statements.

     In July 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized and reported apart from goodwill. Adoption of this statement had no impact on the Company's financial position or operating results in 2001.

     In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective January 1, 2002. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested on a regular (at least annual) basis for impairment. Intangible assets with determinable useful lives will remain subject to amortization. At December 31, 2001 the Company had unamortized goodwill of $53,663,000. Amortization expense in 2001 was $1,813,000. Some of the unconsolidated affiliates in which the Company is invested have material amounts of intangible assets. The Company believes adoption of SFAS No. 142 could have a material positive effect on net income. However, the Company has not completed the complex valuation processes required to definitively determine its impact.

     In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The Company is currently evaluating the provisions of SFAS No. 143, but does not expect its adoption to have a material impact on its financial position or operating results.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) which was to be effective January 1, 2000 but was deferred to fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

Basis of presentation: Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - ACQUISITIONS.
----------------------

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings, LLC. The purchase price was $9,124,500 of cash plus acquisition costs. The acquisition is being accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $5,810,000, which is being amortized on a straight-line basis over 25 years. The operations of Hager, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

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
                                                                  ==============

NOTE 3 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 2001 and December 31, 2000. The cost and fair values of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                            --------------    -------------     -------------    -------------
December 31, 2001                          $       260,980   $      172,159    $     (14,135)   $      419,004
December 31, 2000                          $       277,444   $    2,630,212    $     (12,384)   $    2,895,272

Net unrealized gains on marketable securities, net of related deferred taxes and minority interest, are included in stockholders' equity as accumulated other comprehensive income at December 31, 2001 and 2000 as follows:

                                                  Net            Deferred                          Accumulated
                                              Unrealized          Income          Minority        Comprehensive
                                                 Gains             Taxes          Interest           Income
                                            --------------    -------------     -------------    -------------
December 31, 2001                          $       158,024   $     (66,791)    $     (19,921)   $       71,312
December 31, 2000                          $     2,617,828   $  (1,077,886)    $    (478,707)   $    1,061,235

These amounts have no cash effect and are not included in the statement of cash flows.

Gross proceeds from sales of available-for-sale securities were $3,676,000, $5,421,000 and $18,920,000 in 2001, 2000 and 1999 respectively. Gross realized gains on sales of these securities were $3,659,000, $1,622,000 and $13,203,000 in 2001, 2000 and 1999, respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.


NOTE 4 - WIRELESS TELEPHONE INVESTMENTS
---------------------------------------

Investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. At December 31, 2001 the Company owned 10.4% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. Income from this investment, net of associated amortization expense, was $1,475,000, $1,248,000 and $1,481,000 in 2001, 2000
and 1999, respectively. Cash distributions received from Midwest Wireless were $901,000, $717,000 and $710,000 in 2001, 2000 and 1999, respectively. The excess of cost over the Company's share of equity in Midwest Wireless at the time of acquisition, net of amortization reserves, was $8,046,000 and $8,299,000 at December 31, 2001 and 2000, respectively. Excess cost is being amortized on the straight-line method over periods ranging from twenty-five to forty years. Amortization expense was $253,000, $249,000 and $183,000 in 2001, 2000 and 1999,
respectively. At December 31, 2001, the Company's cumulative share of income from Midwest Wireless was $8,279,000, of which $4,700,000 was undistributed.

The Company owns 10.4% of Wireless North, which provides personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North has secured FCC licenses to provide PCS services in 13 basic trading areas in these states, encompassing 110,000 square miles and a population of 2.4 million. Wireless North was unsuccessful and is being liquidated. Its licenses and systems are being sold to other operators. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees made on Wireless North's debt. Cash investments in Wireless North by the Company totaled $3,202,000. The Company has no obligation to provide additional funding for Wireless North. The Company suspended use of the equity method of accounting when its recorded losses equaled the total of its cash investments. As a result the Company has unrecorded losses of $2,500,000 on its investment. The Company does not expect to realize any additional value from this investment.

Summarized audited financial information for Midwest Wireless for 2001, 2000 and 1999 is as follows:

                                         Year Ended December 31
                                    2001            2000             1999
                             -------------   -------------    -------------
Current assets               $  17,572,431   $  14,363,696    $  10,152,590
Noncurrent assets              285,452,749     250,179,199       63,760,822
Current liabilities             48,394,693      25,397,983       10,136,761
Noncurrent liabilities         130,528,309     124,525,414       29,491,724
Minority interest                6,913,996       5,844,777        4,847,057
Members' equity                117,188,182     108,774,721       29,437,870
Revenues                       132,989,226     104,192,081       58,002,457
Expenses                       116,400,866      89,895,010       44,181,214
Net income                      16,588,360      14,297,071       13,821,243


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                          December 31
                                  Estimated     --------------------------------
                                 useful life              2001            2000
                                 -----------    ---------------  ---------------
  Land                                            $     632,585    $     630,750
  Buildings                       5-40 years          6,449,591        6,314,045
  Machinery and equipment         3-15 years          3,619,690        2,754,648
  Furniture and fixtures          5-10 years          2,310,545        2,208,319
  Telephone plant                 5-33 years         82,436,569       74,408,575
  Cable television plant         10-15 years         10,343,032        9,436,721
  Construction in progress                            1,433,388        1,558,474
                                                ---------------  ---------------
                                                    107,225,400       97,311,532
  Less accumulated depreciation                      49,863,075       41,085,007
                                                ---------------  ---------------
                                                  $  57,362,325    $  56,226,525
                                                ===============  ===============

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

                                                                             December 31
                                                                  --------------------------------
                                                                          2001              2000
                                                                  --------------    --------------
Notes payable to CoBank, payable by Alliance
 Telecommunications Corporation in monthly installments,
 average interest rate of 6.6%, due 2002 to 2011                   $  41,531,600     $  44,902,300
Rural Utilities Service ("RUS") and Rural Telephone
 Bank ("RTB") mortgage notes, payable by telephone company
 subsidiaries in monthly and quarterly installments,
 average rate of 5.5%, due 2002 to 2028                               39,808,528        40,129,684
Notes payable to Rural Telephone Finance Cooperative
  in quarterly installments, interest rate of 5.25%, due 2013          3,365,634         3,560,905
Notes payable to former owners of Felton Telephone
  Company, payable by a subsidiary of Alliance Tele-
  communications Corporation in monthly installments,
  interest rate of 8.25%, due 2005                                     1,687,607         2,122,460
                                                                  --------------    --------------
                                                                      86,393,369        90,715,349
Less current portion                                                   6,752,100         6,337,200
                                                                  --------------    --------------
                                                                   $  79,641,269     $  84,378,149
                                                                  ==============    ==============

       In 1996, the Company's 68% owned subsidiary, Alliance Telecommunications Corporation negotiated a term loan agreement with the St. Paul Bank for Cooperatives ("St. Paul Bank") to provide financing for the acquisition of Ollig Utilities Company. As a condition to receiving the loans, Alliance purchased stock in the bank. In 1999, St. Paul Bank merged with CoBank. As part of the merger, Alliance's St. Paul Bank stock was revalued. Alliance recorded a loss of $199,995 in 1999 due to this revaluation. At December 31, 2001, Alliance's investment in CoBank stock was $3,516,000.

       CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refunds accrued were $325,000 and $231,000 in 2001 and 2000, respectively. Approximately 30% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund was shown in the Company's operating statement as a reduction of interest expense. No patronage refund was accrued for 1999. The Company cannot predict what patronage refunds might be in future years.

       Alliance's loan from CoBank is secured by a pledge of substantially all the assets of Alliance and its subsidiaries. The loan covenants also restrict Alliance's ability to pay dividends to its shareholders. Interest rates on the loan are fixed for periods ranging from one to ten years at rates averaging approximately 6.6%. Principal payments began in January 1997 and will continue until March 2011.

       The Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) are the Company's primary sources of long-term financing for additions to telephone plant and equipment. The RUS has made long-term, low-interest loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS is authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans. At December 31, 2001, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $23,202,000 to finance specific construction activities in future years.

       Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. In addition, the amount of dividends on common stock that may be paid by the LEC subsidiaries to the Company is limited by certain financial covenants set forth in the mortgages. At December 31, 2001, $4,838,000 of retained earnings of these subsidiaries was available for dividend payments to HCC.

         The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2002 are $2,993,000 and $9,300,000, respectively. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

       The Company has a term loan and a $5,000,000 revolving line of credit from Rural Telephone Financing Cooperative ("RTFC"). The interest rate on the term loan varies according to the rate charged by the Lender for similar loans (5.25% at December 31, 2001). Interest on borrowings against the credit line is at the bank's prime rate plus 1.5%. Both the credit line and the term loan are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

       In February 1995 the Company completed a public offering of 8.5% convertible subordinated debentures. During 1999 the Company issued calls to retire the debentures, which resulted in $6,493,000 of debentures being converted into stock and $1,455,000 of debentures being purchased and retired.

       The annual requirements for principal payments on notes payable and long-term debt are as follows:

                    2002               $    6,752,100
                    2003                    7,178,500
                    2004                    7,633,000
                    2005                    7,648,200
                    2006                    7,969,100

NOTE 7 - INCOME TAXES

       Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses (benefits) consist of the following:
                                               Year Ended December 31
                                     -----------------------------------------
                                            2001           2000          1999
                                     ------------   ------------  ------------
Currently payable taxes:
     Federal                         $  4,002,000   $  4,053,000  $  8,120,000
     State                                967,000      1,149,000     1,662,000
                                     ------------   ------------  ------------
                                        4,969,000      5,202,000     9,782,000

Deferred income taxes (benefit)           383,000       (934,000)   (2,157,000)
Deferred investment tax credits           (31,000)       (61,000)     (112,000)
                                     ------------   ------------  ------------
                                     $  5,321,000   $  4,207,000  $  7,513,000
                                     ============   ============  ============

     Deferred tax assets and (liabilities) as of December 31 related to the following:

                                            2001           2000
                                     ------------   ------------
Accelerated depreciation             $ (5,256,119)  $ (6,101,310)
Alternative minimum tax credits                           56,000
Marketable securities                    (109,000)    (1,120,000)
Partnership and LLC investments        (1,623,000)      (393,000)
Deferred compensation                     377,000        365,000
Other                                     636,000        589,000
                                     ------------   ------------
                                     $ (5,975,119)  $ (6,603,310)
                                     ============   ============

       The provision for income taxes varied from the federal statutory tax rate as follows:

                                                  Year Ended December 31
                                               ----------------------------
                                                   2001      2000      1999
                                               --------  --------  --------
Tax at U.S. statutory rate                        35.0%     35.0%     35.0%
Surtax exemption                                   (.9)     (1.0)        -
State income taxes, net of federal benefit         5.5       8.0       3.8
Excess of cost over net assets acquired            5.3       7.0       3.0
Investment tax credits                             (.3)      (.7)      (.6)
Other                                               .9       1.1       (.5)
                                               --------  --------  --------
Effective tax rate                                45.5%     49.4%     40.7%
                                               ========  ========  ========

NOTE 8 - STOCKHOLDERS' EQUITY

       Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

       Common shares are reserved for issuance in connection with stock option plans under which 800,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 2,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2001 195,875 shares remained available to be issued under the plans.

       Changes in outstanding employee and director stock options during the three years ended December 31, 2001 are as follows:

                                                                       Average
                                                      Number of  exercise price
                                                         shares      per share
                                                    ------------  -------------
Outstanding at December 31, 1998                        266,025   $       8.55
                  Granted                                91,400           8.80
                  Exercised                             (43,675)          7.93
                  Canceled                               (6,100)          8.44
                                                    ------------  -------------
Outstanding at December 31, 1999                        307,650           8.72
                  Granted                                96,100          12.22
                  Exercised                             (46,575)          7.28
                  Canceled                               (8,100)         10.53
                                                    ------------  -------------
Outstanding at December 31, 2000                        349,075           9.83
                  Granted                               105,550          10.28
                  Exercised                             (64,800)          7.79
                  Canceled                                 (750)         10.84
                                                    ------------  -------------
Outstanding at December 31, 2001                        389,075   $      10.29
                                                    ============  =============

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2001, 297,892 stock options are currently exercisable at an average price of $10.14 per share. The following table summarizes the status of stock options outstanding at December 31, 2001:
                                           Weighted Average             Weighted
                                                  Remaining              Average
Range of Exercise Prices        Shares          Option Life       Exercise Price
------------------------     ---------        -------------       --------------
$  6.50 to $  8.50             111,700            1.6 years           $     8.11
$  8.51 to $ 10.93             104,000            4.3 years                10.02
$ 10.94 to $ 13.20             173,375            3.3 years                11.85

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 11,626, 10,742 and 14,890 for the plan years ended August 31, 2001, 2000 and 1999, respectively. At December 31, 2001 employees had subscribed to purchase an additional 6,700 shares in the current plan cycle ending August 31, 2002.

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

                                               Year Ended December 31
                                    -------------------------------------------
                                           2001            2000            1999
                                    ------------    ------------    ------------
Net income                          $  4,267,766    $  2,958,163    $  7,211,118
Basic net income per share          $       1.23    $        .83    $       2.33
Diluted net income per share        $       1.13    $        .77    $       1.90

       The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:

                                               Year Ended December 31
                                    -------------------------------------------
                                           2001            2000            1999
                                    ------------    ------------    ------------
Expected volatility                        29.3%           29.6%           28.2%
Risk free interest rate                     4.7%            6.5%            5.3%
Expected holding period - employees      4 years         4 years         4 years
Expected holding period - directors      7 years         7 years         7 years
Dividend yield                                0%              0%              0%

       Pro forma stock-based compensation cost was $348,388, $351,260 and $268,063 in 2001, 2000 and 1999, respectively. Fair value of all options issued was $358,950, $443,534 and $286,529 in 2001, 2000 and 1999, respectively.

     The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2001, the Company purchased and retired 109,704 shares at a cost of $1,268,000. In 2000, the Company purchased and retired 221,950 shares at a cost of $3,155,000. At December 31, 2001 286,000 shares could be repurchased under outstanding Board authorizations.

       In 1995 the Company issued $12,650,000 (par value) of convertible subordinated debentures. The debentures were convertible into common stock of the Company at a rate of 112.5 common shares per $1,000 par value debenture. During 1999 the Company issued calls retiring the debentures; $6,493,000 of debentures being converted into common stock and $1,455,000 of debentures being retired for cash. The underwriters of the debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. 88,311 shares and 8,742 shares were issued upon exercise of warrants in 2000 and 1999, respectively. At December 31, 2001, no warrants remain outstanding.

       Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $133,200, $100,000 and $97,000 for 2001, 2000 and 1999, respectively. At December 31, 2001, the ESOP held 77,693 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

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

NOTE 9 - EMPLOYEE BENEFIT PLANS

       The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 2001, 2000 and 1999 were approximately $203,000, $172,000 and $152,000, respectively.

       Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 2001, 2000 and 1999 were $247,000, $220,000 and $224,000, respectively.

Alliance has a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company's expense under the plan was $121,000 and $100,000 in 2001 and 2000, respectively. The Company incurred no expense under this agreement in 1999. Payments made under the agreement were $93,000 in each of the last three years.

NOTE 10 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $286,000, $314,000 and $270,000 in 2001, 2000 and 1999, respectively.

Employees of the Company also participated in a joint self-funded medical insurance program with employees of CSI through August, 1999. Costs paid by the Company into this program were $429,000 in 1999.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $152,000 and $172,000 at December 31, 2001 and 2000, respectively.

NOTE 11 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:

                                                    Hector          Alliance       Consolidated
                                             ---------------    --------------   ---------------
Year Ended December 31, 2001
Revenues                                    $      9,807,109   $    30,825,803   $    40,632,912
Costs and expenses                                 8,167,467        21,944,429        30,111,896
                                             ---------------    --------------    --------------
Operating income                                   1,639,642         8,881,374        10,521,016
Interest expense                                    (903,875)       (4,398,183)       (5,302,058)
Income from unconsolidated affiliates                561,289         1,578,941         2,140,230
Interest and dividend income                         263,542           409,042           672,584
Gain on sale of marketable securities                                3,659,055         3,659,055
                                             ---------------    --------------    --------------
Income before income taxes                  $      1,560,598   $    10,130,229   $    11,690,827
                                             ===============    ==============    ==============

Depreciation and amortization               $      3,178,259   $     8,138,515   $    11,316,774
                                             ===============    ==============    ==============

Total assets                                $     31,030,867   $   127,220,186   $   158,251,053
                                             ===============    ==============    ==============

Capital expenditures                        $      3,984,562   $     6,634,160   $    10,618,722
                                             ===============    ==============    ==============

Year Ended December 31, 2000
Revenues                                    $      9,679,527   $    28,110,575   $    37,790,102
Costs and expenses                                 7,583,148        19,216,098        26,799,246
                                             ---------------    --------------    --------------
Operating income                                   2,096,379         8,894,477        10,990,856
Interest expense                                    (952,574)       (5,002,029)       (5,954,603)
Income (loss) from unconsolidated
  affiliates                                         611,321              (475)          610,846
Interest and dividend income                         375,541           875,207         1,250,748
Gain on sale of marketable securities                                1,622,226         1,622,226
                                             ---------------    --------------    --------------
Income before income taxes                  $      2,130,667   $     6,389,406   $     8,520,073
                                             ===============    ==============    ==============

Depreciation and amortization               $      2,821,781   $     7,354,503   $    10,176,284
                                             ===============    ==============    ==============

Total assets                                $     30,116,889   $   128,561,092   $   158,677,981
                                             ===============    ==============    ==============

Capital expenditures                        $      3,111,108   $     6,335,082   $     9,446,190
                                             ===============    ==============    ==============

Year Ended December 31, 1999
Revenues                                    $      8,794,489   $    25,322,827   $    34,117,316
Costs and expenses                                 7,159,071        15,904,009        23,063,080
                                             ---------------    --------------    --------------
Operating income                                   1,635,418         9,418,818        11,054,236
Interest expense                                  (1,279,386)       (5,303,150)       (6,582,536)
Loss from unconsolidated affiliates                 (259,588)          (75,949)         (335,537)
Interest and dividend income                         198,559           917,539         1,116,098
Gain on sale of marketable securities                               13,203,062        13,203,062
                                             ---------------    --------------    --------------
Income before income taxes                  $        295,003   $    18,160,320   $    18,455,323
                                             ===============    ==============    ==============

Depreciation and amortization               $      2,616,879   $     5,930,740   $     8,547,619
                                             ===============    ==============    ==============

Total assets                                $     29,141,485   $   137,655,202   $   166,796,687
                                             ===============    ==============    ==============

Capital expenditures                        $      2,901,944   $     4,639,982   $     7,541,926
                                             ===============    ==============    ==============

(b)  SUPPLEMENTAL FINANCIAL INFORMATION

                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)


                                                 Quarter Ended
                                 -----------------------------------------------
                                  March 31     June 30     Sept 30       Dec 31
--------------------------------------------------------------------------------
                           2001
Revenues                          $  9,885    $ 10,246    $ 10,386      $ 10,116
Operating income                     2,640       2,389       3,029         2,463
Net income                             694       1,137       1,969           816
Basic net income per share        $    .20    $    .33    $    .57      $    .24
Diluted net income per share      $    .19    $    .30    $    .52      $    .21



                           2000
Revenues                          $  8,488    $  9,343    $  9,758      $ 10,201
Operating income                     2,197       2,773       3,178         2,842
Net income                           1,205         851       1,027           227
Basic net income per share        $    .33    $    .24    $    .29      $    .06
Diluted net income per share      $    .30    $    .22    $    .27      $    .06



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 16, 2002 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(c) herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 16, 2002 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 16, 2002 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 16, 2002 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  (1)  Consolidated Financial Statements

     The following Consolidated Financial Statements of Hector Communications Corporation and subsidiaries appear at pages 26 to 42 herein:

     Independent Auditors' Report for the years ended December 31, 2001, 2000 and 1999

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedule                                Page Herein
         ----------------------------                                -----------

     The following financial statement schedule is being filed as part of this Form 10-K Report:

     Independent Auditors' Report on financial statement schedule
     for the years ended December 31, 2001, 2000 and 1999                    44

     Schedule I - Condensed Financial Information of Registrant           44-47

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to
     the provisions of Regulation S-X, Article 3-09.                      48-62

(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index which appears on page 64 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2001

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 29, 2002                   /s/ Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

Signature                  Title                                  Date

/s/Curtis A. Sampson       Chairman of the Board of Directors,    March 29, 2002
--------------------       Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren       President, Chief Operating Officer,    March 29, 2002
--------------------       and Director
Steven H. Sjogren

/s/Paul N. Hanson          Vice President, Treasurer and          March 29, 2002
--------------------       Directo
Paul N. Hanson

/s/Charles A. Braun        Chief Financial Officer and            March 29, 2002
--------------------       Principal Accounting Officer
Charles A. Braun

/s/Robert L. Hammond, Jr.  Director                               March 29, 2002
--------------------
Robert L. Hammond, Jr.

/s/James O. Ericson        Director                               March 29, 2002
--------------------
James O. Ericson

/s/Paul A. Hoff            Director                               March 29, 2002
--------------------
Paul A. Hoff

/s/Wayne E. Sampson        Director                               March 29, 2002
--------------------
Wayne E. Sampson

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

                          YEAR ENDED DECEMBER 31, 2001






                          FINANCIAL STATEMENT SCHEDULE



--------------------------------------------------------------------------------

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 13, 2002, included the related financial statement schedule as listed in item 14(a)2. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements, presents fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 13, 2002




                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                                           December 31
                                                 ------------------------------
                                                        2001              2000
                                                 ------------      ------------
Assets:
  Cash                                           $    154,401      $     12,083
  Investment in subsidiaries                       43,829,268        40,060,671
  Other current assets                                544,217           551,992
  Property, plant and equipment, net                  667,195           658,366
  Accounts with subsidiaries                          398,828         1,474,677
  Other investments                                   830,742           846,153
                                                 ------------      ------------
Total Assets                                     $ 46,424,651      $ 43,603,942
                                                 ============      ============

Liabilities and Stockholders' Equity:
  Accounts payable                               $    106,187      $    188,880
  Other current liabilities                           711,537           746,290
  Current portion of long-term debt                   209,000           195,000
  Long-term debt                                    3,156,634         3,365,905
  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
      3,000,000 shares authorized:
      Convertible Series A, 220,100 and 229,300
        shares issued and outstanding                 220,100           221,300
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,476,569 and
      3,504,363 shares issued and outstanding          34,766            35,044
    Additional paid-in capital                     13,212,970        12,844,776
    Retained earnings                              28,702,145        24,945,512
    Accumulated other comprehensive income             71,312         1,061,235
                                                 ------------      ------------
Total Liabilities and Stockholders' Equity       $ 46,424,651      $ 43,603,942
                                                 ============      ============


                                HECTOR COMMUNICATIONS CORPORATION
                   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
                      --------------------------------------------------

                         STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                             Year Ended December 31
                                                 ------------------------------------------------
                                                       2001              2000               1999
                                                 -----------       -----------       ------------
Revenues:
  Sales                                          $   181,623       $   109,326       $    303,779

Expenses:
  Operating expenses                                 140,331           215,104            116,466
  Amortization of goodwill                            34,721            34,721             34,721
  Interest expense, net                              204,236           284,942            719,739
  Income tax benefit                                 (33,999)         (122,816)          (170,504)
                                                 -----------       -----------       ------------
    Total expenses                                   345,289           411,951            700,422

Income (loss) before equity in earnings of
  subsidiaries                                      (163,666)         (302,625)          (396,643)

Equity in earnings of subsidiaries                 4,779,820         3,612,048          7,875,824
                                                 -----------       -----------       ------------
Net income                                         4,616,154         3,309,423          7,479,181

Other comprehensive income (loss):
  Unrealized holding gains (losses) of
    subsidiaries on marketable securities          1,199,251        (3,903,896)        20,784,075
  Reclassification adjustment for gains of
    subsidiaries included in net income           (3,659,055)       (1,622,226)       (13,203,062)
                                                 -----------       -----------       ------------
Other comprehensive income (loss) before
  income taxes                                    (2,459,804)       (5,526,122)         7,581,013
                                                 -----------       -----------       ------------
Income tax expense related to unrealized
   holding gains (losses) of subsidiaries
   on marketable securities                          492,948        (1,539,833)         8,450,555
Income tax benefit related to
  reclassification adjustment for gains of
  subsidiaries included in net income             (1,504,043)         (639,862)        (5,368,207)
                                                 -----------       -----------       ------------
Income tax expense (benefit) related to
  items of other comprehensive incom              (1,011,095)       (2,179,695)         3,082,348
Minority interest in other comprehensive
  income (loss) of subsidiaries                     (458,786)       (1,081,180)         1,559,887
                                                 -----------       -----------       ------------

Other comprehensive income (loss)                   (989,923)       (2,265,247)         2,938,778
                                                 -----------       -----------       ------------
Comprehensive income                             $ 3,626,231       $ 1,044,176       $ 10,417,959
                                                 ===========       ===========       ============


                                   HECTOR COMMUNICATIONS CORPORATION
                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
                           --------------------------------------------------

                                        STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31
                                                        ------------------------------------------------
                                                              2001              2000               1999
                                                        -----------       -----------        -----------
Cash flows from operating activities:
 Net income                                             $ 4,616,154       $ 3,309,423        $ 7,479,181
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss (income) from other investments                        448            (3,141)
    Noncash patronage refund                                 (8,326)           (8,780)           (12,569)
    Equity in earnings of subsidiaries                   (4,779,820)       (3,612,048)        (7,875,824)
    Dividends from subsidiaries
    Depreciation and amortization                           108,135            90,661            190,151
    Changes in assets and liabilities:
     Decrease (increase) in other current assets             16,721          (101,478)          (310,195)
     Decrease in accounts with subsidiaries               1,075,849           682,711          3,651,869
     Increase (decrease) in cash overdraft                                    (29,931)            29,931
     Decrease in accounts payable                           (82,693)          (68,907)          (129,455)
     Increase in other current liabilities                  190,440           412,694            213,616
                                                        -----------       -----------        -----------
 Net cash provided by operating activities                1,136,908           671,204          3,236,705

Cash flows from investing activities:
  Purchases of property, plant and equipment                (82,243)         (621,758)           (44,214)
  Cash investments in affiliates                                                                 (18,600)
  Purchases of other investments                                             (350,000)
  Cash proceeds from other investments                          922                                2,897
  Decrease (increase) in other assets                                          25,000            (25,000)
                                                        -----------       -----------        -----------
 Net cash used in investing activities                      (81,321)         (946,758)           (84,917)

Cash flows from financing activities:
  Repayment of long-term debt                              (195,271)         (182,807)        (3,626,140)
  Issuance of common stock                                  549,989         1,139,764            466,328
  Purchase of stock                                      (1,267,987)       (3,154,983)
  Investment by affiliate in parent company stock                           2,485,663
                                                        -----------       -----------        -----------
 Net cash provided by (used in) financing activities       (913,269)          287,637         (3,159,812)
                                                        -----------       -----------        -----------

Net increase (decrease) in cash and cash equivalents        142,318            12,083             (8,024)

Beginning cash and cash equivalents                          12,083                 -              8,024
                                                        -----------       -----------        -----------
Ending cash and cash equivalents                        $   154,401       $    12,083        $        -
                                                        ===========       ===========        ===========


Supplemental disclosures of cash flow information:
  Interest paid                                         $   342,242       $   307,899        $   890,545
  Income taxes paid                                         285,000           505,166            168,500

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

Note 3 - Long Term Debt

                                                     December 31
                                        ------------------------------------
                                                2001                 2000
                                        --------------         -------------
Notes payable to Rural Telephone
  Finance Cooperative in quarterly
  installments, interest rate of
  5.25%, due 2013                       $    3,365,634          $  3,560,905
Less current portion                           209,000               195,000
                                        --------------          ------------
                                        $    3,156,634          $  3,365,905
                                        ==============          ============


The annual requirements for principal payments on notes payable and long-term debt are as follows:

                     2002                      209,000
                     2003                      223,000
                     2004                      238,000
                     2005                      254,000
                     2006                      272,000

                                Midwest Wireless

                                 Holdings L.L.C.

             Report on Audits of Consolidated Financial Statements

              For the Years Ended December 31, 2001, 2000 and 1999

                        Report of Independent Accountants

To the Board of Managers and Members of
Midwest Wireless Holdings L.L.C.:


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations, changes in members' equity and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                  PRICEWATERHOUSECOOPERS, LLP



Minneapolis, Minnesota
February 8, 2002

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
At December 31, 2001 and 2000
--------------------------------------------------------------------------------

                  ASSETS                              2001               2000


Current assets:
    Cash and cash equivalents                   $   3,032,464      $   2,043,704
    Accounts receivable, less allowance for
      doubtful accounts of  $572,120 and
      $477,152 in 2001 and 2000, respectively      10,935,228          8,751,005
    Inventories                                     2,207,887          2,718,772
    Other assets                                    1,396,852            850,215
                                                -------------      -------------
      Total current assets                         17,572,431         14,363,696

Property, cellular plant and equipment, net        89,469,296         73,523,318
FCC licenses, net                                 187,211,924        169,125,264
Investments in cooperatives                         8,771,529          7,530,617
                                                -------------      -------------

      Total assets                              $ 303,025,180      $ 264,542,895
                                                =============      =============


       LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of long-term debt           $  13,679,657      $  10,415,285
    Revolving loan                                 20,000,000                 -
    Accounts payable                                3,969,202          6,125,308
    Accrued commissions                             1,855,554          1,554,219
    Other accrued expenses                          8,890,280          7,303,171
                                                -------------      -------------
      Total current liabilities                    48,394,693         25,397,983

Other liabilities                                   1,413,672          2,103,289
Revolving loan                                             -           2,500,000
Long-term debt                                    129,114,637        119,922,125
                                                -------------      -------------

      Total liabilities                           178,923,002        149,923,397

Minority interest                                   6,913,996          5,844,777

Commitments

Members' equity                                   117,188,182        108,774,721
                                                -------------      -------------

      Total liabilities and members' equity     $ 303,025,180      $ 264,542,895
                                                =============      =============


   The accompanying notes are an integral part of the financial statements.



Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------------

                                                              2001                    2000                    1999
                                                        -----------------       -----------------       -----------------

Operating revenues:
    Subscriber service                                 $      85,927,934        $      63,993,328        $     40,279,007
    Roamer service                                            36,953,474               29,721,562              11,671,572
    Equipment sales                                           10,058,368                9,015,304               5,651,878
    Service fees                                                  49,450                1,461,887                 400,000
                                                       ------------------       ------------------       -----------------
                                                             132,989,226              104,192,081              58,002,457
                                                       ------------------       ------------------       -----------------

Operating expenses:
    Operations and maintenance                                24,776,324               19,785,719              10,502,756
    Cost of equipment sold                                    13,654,007               10,458,625               5,570,633
    Home roamer costs                                         12,919,143                8,823,278               1,699,261
    Depreciation                                              17,822,738               12,278,169               7,528,105
    Amortization of FCC licenses                               4,505,851                3,780,643                 494,381
    Selling, general and administrative                       31,292,529               24,520,349              14,711,883
                                                       ------------------       ------------------       -----------------
                                                             104,970,592               79,646,783              40,507,019
                                                       ------------------       ------------------       -----------------

      Operating income                                        28,018,634               24,545,298              17,495,438
                                                       ------------------       ------------------       -----------------

Other income (expense):
    Interest expense                                          (9,416,290)              (8,651,813)             (1,291,817)
    Interest and dividend income                                 136,870                  312,229                 230,760
    Other                                                        (41,784)                  (6,186)               (393,575)
                                                       ------------------       ------------------       -----------------
                                                              (9,321,204)              (8,345,770)             (1,454,632)
                                                       ------------------       ------------------       -----------------

Net income before minority interest                           18,697,430               16,199,528              16,040,806

Minority interest                                             (2,109,070)              (1,902,457)             (2,219,563)
                                                       ------------------       ------------------       -----------------

Net income                                             $      16,588,360        $      14,297,071        $     13,821,243
                                                       ==================       ==================       =================


                               The accompanying notes are an integral part of
the financial statements.



Midwest Wireless Holdings L.L.C.
Consolidated Statements of Changes in Members' Equity For the years ended
December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------------------------------------------------

                                                                                                             Total
                                                           Capital               Accumulated               Members'
                                                        Contributions               Income                  Equity

Balance, December 31, 1998                             $    13,659,443         $     19,162,709        $      32,822,152

Redemption of units                                         (1,012,261)             (11,751,826)             (12,764,087)

Equity adjustment for minority interests
   related to redemption                                       670,371                  777,852                1,448,223

Distributions to members                                             -               (5,889,661)              (5,889,661)

Net income                                                           -               13,821,243               13,821,243
                                                       ----------------        -----------------       ------------------
Balance, December 31, 1999                                  13,317,553               16,120,317               29,437,870

Issuance of units related to the acquisition
   of Iowa properties                                       51,418,250                        -               51,418,250

Issuance of units related to the acquisition
    of Wisconsin properties                                 20,061,217                        -               20,061,217

Distributions to members                                             -               (6,439,687)               (6,439687)

Net income                                                           -               14,297,071               14,297,071
                                                       ----------------        -----------------       ------------------
Balance, December 31, 2000                                  84,797,020               23,977,701              108,774,721

Distributions to members                                             -               (8,174,899)              (8,174,899)

Net income                                                           -               16,588,360               16,588,360
                                                       ----------------        -----------------       ------------------
Balance, December 31, 2001                             $    84,797,020         $     32,391,162        $     117,188,182
                                                       ================        =================       ==================


                            The accompanying notes are an integral part of the
financial statements.




Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------------------------------------------------

                                                                    2001                 2000                 1999

Cash flows from operating activities:
    Net income                                                 $   16,588,360       $     14,297,071      $    13,821,243
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Net income allocated to minority interest                     2,109,070              1,902,457            2,219,563
      Provision for bad debts                                       1,115,719                623,261             (211,225)
      Depreciation                                                 17,822,738             12,278,169            7,582,105
      Amortization of FCC licenses                                  4,505,851              3,780,643              494,381
      Loss (gain) on disposal of fixed assets                          (2,124)                27,278              390,567
      Patronage received in form of cooperative stock                (132,785)                     -                    -
      Accretion of discount on marketable securities                        -                      -             (124,204)
      Changes in assets and liabilities:
        Accounts receivable                                        (3,299,942)            (2,665,409)            (287,379)
        Inventories                                                   510,885               (122,081)            (895,770)
        Other assets                                                 (546,637)              (322,733)            (174,858)
        Accounts payable                                           (2,156,106)             1,471,296             (674,665)
        Other accrued expenses                                      1,888,444              3,253,070              388,877
        Other liabilities                                            (689,617)               946,340              639,458
                                                               ---------------      -----------------     ----------------
      Net cash provided by operating activities                    37,713,856             35,469,362           23,168,093
                                                               ---------------      -----------------     ----------------

Cash flows from investing activities:
    Acquisition of cellular properties                                      -            (96,215,489)                   -
    Payments for property, cellular plant and equipment           (33,804,163)           (28,636,271)         (20,385,685)
    Purchases of marketable securities                                      -                      -           (6,679,526)
    Proceeds received upon maturity of marketable securities                -                      -           10,750,000
    Proceeds from the disposal of fixed assets                         37,571                      -                    -
    Purchase of FCC licenses                                      (22,400,000)              (354,900)            (287,300)
    Purchases of cooperative stock                                 (1,176,440)            (5,329,209)            (653,121)
    Redemption of cooperative stock                                    68,313                      -                    -
    Payments for deferred acquisition costs                          (192,511)                     -             (921,824)
    Release (restriction) of cash                                           -              1,000,000           (1,000,000)
                                                               ---------------      -----------------     ----------------
      Net cash used in investing activities                       (57,467,230)          (129,535,869)         (19,177,456)
                                                               ---------------      -----------------     ----------------

Cash flows from financing activities:
    Proceeds on revolving loan                                     17,500,000                500,000            2,000,000
    Proceeds from long-term debt borrowings                        23,473,686            107,706,887           13,368,420
    Payments on long-term debt                                    (11,016,802)            (6,130,602)          (1,534,435
    Distributions to members                                       (8,174,899)            (6,439,687)          (5,889,661)
    Distribution from subsidiary to minority interest              (1,039,851)              (904,737)            (940,503)
    Redemption of units                                                     -                      -          (12,764,087)
                                                               ---------------      -----------------     ----------------
      Net cash provided by (used in) financing activities          20,742,134             94,731,861           (5,760,266)
                                                               ---------------      -----------------     ----------------

Net change in cash and cash equivalents                               988,760                665,354           (1,769,629)

Cash and cash equivalents, beginning of year                        2,043,704              1,378,350            3,147,979
                                                               ---------------      -----------------     ----------------

Cash and cash equivalents, end of year                         $    3,032,464       $      2,043,704      $     1,378,350
                                                               ===============      =================     ================

Supplemental disclosure:
    Cash paid during the year for interest                     $   10,461,525       $      7,587,435      $     1,156,323
    Equity units issued for acquisitions                                    -             71,479,467                    -

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

       Revenue Recognition
       Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes revenue for equipment installation when the installation is completed.

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

       Cash and Cash Equivalents
       The Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Property, Cellular Plant and Equipment
Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment. The estimated useful lives of the cellular plant and equipment are as follows:

 Building and improvements                                       3 - 30 years
 Other equipment                                                 2 - 20 years
 Communication and network equipment                             7 - 15 years
 Vehicles                                                             3 years
 Computer equipment                                                   3 years
 Leased phones                                                         1 year

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

Advertising
Advertising costs are expensed as incurred. Total advertising expenses were $4,448,949, $3,021,650 and $1,754,394 for the years ended December 31, 2001,
2000 and 1999, respectively.

Accounting for Stock-Based Compensation
The Company accounts for employee stock and options using the intrinsic value method.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 2.    Select Account Information

       Property, Cellular Plant and Equipment

                                                  2001                   2000

       Land                             $     2,502,910        $     2,093,598
       Plant in service                     128,305,172             94,427,420
       Plant under construction               5,777,756              9,004,718
                                        ---------------        ---------------
                                            136,585,838            105,525,736
       Less accumulated deprecation         (47,116,542)           (32,002,418)
                                        ---------------        ---------------
                                        $    89,469,296        $    73,523,318
                                        ===============        ===============

       The Company capitalized interest in the amount of $581,879, $608,199 and $243,973 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, accounts payable included $1,269,501, $2,891,666 and $1,295,835, respectively, related to the purchase of property, cellular, plant and equipment.

       FCC Licenses

                                                  2001                   2000


       Cellular license                 $   173,541,780        $   173,541,780
       LMDS licenses                            357,696                357,696
       PCS licenses                          22,879,812                287,300
       Other                                    354,900                354,900
                                        ---------------        ---------------
                                            197,134,188            174,541,676
       Less accumulated amortization         (9,922,264)            (5,416,412)
                                        ---------------        ---------------
                                        $   187,211,924        $   169,125,264
                                        ===============        ===============

 3.    Acquisitions

       On February 29, 2000, the Company, through its wholly-owned subsidiary, Midwest Wireless Iowa, L.L.C., completed its acquisition of cellular communications properties providing services to a 28-county area of Iowa (the Iowa properties).

       On March 17, 2000, the Company through its wholly-owned subsidiary, Midwest Wireless Wisconsin, L.L.C., completed its acquisition of cellular communications properties providing services to a 4-county area of Wisconsin and Minnesota (the Wisconsin properties).

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses and is amortizing it over 39.5 years. The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

                                                     Iowa            Wisconsin

       Cash                                    $ 89,242,760        $  5,078,783
       Equity units issued                       51,418,250          20,061,217
       Acquisition expenses                       2,760,681             180,089
       Liabilities assumed:
         Accounts payable and
          accrued liabilities                            -               28,956
         Customer deposits                            4,700              35,600
         Advance revenue                            792,218              90,616
                                               ------------        ------------
           Total purchase price                 144,218,609          25,475,261

       Estimated fair value of tangible assets acquired:
         Accounts receivable                      1,699,586             282,309
         Inventories                                 76,895                  -
         Property, cellular plant and equipment   9,101,600           2,497,400
                                               ------------        ------------
                                                 10,878,081           2,779,709
                                               ------------        ------------
       FCC licenses                            $133,340,528         $22,695,552
                                               ============        ============

       On June 25, 2001, the Company acquired eight digital PCS licenses from McLeod USA, Inc. for a total purchase price of $22,400,000. The purchase is for spectrum licenses only and does not include any other assets. The licenses cover a total population of approximately 1.4 million in 63 counties in northern Iowa, southern Minnesota, eastern South Dakota, eastern Nebraska and western Illinois. The purchase price together with costs incurred of approximately $100,000 to complete the transaction is allocated to FCC licenses.

 4.    Purchase Agreement

       On August 10, 2001, the Company entered into a purchase agreement for the acquisition of three digital PCS licenses for a total purchase price of $8,635,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota. At December 31, 2001, the FCC has not approved this transaction. However, the Company expects approval and expects the acquisition will be completed in 2002.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 5.    Members' Capital

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


 6.    Debt

       Long-term debt consists of the following:

                                                            Rate at                           Balance at
                                                          December 31                        December 31
                                                       ------------------      ------------------------------------
                                          Maturity     2001       2000                 2001                  2000

        RTFC note, variable rate           5/12/09     5.25 %     8.40 %       $   10,928,336        $   12,052,934
        RTFC, variable rate                4/30/09     5.25 %                      22,872,168                     -
        RTFC note, fixed rate              7/29/08     5.75 %     5.75 %            6,696,207             7,458,340
        RTFC note, variable rate           7/28/08     5.25 %     8.40 %            6,126,238             6,823,500
        RTFC revolving note                7/29/03     5.95 %     9.10 %                    -             2,500,000
        RTFC note, variable rate           3/2/10      5.25 %     8.40 %           88,254,536            95,743,583
        RTFC note, variable rate           2/3/15      5.25 %     8.40 %            7,916,809             8,259,053
        CoBank note, variable rate        10/21/02     4.85 %                      20,000,000                    -
                                                                               --------------        --------------
                                                                               $  162,794,294        $  132,837,410
                                                                               ==============        ==============


Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate of 4.45% and 7.6% at December 31, 2001 and 2000, respectively, plus one and one-half percent. The outstanding principal and interest are due upon maturity.

The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a debt coverage service ratio of not less than 1.25. At December 31, 2001, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

On October 22, 2001 the Company entered into an agreement with CoBank, ACB ("CoBank") to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The agreement provides for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bear interest at LIBOR plus 2.5% or 4.85%. The outstanding principal and interest are due upon maturity (October 21, 2002). The agreement with CoBank expires on October 21, 2002. Management plans to pursue a refinancing of this debt prior to its maturity.

The revolving loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

RTFC and CoBank have agreed to share a security interest in the Company's assets on a pro rata basis.

Maturities of long-term debt are as follows:

        2002                             $  33,679,657
        2003                                14,655,912
        2004                                15,702,490
        2005                                16,826,497
        2006                                18,027,422
        Thereafter                          63,902,316
                                         -------------
                                         $ 162,794,294
                                         =============

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 7.    Commitments

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2001, are as follows:

               2002                      $     671,973
               2003                            498,840
               2004                            413,579
               2005                            294,546
               2006                            154,359
               Thereafter                      509,835
                                         -------------
                                         $   2,543,132
                                         =============

       Rental expense was $955,514, $773,324 and $666,765 for the years ended December 31, 2001, 2000 and 1999, respectively.

 8.    Employee Benefits

       The Company established the Midwest Wireless Holdings L.L.C. 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $376,783, $292,508 and $185,909 for the years ended December 31, 2001, 2000 and 1999, respectively. Profit sharing contribution expenses were $455,778, $309,312 and $210,606 for the years ended December 31, 2001, 2000 and 1999, respectively. Profit sharing contributions are 100% vested after five years of employment.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the
       Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,053,863, $1,137,500 and $639,458 in compensation expense related to the Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

 9.    Option Plan

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they were granted. At December 31, 2001, there were 37,940 units available for issuance under this plan.

                                                             Options Outstanding
                                                                        Weighted
                                     Available           Number          Average
                                           for               Of        Price per
                                         Grant            Units             Unit

        Balance, December 31, 1999           -                -                -

           Authorized                   46,742                -                -
           Granted                      (4,092)           4,092       $   299.06
                                    ----------        ---------
        Balance, December 31, 2000      42,650            4,092       $   299.06

           Granted                      (4,710)           4,710       $   318.32
                                    ----------        ---------
        Balance, December 31, 2001      37,940            8,802       $   309.37
                                    ==========        =========

       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the period ended December 31, 2001 or 2000.

       If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:


                                                   2001                 2000

       Net income:
                  As reported              $  16,588,360         $  14,297,071
                  Pro forma                   16,373,577            14,251,198

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       The weighted average fair value of options at the date of grant was $52.73 and $80.71 in 2001 and 2000, respectively.

       The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:


                                 Options Outstanding         Options Exercisable
                            ----------------------------    --------------------
                                    Weighted
                                      Average   Weighted                Weighted
                                    Remaining    Average                 Average
       Range of                   Contractual   Exercise                Exercise
       Exercise Prices      Number       Life      Price     Number        Price

       $299.06 - $318.32     8,802       8.31    $309.37        -             -

       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                                       Fiscal Year
                                           ------------------------------------
                                               2001                   2000

       Dividend yield                          2.47%                  2.07%
       Risk-free interest rate                 4.73%                  6.19%
       Expected lives                       10 years               10 years

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

                          YEAR ENDED DECEMBER 31, 2001



                                    EXHIBITS



--------------------------------------------------------------------------------

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2001

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

   10.9    1999 Stock Plan                  Filed by the Company on Form S-8 on
                                            December 3, 1999 and incorporated
                                            herein by reference.

   11      Calculation of Earnings          Filed herewith at page 65.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 66.

   23      Independent Auditors' Consent    Filed herewith at page 67.

   24      Power of Attorney                Included in signatures at page 42.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                              Year Ended December 31
                                     -------------------------------------------
Basic:                                    2001             2000            1999
-------                              -----------     -----------     -----------

Net income                           $ 4,616,154     $ 3,309,423     $ 7,479,181
                                     ===========     ===========     ===========

Common shares:

  Weighted average number of
   common shares outstanding           3,465,086       3,544,349       3,095,028
                                     ===========     ===========     ===========

Net income per common share          $      1.33     $       .93     $      2.42
                                     ===========     ===========     ===========

Diluted:
-------------

Net income                           $ 4,616,154     $ 3,309,423     $ 7,479,181
Interest on convertible
  debentures, net of tax                                                 265,783
                                     -----------     -----------     -----------
  Adjusted net income                $ 4,616,154     $ 3,309,423     $ 7,744,964
                                     ===========     ===========     ===========

Common and common equivalent shares:

  Weighted average number of
   common shares outstanding           3,465,086       3,544,349       3,095,028
  Assumed conversion of convertible
    debentures into common stock                                         431,152
  Dilutive effect of convertible
   preferred shares outstanding          221,195         222,863         321,961
  Dilutive effect of stock options
   outstanding after application of
   treasury stock method                  76,122          82,512          73,965
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                        1,042             688
  Dilutive effect of
   warrants outstanding                                                   21,734
                                     -----------     -----------     -----------
                                       3,762,403       3,850,766       3,944,528
                                     ===========     ===========     ===========

Diluted net income per share         $      1.23     $       .86     $      1.96
                                     ===========     ===========     ===========

               SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Arrowhead Communications Corporation                        Minnesota
Eagle Valley Telephone Company                              Minnesota
Granada Telephone Company                                   Minnesota
Indianhead Telephone Company                                Wisconsin
North American Communications Corporation                   Minnesota
Pine Island Telephone Company                               Minnesota
Indianhead Communications Corporation                       Wisconsin
Mustang Communications Corporation                          Minnesota
Alliance Telecommunications Corporation                     Minnesota
    Ollig Utilities Company                                 Minnesota
    Felton Telephone Company                                Minnesota
    Loretel Systems, Inc.                                   Minnesota
    Sleepy Eye Telephone Company                            Minnesota
    Sioux Valley Telephone Company                        South Dakota
    Hills Telephone Company                                 Minnesota
    OU Connection, Inc.                                     Minnesota
    Aurora Cable TV, Inc.                                 South Dakota
    Loretel Financial Systems, Inc.                         Minnesota
    Hastad Engineering Co.                                  Minnesota
    Valley Cablevision of SD, Inc.                        South Dakota
    Hager TeleCom, Inc.                                     Wisconsin
    Cannon Communications Corp.                             Minnesota

Arrowhead Communications Corporation, Eagle Valley Telephone Company, Granada Telephone Company, Indianhead Telephone Company, North American Communications Corporation, Indianhead Communications Corporation and Mustang Communications Corporation are 100% owned by Hector Communications Corporation. Pine Island Telephone Company is 69% owned by Hector Communications Corporation and 31% owned by Indianhead Telephone Company.

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

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 33-65176, 333-40118, 333-45971, 333-45975 and 333-91967 of
Hector Communications Corporation of our report dated February 13, 2002, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 2001.


/s/ Olsen Thielen and Co., Ltd.
Olsen Thielen and Co., Ltd.
March 29, 2002
St. Paul, Minnesota