Form 10-Q
period 2002-03-31
HECTOR COMMUNICATIONS CORP
filed 2002-05-14
CIK 863437

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

For the quarterly period ended              MARCH 31, 2002
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:   0-18587
                          -------

                        HECTOR COMMUNICATIONS CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                           41-1666660
................................                            ....................
(State or other jurisdiction of                            (Federal Employer
 incorporation or organization)                             Identification No.)

   211 South Main Street, Hector, MN                              55342
.................................................................................
(Address of principal executive offices)                        (Zip Code)
                                 (320) 848-6611
.................................................................................
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                 Outstanding at April 30, 2002
--------------------------------------           -----------------------------
Common Stock, par value $.01 per share                     3,511,424


                       Total Pages (16) Exhibit at Page 16
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                             Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and
                Comprehensive Income                              4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      11

Part II.  Other Information                                      15


                                PART I. FINANCIAL INFORMATION

                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements
                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)

                                                             March 31            December 31
Assets:                                                         2002                   2001
                                                         ------------           ------------
Current assets:
  Cash and cash equivalents                             $  14,369,362          $  13,083,481
  Construction fund                                         1,238,601                759,934
  Accounts receivable, net                                  5,009,010              4,736,131
  Materials, supplies and inventories                       1,562,062              1,249,109
  Other current assets                                        110,990                186,451
                                                         ------------           ------------
    Total current assets                                   22,290,025             20,015,106

Property, plant and equipment                             108,233,025            107,225,400
  less accumulated depreciation                           (52,310,440)           (49,863,075)
                                                         ------------           ------------
    Net property, plant and equipment                      55,922,585             57,362,325

Other assets:
  Excess of cost over net assets acquired, net             53,662,750             53,662,750
  Marketable securities                                       224,173                419,004
  Wireless telephone investments                           14,835,027             14,174,179
  Other investments                                        12,394,886             12,290,004
  Other assets                                                357,001                327,685
                                                         ------------           ------------
    Total other assets                                     81,473,837             80,873,622
                                                         ------------           ------------
Total Assets                                            $ 159,686,447          $ 158,251,053
                                                         ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt   $   6,858,700          $   6,752,100
  Accounts payable                                          3,180,515              2,497,804
  Accrued expenses                                          2,191,412              2,409,669
  Income taxes payable                                      1,059,113                722,797
                                                         ------------           ------------
    Total current liabilities                              13,289,740             12,382,370

Long-term debt, less current portion                       78,753,548             79,641,269
Deferred investment tax credits                                46,784                 48,269
Deferred income taxes                                       5,858,950              5,975,119
Deferred compensation                                         938,269                931,529
Minority stockholders interest in Alliance
  Telecommunications Corp.                                 17,393,197             17,031,204

Stockholders' Equity                                       43,405,959             42,241,293
                                                         ------------           ------------
Total Liabilities and Stockholders' Equity              $ 159,686,447          $ 158,251,053
                                                         ============           ============

                       See notes to consolidated financial statements.

                                       3

                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                         (unaudited)

                                                              Three Months Ended March 31
                                                         ------------------------------------
                                                                 2002                   2001
                                                         -------------          -------------
Revenues:
  Local network                                         $    1,789,130         $    1,697,201
  Network access                                             5,420,254              5,623,490
  Nonregulated:
    Cable television                                         1,055,514                987,808
    Internet                                                   561,866                444,659
    Billing and collection                                     101,103                140,210
    Other                                                      930,729                991,473
                                                         -------------          -------------
    Total revenues                                           9,858,596              9,884,841

Costs and expenses:
  Plant operations                                           1,306,871              1,345,858
  Customer operations                                          594,492                640,939
  Other operating expenses:
    Operating taxes                                            132,394                128,283
    Cable television                                           839,778                624,188
    Internet                                                   332,375                341,197
    Other                                                      312,583                260,960
  General and administrative                                 1,341,673              1,193,318
  Depreciation and amortization                              2,441,678              2,710,219
                                                         -------------          -------------
    Total costs and expenses                                 7,301,844              7,244,962

Operating income                                             2,556,752              2,639,879

Other income and (expenses):
  Interest expense                                          (1,129,466)            (1,394,859)
  Interest and dividend income                                  95,281                169,625
  Income from investments in unconsolidated
    affiliates                                                 879,819                395,484
                                                         -------------          -------------
    Other expense, net                                        (154,366)              (829,750)

Income before income taxes                                   2,402,386              1,810,129
Income tax expense                                             920,000                859,000
                                                         -------------          -------------

Income before minority interest                              1,482,386                951,129

Minority interest in earnings of
  Alliance Telecommunications Corporation                      397,661                257,463
                                                         -------------          -------------

Net income                                              $    1,084,725         $      693,666
                                                         -------------          -------------

Other comprehensive loss:
  Unrealized holding losses on marketable securities          (194,831)              (308,524)
  Income tax benefit related to items of
    other comprehensive loss                                   (77,933)              (123,408)
  Minority interest in other comprehensive loss of
    Alliance Telecommunications Corporation                    (35,667)               (52,226)
                                                         -------------          -------------
Other comprehensive loss                                       (81,231)              (132,890)
                                                         -------------          -------------
Comprehensive income                                    $    1,003,494         $      560,776
                                                         =============          =============

Basic net income per share                              $          .31         $          .20
Diluted net income per share                            $          .28         $          .19


                       See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                        Additional                      Other
                                   Preferred Stock        Common Stock       Paid-in     Retained   Comprehensive
                                   Shares    Amount      Shares   Amount     Capital     Earnings        Income       Total
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 2000      221,300   221,300   3,504,363  $35,044  $12,844,776   $24,945,512  $ 1,061,235   $39,107,867
Net income                                                                                4,616,154                  4,616,154
Issuance of common stock under
 Employee Stock Purchase Plan                            11,626      116      136,998                                  137,114
Issuance of common stock under
 Employee Stock Option Plan                              52,375      524      412,351                                  412,875
Issuance of common stock in
 exchange for preferred stock      (1,200)   (1,200)      1,200       12        1,188                                        0
Issuance of common stock to ESOP                         16,709      167      225,026                                  225,193
Purchase and retirement of
 common stock                                          (109,704)  (1,097)    (407,369)     (859,521)                (1,267,987)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                                  (989,923)     (989,923)
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 2001      220,100   220,100   3,476,569   34,766   13,212,970    28,702,145       71,312    42,241,293
Net income                                                                                1,084,725                  1,084,725
Issuance of common stock under
 Employee Stock Option Plan                              32,355      323      160,849                                  161,172
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                                   (81,231)      (81,231)
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT MARCH 31, 2002         220,100  $220,100   3,508,924  $35,089  $13,373,819   $29,786,870  $    (9,919)  $43,405,959
                                  =======  ========   =========  =======  ===========   ===========   ==========   ===========

                See notes to consolidated financial statements.


                                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                        Three Months Ended March 31
                                                                                      ------------------------------
                                                                                             2002               2001
                                                                                      -----------        -----------
Cash Flows from Operating Activities:
  Net income                                                                         $  1,084,725       $    693,666
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       2,441,678          2,710,219
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                      397,661            257,463
    Income from unconsolidated affiliates                                                (879,819)          (395,484)
    Proceeds from wireless telephone investments                                          132,500            169,100
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                         (272,879)           331,709
      Increase in materials, supplies and inventories                                    (312,953)          (576,019)
      Decrease in other current assets                                                     75,461            138,597
      Increase in accounts payable                                                        682,711            534,409
      Decrease in accrued expenses                                                       (218,257)          (266,308)
      Increase (decrease) in income taxes payable                                         336,316           (159,385)
      Decrease in deferred investment credits                                              (1,485)           (20,385)
      Decrease in deferred taxes                                                          (38,236)           (34,680)
      Increase (decrease) in deferred compensation                                          6,740            (23,260)
                                                                                      -----------        -----------
      Net cash provided by operating activities                                         3,434,163          3,359,642

Cash Flows from Investing Activities:
  Capital expenditures, net                                                            (1,001,828)        (1,141,970)
  Increase in construction fund                                                          (478,667)          (470,000)
  Purchases of wireless telephone investments                                                                (16,876)
  Purchases of other investments                                                          (18,411)          (949,448)
  (Increase) decrease in other assets                                                     (29,427)            31,868
                                                                                      -----------        -----------
      Net cash used in investing activities                                            (1,528,333)        (2,546,426)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                          (1,406,297)        (1,531,666)
  Proceeds from issuance of notes payable and long-term debt                              625,176            470,000
  Issuance of common stock                                                                161,172            204,588
  Purchase of stock                                                                                         (570,262)
                                                                                      -----------        -----------
    Net cash used in financing activities                                                (619,949)        (1,427,340)
                                                                                      -----------        -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                    1,285,881           (614,124)
Cash and Cash Equivalents at Beginning of Period                                       13,083,481         13,834,110
                                                                                      -----------        -----------
Cash and Cash Equivalents at End of Period                                           $ 14,369,362       $ 13,219,986
                                                                                      ===========        ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                    $  1,118,040       $  1,385,580
  Income taxes paid during the period                                                     585,170          1,038,515

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements include the accounts of Hector Communications Corporation and its wholly and majority owned subsidiaries. All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

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

Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association and state tariffs filed with state regulatory agencies. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheet and statement of stockholders' equity as of March 31, 2002 and the statements of income and comprehensive income and the statements of cash flows for the periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis.

At December 31, 2001 the Company had goodwill of $53,663,000, which was net of an amortization reserve of $10,025,000. The Company also had an investment in cable television franchises of $77,000, net of an amortization reserve of $146,000. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002. The Company has not completed the impairment tests for these assets, but does not presently believe that they have been materially impaired.

The Company owns 10.4% of Midwest Wireless Holdings, LLC. The Company accounts for its investment in Midwest Wireless Holdings using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2001 Midwest Wireless Holdings LLC had investments in cellular, LMDS and PCS licenses totaling $187,212,000, net of amortization of $9,922,000. Midwest Wireless Holdings LLC has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

The following table provides, on a pro forma basis, financial information for the periods ended March 31 as if the provisions of SFAS 142 had been effective January 1, 2001. A calculation of pro forma earnings per share can be found in
Exhibit 11.

                                             Three Months Ended March 31
                                          -------------------------------
                                                  2002              2001
                                          -------------     -------------
Revenues                                    $ 9,858,596       $ 9,884,841
Costs and expenses                           (7,301,844)       (7,244,962)
Add back - Amortization expense                                   457,608
                                            -----------       -----------
Operating income                              2,556,752         3,097,487

Other expenses, net                            (154,366)         (829,750)
Add back -  pro rata share of Midwest
  Wireless Holdings LLC amortization                              179,912
                                            -----------       -----------
Income before income taxes                    2,402,386         2,447,649

Income tax expense                             (920,000)         (859,000)
Tax effect of change in amortization                              (72,000)
                                            -----------       -----------

Income before minority interest               1,482,386         1,516,649

Minority interest in earnings of
  Alliance Telecommunications Corporation      (397,661)         (257,463)
Change in minority interest due to
  change in amortization                                         (167,029)
                                            -----------       -----------

Adjusted net income                         $ 1,084,725       $ 1,092,157
                                            ===========       ===========

Adjusted basic net income per share         $       .31       $       .31
Adjusted diluted net income per share       $       .28       $       .29

NOTE 3 - MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                            --------------    -------------     -------------    -------------
March 31, 2002                              $      260,980   $       60,467    $      (97,274)  $      224,173
December 31, 2001                                  260,980          172,159           (14,135)         419,004

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                                                                   Accumulated
                                                  Net            Deferred                             Other
                                                Unrealized        Income          Minority        Comprehensive
                                            Gains (Losses)         Taxes          Interest        Income (Loss)
                                            --------------    -------------     -------------    --------------
March 31, 2002                              $      (36,807)  $       11,142    $       15,746   $       (9,919)
December 31, 2001                                  158,024          (66,791)          (19,921)          71,312

These amounts have no cash effect and are not included in the statement of cash flows.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless Holdings LLC, net of amortization, was $793,000 and $241,000 for the three-month periods ended March 31, 2002 and 2001 respectively. Cash distributions received from Midwest Wireless Holdings LLC were $133,000 and $169,000 in 2002 and 2001, respectively. At March 31, 2002, the Company owned 10.4% of Midwest Wireless Holdings LLC. Income statement information for Midwest Wireless Holdings, LLC for the three month periods ended March 31, 2002 and 2001 was as follows:

                                        Three Months Ended March 31
                                            2002                 2001
                                    ------------         ------------
Revenues                            $ 35,399,181         $ 28,944,981
Expenses                             (26,839,734)         (25,652,397)
Minority interest                       (965,506)            (371,403)
Net income                             7,593,941            2,921,181

Losses from the Company's Wireless North LLC PCS investments were $17,000 in the first three months of 2001. During the third quarter of 2001, Wireless North LLC defaulted on its loan payment obligations to its primary lender. As a result of this default, the Company paid $1,091,000 plus interest to settle the loan guarantees it had made to the bank on Wireless North's behalf. Wireless North is now being liquidated. The Company does not expect to make additional expenditures or receive additional income from this investment.

NOTE 5 - OTHER INVESTMENTS

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

NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2002
Revenues                                                 $      2,391,368        $      7,467,228        $      9,858,596
Costs and expenses                                              2,030,702               5,271,142               7,301,844
                                                          ---------------         ---------------         ---------------
Operating income                                                  360,666               2,196,086               2,556,752
Interest expense                                                 (229,728)               (899,738)             (1,129,466)
Interest and dividend income                                       27,785                  67,496                  95,281
Income from unconsolidated affiliates                             240,973                 638,846                 879,819
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        399,696        $      2,002,690        $      2,402,386
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        775,256        $      1,666,422        $      2,441,678
                                                          ===============         ===============         ===============

Total assets                                             $     31,498,759        $    128,187,688        $    159,686,447
                                                          ===============         ===============         ===============

Capital expenditures                                     $        285,319        $        716,509        $      1,001,828
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2001
Revenues                                                 $      2,315,241        $      7,569,600        $      9,884,841
Costs and expenses                                              1,949,933               5,295,029               7,244,962
                                                          ---------------         ---------------         ---------------
Operating income                                                  365,308               2,274,571               2,639,879
Interest expense                                                 (247,777)             (1,147,082)             (1,394,859)
Interest and dividend income                                       77,208                  92,417                 169,625
Income from unconsolidated affiliates                              64,817                 330,667                 395,484
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        259,556        $      1,550,573        $      1,810,129
                                                          ===============         ===============         ===============

Depreciation and amortization                            $        782,624        $      1,927,595        $      2,710,219
                                                          ===============         ===============         ===============

Total assets                                             $     30,018,343        $    127,905,294        $    157,923,637
                                                          ===============         ===============         ===============

Capital expenditures                                     $        512,673        $        629,297        $      1,141,970
                                                          ===============         ===============         ===============


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

                  Three Months Ended March 31, 2002 Compared to
                        Three Months Ended March 31, 2001

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned and majority-owned subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,522 access lines in 9 rural communities in Minnesota and Wisconsin at March 31, 2002. HCC, through its subsidiaries, also provides cable television service to 4,733 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,270 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at March 31, 2002. Alliance, through its subsidiaries, also served 8,934 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

Consolidated revenues decreased to $9,859,000 in 2002 from $9,885,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        388,731    $        381,817      $     1,400,399     $     1,315,384
Network access                                     1,336,558           1,310,781            4,083,696           4,312,709
Nonregulated activities:
  Cable television                                   373,925             356,705              681,589             631,103
  Internet                                           111,010              60,899              450,856             383,760
  Billing and collection                              25,494              36,443               75,609             103,767
  Other                                              155,650             168,596              775,079             822,877
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,391,368    $      2,315,241      $     7,467,228     $     7,569,600
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $92,000 or 5%. The increase was due to a local service rate increase in one of Alliance's telephone companies. Access lines served were 38,792 at March 31, 2002 compared to 38,765 at March 31, 2001. Access line growth is being reduced by increasing customer acceptance of digital subscriber line service ("DSL") as their internet platform. DSL customers can access voice and data networks simultaneously over their telephone lines, eliminating the need for many second lines. At March 31, 2002 the Company had 1,455 DSL customers compared to 344 at March 31, 2001. Network access revenues decreased $203,000 or 4%. Access revenues were negatively affected by the bankruptcy of a large interexchange carrier and by lower intrastate access revenues from the Company's Iowa and South Dakota exchanges.

Nonregulated revenues from all sources increased $85,000 or 3%. Cable television revenues increased $68,000 or 7% due to the acquisition of additional cable systems in the second quarter of 2001. Internet service revenues increased $117,000 or 26% due to increases in the number of total customers and the migration of dial-up customers to more expensive, higher speed DSL service. Lower billing and collection revenues and lower revenues from leases of fiber-optic transport facilities negatively affected nonregulated revenues.

Consolidated operating costs and expenses were $7,302,000 in 2002 compared to $7,245,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $6,787,000. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        383,594    $        348,417      $       923,277     $       997,441
Customer operations                                   79,171              84,236              515,321             556,703
Other operating expenses:
  Operating taxes                                     36,742              32,007               95,652              96,276
  Cable television                                   267,480             229,157              572,298             395,031
  Internet                                            50,465              56,507              281,910             284,690
  Other                                               43,304              35,318              269,279             225,642
General and administrative                           394,690             381,667              946,983             811,651
Depreciation and amortization                        775,256             782,624            1,666,422           1,927,595
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,030,702    $      1,949,933      $     5,271,142     $     5,295,029
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses decreased $39,000 or 3%. Customer operations expenses decreased $46,000, or 7%. Other operating expenses increased $263,000 or 19% due to higher cable television operating expenses. General and administrative expenses increased $148,000 or 12%. Depreciation expense increased $189,000 to $2,442,000 due to depreciation on new plant additions. Amortization expense decreased $458,000 due to adoption of SFAS 142. Consolidated operating income decreased to $2,557,000.

Interest expenses decreased $265,000 due to patronage accruals on interest payments made by the Company to CoBank. Interest expenses also decreased due to lower interest rates on floating portions of the Company's debt and due to principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $74,000 due to lower interest rates earned on invested cash balances.

The Company had income from unconsolidated affiliates (its partnership and LLC investments) of $880,000 for the 2002 period compared to income of $395,000 in 2001 (Note 4). Income recorded from the Company's investment in Midwest Wireless Holdings LLC benefited from the adoption of SFAS 142 (Note 2).

Income before income taxes increased to $2,402,000 in 2002 from $1,810,000 in 2001. The Company's effective income tax rate decreased to 38% in 2002 from 47% in 2001 due to elimination of the effect of non-deductible amortization expenses. Income before minority interest in Alliance's earnings increased to $1,482,000 in 2002 from $951,000 in 2001. Minority interests in earnings of Alliance were $398,000 compared to $257,000 in 2001. Net income increased to $1,085,000 compared to $694,000 in 2001.

                         Liquidity and Capital Resources
                         -------------------------------

Cash flows from consolidated operating activities for the three-month periods were $3,434,000 and $3,360,000 in 2002 and 2001, respectively. At March 31,
2002, the Company's cash, cash equivalents and marketable securities totaled $14,594,000 compared to $13,502,000 at December 31, 2001. Alliance's cash and securities were $8,382,000 of this total. Working capital at March 31, 2002 was $9,000,000 compared to $7,633,000 at December 31, 2001. The current ratio was
1.7 to 1 at March 31, 2002.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2001 and 2000 three-month periods were $285,000 and $513,000, respectively. Alliance's plant additions in the same periods were $717,000 and $629,000, respectively. Plant additions for 2002 for Hector and Alliance are expected to total $2,993,000 and $7,165,000, respectively, and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network. The Company finances its plant improvements using a combination of internal funds and borrowings from the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Borrowings from RUS and RTB in the three month periods ended March 31, 2002 and 2001 were $625,000 and $470,000, respectively.

The Company is an investor in partnerships that provide fiber optic transport facilities to other telecommunications companies. The Company also leases some of its own fiber optic facilities to transport users. Due to lower than expected demand and an increased supply of fiber, the Company and its partners have reduced the prices charged for use of their facilities. The Company expects the reductions to negatively effect its financial results in future periods, but cannot determine if competition will result in additional price changes.

The Company has been notified by Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc. that they would like to exchange their minority interest in Alliance Telecommunications Corporation for a share of Alliance's assets. The Company has entered into discussions with its partners as to how this could be done on an equitable basis. The Company does not know what effect a split-off would have on its financial position.

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. Following the events of September 11, 2001, the Company's Board of Directors authorized the repurchase of 250,000 additional shares of stock, if warranted by market conditions. During 2001, the Company purchased and retired 109,704 shares of common stock. No shares have been repurchased in 2002. At March 31, 2001, 295,515 shares could be purchased under the remaining authorization. The Company received $161,000 and $205,000 from exercises of employee stock options in the first three months of 2002 and 2001, respectively.

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

                           New Accounting Principles:
                           --------------------------

Effective January 1, 2002, the Company adopted Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. (See Note 2.)

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

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. Adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

                          Disclosures About Market Risk
                          -----------------------------

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

                                          Hector Communications Corporation

                                          By /s/ Charles A. Braun
                                          --------------------------------------
                                          Charles A. Braun
                                          Chief Financial Officer
Date:  May 14, 2002



                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    EXHIBIT 11
                          CALCULATION OF EARNINGS PER SHARE

                                                                      Three Months Ended March 31
                                                           -----------------------------------------------------
Basic:                                                          2002                2001          2001 Pro forma
-------                                                    ----------         ----------           -------------

Net income                                                $ 1,084,725        $   693,666             $ 1,092,157
                                                           ==========         ==========              ==========

Common shares:

  Weighted average number of common shares outstanding      3,493,956          3,481,215               3,481,215
                                                           ==========         ==========              ==========

Net income per common share                               $       .31        $       .20             $       .31
                                                           ==========         ==========              ==========

Diluted:
-------------

Net income                                                $ 1,084,725        $   693,666             $ 1,092,157
                                                           ==========         ==========              ==========

Common and common equivalent shares:

  Weighted average number of common shares outstandin       3,493,956          3,481,215               3,481,215
  Dilutive effect of convertible preferred
     shares outstanding                                       220,100            221,300                 221,300
  Dilutive effect of stock options outstanding after
     application of treasury stock method                     105,113             34,569                  34,569
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                             1,186              2,477                   2,477
                                                           ----------         ----------              ----------
                                                            3,820,355          3,739,561               3,739,561
                                                           ==========         ==========              ==========

Diluted net income per share                              $       .28        $       .19             $       .29
                                                           ==========         ==========              ==========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect January
1, 2001 (Note 2)
