Form 10-Q
period 2002-06-30
HECTOR COMMUNICATIONS CORP
filed 2002-08-14
CIK 863437

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

For the quarterly period ended                JUNE 30, 2002
                               -------------------------------------------------

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
................................                            .....................
(State or other jurisdiction of                              (Federal Employer
 incorporation or organization)                             Identification No.)

  211 South Main Street, Hector, MN                                  55342
.................................................................................
(Address of principal executive offices)                          (Zip Code)

                                 (320) 848-6611
.................................................................................
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES   X     NO
                                          -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                  Outstanding at July 31, 2002
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                       3,507,428


                     Total Pages (20) Exhibit at Pages 19-20
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and
                Comprehensive Income                              4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      12

Part II.  Other Information                                      18

                                       PART I. FINANCIAL INFORMATION

                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                        CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                             June 30            December 31
Assets:                                                                         2002                   2001
                                                                      --------------         --------------
Current assets:
  Cash and cash equivalents                                            $  12,748,101          $  13,083,481
  Construction fund                                                          868,522                759,934
  Accounts receivable, net                                                 4,291,319              4,736,131
  Materials, supplies and inventories                                      1,697,985              1,249,109
  Prepaid income taxes                                                        47,218
  Other current assets                                                        53,866                186,451
                                                                      --------------         --------------
    Total current assets                                                  19,707,011             20,015,106

Property, plant and equipment                                            110,285,415            107,225,400
  less accumulated depreciation                                          (54,418,470)           (49,863,075)
                                                                      --------------         --------------
    Net property, plant and equipment                                     55,866,945             57,362,325

Other assets:
  Excess of cost over net assets acquired, net                            49,074,992             53,662,750
  Marketable securities                                                      166,968                419,004
  Wireless telephone investments                                          15,318,095             14,174,179
  Other investments                                                       12,328,799             12,290,004
  Other assets                                                               286,330                327,685
                                                                      --------------         --------------
    Total other assets                                                    77,175,184             80,873,622
                                                                      --------------         --------------
Total Assets                                                           $ 152,749,140          $ 158,251,053
                                                                      ==============         ==============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   6,965,300          $   6,752,100
  Accounts payable                                                         2,567,512              2,497,804
  Accrued expenses                                                         2,272,458              2,409,669
  Income taxes payable                                                                              722,797
                                                                      --------------         --------------
    Total current liabilities                                             11,805,270             12,382,370

Long-term debt, less current portion                                      76,943,250             79,641,269
Deferred investment tax credits                                               19,944                 48,269
Deferred income taxes                                                      5,752,813              5,975,119
Deferred compensation                                                        936,008                931,529
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                16,286,936             17,031,204

Stockholders' Equity                                                      41,004,919             42,241,293
                                                                      --------------         --------------
Total Liabilities and Stockholders' Equity                             $ 152,749,140          $ 158,251,053
                                                                      ==============         ==============

                              See notes to consolidated financial statements.


                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                         (unaudited)

                                                Three Months Ended June 30     Six Months Ended June 30
                                               ----------------------------- ----------------------------
                                                        2002           2001           2002          2001
                                               -------------   ------------- ------------- -------------
Revenues:
  Local network                                  $ 1,899,251    $ 1,805,297    $ 3,688,381   $ 3,502,498
  Network access                                   4,906,148      5,710,695     10,326,402    11,334,185
  Nonregulated:
    Cable television                               1,097,737      1,037,204      2,153,251     2,025,012
    Internet                                         591,565        480,873      1,153,431       925,532
    Billing and collection                            98,002        133,641        199,105       273,851
    Other                                            964,744      1,078,689      1,895,473     2,070,162
                                               -------------   ------------- ------------- -------------
    Total revenues                                 9,557,447     10,246,399     19,416,043    20,131,240

Costs and expenses:
  Plant operations                                 1,296,497      1,598,611      2,603,368     2,944,469
  Customer operations                                684,601        642,158      1,279,093     1,283,097
  Other operating expenses:
    Operating taxes                                  129,715        138,753        262,109       267,036
    Cable television                                 790,389        759,047      1,630,167     1,383,235
    Internet                                         359,219        391,372        691,594       732,569
    Other                                            444,870        414,120        757,453       675,080
  General and administrative                       1,346,311      1,226,732      2,687,984     2,420,050
  Depreciation and amortization                    2,399,586      2,686,331      4,841,264     5,396,550
                                               -------------   ------------- ------------- -------------
    Total costs and expenses                       7,451,188      7,857,124     14,753,032    15,102,086

Operating income                                   2,106,259      2,389,275      4,663,011     5,029,154

Other income and (expenses):
  Interest expense                                (1,217,267)    (1,392,445)    (2,346,733)   (2,787,304)
  Gain on sale of marketable securities                           1,323,145                    1,323,145
  Interest and dividend income                        73,253        135,777        168,534       305,402
  Income from investments in unconsolidated
    affiliates                                       747,330        344,877      1,627,149       740,361
                                               -------------   ------------- ------------- -------------
    Other expense, net                              (396,684)       411,354       (551,050)     (418,396)

Income before income taxes                         1,709,575      2,800,629      4,111,961     4,610,758

Income tax expense                                   677,000      1,209,000      1,597,000     2,068,000
                                               -------------   ------------- ------------- -------------

Income before minority interest                    1,032,575      1,591,629      2,514,961     2,542,758

Minority interest in earnings of
  Alliance Telecommunications Corporation            294,870        454,190        692,531       711,653
                                               -------------   ------------- ------------- -------------

Income before cummulative effect of change
  in accounting principle                            737,705      1,137,439      1,822,430     1,831,105

Cumulative effect of change in accounting
  principle, net of income taxes and
  minority interest                                                             (3,146,569)
                                               -------------   ------------- ------------- -------------
Net income (loss)                                $   737,705    $ 1,137,439    $(1,324,139)  $ 1,831,105
                                               -------------   ------------- ------------- -------------

Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    marketable securities                            (57,205)     1,363,394       (252,036)    1,054,870
  Less: Reclassification adjustment for gains
    included in net income                                       (1,323,145)                  (1,323,145)
                                               -------------   ------------- ------------- -------------
Other comprehensive income (loss) before
 income taxes                                        (57,205)        40,249       (252,036)     (268,275)
Income tax benefit related to unrealized
 holding gains (losses) on marketable
 securities                                          (22,882)       545,356       (100,815)      421,948
Income taxes related to reclassification
 adjustment for gains included in net income                       (529,258)                    (529,258)
Minority interest in other comprehensive
 income (loss) of Alliance Telecommunications
 Corporation                                          (6,153)         6,336        (41,820)      (45,830)
                                               -------------   ------------- ------------- -------------
Other comprehensive income (loss)                    (28,170)        17,815       (109,401)     (115,135)
                                               -------------   ------------- ------------- -------------



                    HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (unaudited)

                                                 Three Months Ended June 30    Six Months Ended June 30
                                               ----------------------------- ---------------------------
                                                        2002           2001           2002          2001
                                               -------------   ------------- ------------- -------------
Comprehensive income (loss)                      $   709,535    $ 1,155,254    $(1,433,540)  $ 1,715,970
                                               =============   ============= ============= =============

Basic net income per share:
  Before cumulative effect of change
   in accounting principle                       $       .21    $       .33    $       .52   $       .53
  Cumulative effect of change
   in accounting principle                                                            (.90)
                                               -------------   ------------- ------------- -------------
                                                 $       .21    $       .33    $      (.38)  $       .53
                                               =============   ============= ============= =============

Diluted net income per share:
  Before cumulative effect of change
   in accounting principle                       $       .19    $       .30    $       .48   $       .49
  Cumulative effect of change
   in accounting principle                                                            (.83)
                                               -------------   ------------- ------------- -------------
                                                 $       .19    $       .30    $      (.35)  $       .49
                                               =============   ============= ============= =============

                       See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                        Additional                      Other
                                   Preferred Stock        Common Stock       Paid-in     Retained   Comprehensive
                                   Shares    Amount      Shares   Amount     Capital     Earnings        Income       Total
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 2000      221,300   221,300   3,504,363  $35,044  $12,844,776   $24,945,512  $ 1,061,235   $39,107,867
Net income                                                                                4,616,154                  4,616,154
Issuance of common stock under
 Employee Stock Purchase Plan                            11,626      116      136,998                                  137,114
Issuance of common stock under
 Employee Stock Option Plan                              52,375      524      412,351                                  412,875
Issuance of common stock in
 exchange for preferred stock      (1,200)   (1,200)      1,200       12        1,188                                        0
Issuance of common stock to ESOP                         16,709      167      225,026                                  225,193
Purchase and retirement of
 common stock                                          (109,704)  (1,097)    (407,369)     (859,521)                (1,267,987)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                                  (989,923)     (989,923)
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 2001      220,100   220,100   3,476,569   34,766   13,212,970    28,702,145       71,312    42,241,293
Net loss                                                                                 (1,324,139)                (1,324,139)
Issuance of common stock under
 Employee Stock Option Plan, net                         36,705      367      196,799                                  197,166
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                                  (109,401)     (109,401)
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT JUNE 30, 2002          220,100  $220,100   3,513,274  $35,133  $13,409,769   $27,378,006  $   (38,089)  $41,004,919
                                  =======  ========   =========  =======  ===========   ===========   ==========   ===========

                See notes to consolidated financial statements.




                                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                         Six Months Ended June 30
                                                                                     --------------------------------
                                                                                             2002               2001
                                                                                     -------------      -------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                  $ (1,324,139)      $  1,831,105
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Noncash effect of cumulative change in accounting principle                         3,146,569
    Depreciation and amortization                                                       4,841,264          5,396,550
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                      692,531            711,653
    Gain on sales of marketable securities                                                                (1,323,145)
    Income from unconsolidated affiliates                                              (1,627,149)          (740,361)
    Proceeds from wireless telephone investments                                          376,877            413,161
    Changes in assets and liabilities:
      Decrease in accounts receivable                                                     444,812            399,708
      Increase in materials, supplies and inventories                                    (448,876)          (852,989)
      Increase in prepaid income taxes                                                    (47,218)
      Decrease in other current assets                                                    132,585            164,923
      Increase (decrease) in accounts payable                                              69,708           (413,024)
      Decrease in accrued expenses                                                       (137,211)          (100,556)
      Increase (decrease) in income taxes payable                                        (722,797)           211,503
      Decrease in deferred investment credits                                             (28,325)           (40,771)
      Increase (decrease) in deferred compensation                                          4,479            (46,521)
                                                                                     -------------      -------------
      Net cash provided by operating activities                                         5,373,110          5,611,236

Cash Flows from Investing Activities:
  Capital expenditures, net                                                            (3,345,661)        (4,176,370)
  Sales of marketable securities                                                                           1,323,145
  Increase in construction fund                                                          (108,588)            18,688
  Purchases of wireless telephone investments                                                                (16,876)
  Proceeds from (purchases of) other investments                                           67,561         (1,127,286)
  (Increase) decrease in other assets                                                     (34,149)            46,742
                                                                                     ------------       -------------
      Net cash used in investing activities                                            (3,420,837)        (3,931,957)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                          (3,109,995)        (3,095,508)
  Proceeds from issuance of notes payable and long-term debt                              625,176            470,000
  Issuance of common stock                                                                197,166            208,212
  Purchase of stock                                                                                       (1,120,862)
                                                                                     ------------       ---=---------
    Net cash used in financing activities                                              (2,287,653)        (3,538,158)
                                                                                     ------------       ---=---------
Net Decrease in Cash and Cash Equivalents                                                (335,380)        (1,858,879)
Cash and Cash Equivalents at Beginning of Period                                       13,083,481         13,834,110
                                                                                     -------------      -------------
Cash and Cash Equivalents at End of Period                                           $ 12,748,101       $ 11,975,231
                                                                                     =============      =============

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                    $  2,342,019       $  2,795,324
  Income taxes paid during the period                                                   2,395,341          1,897,232

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

Revenues are recognized when earned, regardless of the period in which they are billed. Network access revenues are furnished in conjunction with interexchange carriers and are determined by cost separation studies and nationwide average schedules. Revenues include estimates pending finalization of cost studies. Network access revenues are based upon interstate tariffs filed with the Federal Communications Commission by the National Exchange Carriers Association and state tariffs filed with state regulatory agencies. Access revenues have been adjusted for the estimated effect of bad debt write-offs due to the bankruptcy filings of two large interexchange carriers. Management believes recorded revenues are reasonable based on estimates of cost separation studies, which are typically settled within two years.

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets. The Company's effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The balance sheet and statement of stockholders' equity as of June 30, 2002 and the statements of income and comprehensive income and the statements of cash flows for the periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2002 and 2001 have been made.

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

During the first half of 2002, the Company tested the beginning value of its goodwill and intangible assets as required by SFAS No. 142. In valuing its operating units, the Company used the same valuation methodology it is using to negotiate the breakup of Alliance. The valuation is an average of access line and customer valuations and cashflow multiple valuations considered appropriate in the current marketplace. As a result of this test, the Company concluded that the carrying value of the goodwill and intangible assets in certain of its operating units exceeded the market value. Accordingly, the Company recognized an impairment loss and reduced its goodwill and intangible assets by $4,663,000. After income tax benefits of $121,000 and minority interest of $1,395,000, the charge against earnings was $3,147,000 which was recognized as a cumulative effect of change in accounting principle and carried back to the first quarter of 2002. The impairment loss came principally from the Company's 2000 acquisition of Hager TeleCom, Inc. ($4,089,000 charge) but also included charges from certain cable television acquisitions ($304,000 charge) as well as the Company's 1996 acquisition of Ollig Utilities, Inc. ($270,000 charge).

Changes in the Company's goodwill and intangible assets by segment are as follows:

                                               Hector                Alliance             Consolidated
                                         ---------------         ---------------         ---------------
Goodwill:
Balance December 31, 2001              $        623,721        $     53,039,029        $     53,662,750
Impairment loss                                (228,448)             (4,359,310)             (4,587,758)
                                        ----------------        ----------------        ----------------
Balance June 30, 2002                  $        395,273        $     48,679,719        $     49,074,992
                                        ================        ================        ================

                                               Hector                Alliance             Consolidated
                                         ---------------         ---------------         ---------------
Intangible assets:
Balance December 31, 2001              $         77,060        $        250,625        $        327,685
Additions                                                                34,149                  34,149
Amortization                                       (222)                                           (222)
Impairment loss                                 (75,282)                                        (75,282)
                                        ----------------        ---------------         ----------------
Balance June 30, 2002                  $          1,556        $        284,774        $        286,330
                                        ================        ================        ================

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

The following table provides, on a pro forma basis, financial information for the periods ended June 30 as if the provisions of SFAS 142 had been effective January 1, 2001. A calculation of pro forma earnings per share can be found in
Exhibit 11.


                                               Three Months Ended June 30                Six Months Ended June 30
                                           ---------------------------------        ----------------------------------
                                                   2002                2001                 2002                 2001
                                           -------------       -------------        -------------        -------------
Revenues                                   $   9,557,447       $  10,246,399        $  19,416,043        $  20,131,240
Costs and expenses                            (7,451,188)         (7,857,124)         (14,753,032)         (15,102,086)
Add back - Amortization expense                                      414,183                                   871,791
                                           -------------       -------------        -------------        -------------
Operating income                               2,106,259           2,803,458            4,663,011            5,900,945

Other income (expenses), net                    (396,684)            411,354             (551,050)            (418,396)
Add back -  pro rata share of Midwest
  Wireless Holdings LLC amortization                                 190,909                                   370,821
                                           -------------       -------------        -------------        -------------
Income before income taxes                     1,709,575           3,405,721            4,111,961            5,853,370

Income tax expense                              (677,000)         (1,209,000)          (1,597,000)          (2,068,000)
Tax effect of change in amortization                                 (76,000)                                 (148,000)
                                           -------------       -------------        -------------        -------------

Income before minority interest                1,032,575           2,120,721            2,514,961            3,637,370

Minority interest in earnings of
  Alliance Telecommunications Corporation       (294,870)           (454,190)            (692,531)            (711,653)
Change in minority interest due to
  change in amortization                                            (155,372)                                 (322,401)
                                           -------------       -------------        -------------        -------------
Adjusted income before cumulative
  effect of accounting change              $     737,705       $   1,511,159        $   1,822,430        $   2,603,316
                                           =============       =============        =============        =============



NOTE 3 - MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                            --------------    -------------     -------------    -------------
June 30, 2002                               $      260,980   $       55,655   $      (149,667)  $      166,968
December 31, 2001                                  260,980          172,159           (14,135)         419,004

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                                                                   Accumulated
                                                  Net            Deferred                             Other
                                                Unrealized        Income          Minority        Comprehensive
                                            Gains (Losses)         Taxes          Interest        Income (Loss)
                                         -----------------    -------------     -------------    --------------
June 30, 2002                               $      (94,012)  $       34,024   $        21,899   $      (38,089)
December 31, 2001                                  158,024          (66,791)          (19,921)          71,312

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $1,323,000 in the six-month period ended June 30, 2001. Gross realized gains on sales of securities were $1,323,000 in 2001. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless Holdings LLC, net of amortization, was $1,521,000 and $625,000 for the six-month periods ended June 30, 2002 and 2001 respectively. Cash distributions received from Midwest Wireless Holdings LLC were $377,000 and $413,000 in 2002 and 2001, respectively. At June 30, 2002, the Company owned 10.4% of Midwest Wireless Holdings LLC. Income statement information for Midwest Wireless Holdings, LLC for the three and six month periods ended June 30, 2002 and 2001 was as follows:

                          Three Months Ended June 30                   Six Months Ended June 30
                              2002                 2001                 2002                 2001
                       ------------         ------------         ------------         ------------
Revenues               $ 39,601,907         $ 32,203,959         $ 75,001,088         $ 61,148,940
Expenses                (31,615,463)         (27,059,171)         (58,455,197)         (52,711,568)
Minority interest          (962,914)            (580,333)          (1,928,420)            (951,736)
Net income                7,023,530            4,564,455           14,617,471            7,485,636

Losses from the Company's Wireless North LLC PCS investments were $17,000 in the first six months of 2001. During the third quarter of 2001, Wireless North LLC defaulted on its loan payment obligations to its primary lender. As a result of this default, the Company paid $1,091,000 plus interest to settle the loan guarantees it had made to the bank on Wireless North's behalf. The Company does not expect to make additional expenditures or receive additional income from this investment.

NOTE 5 - OTHER INVESTMENTS

Other investments consist of Rural Telephone Bank stock, CoBank stock and investments in stock companies and partnerships of other telecommunications service providers. Long-term investments in companies that are not intended for resale or are not readily marketable are valued at cost, which does not exceed net realizable value. Investments in joint ventures, partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations. Other assets are cable television franchises owned by the Company and other deferred charges.

NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Segment information is as follows:



                                                    Hector                Alliance           Consolidated
                                           ---------------          ---------------        ---------------
Six Months Ended June 30, 2002
Revenues                                   $     4,753,657        $     14,662,386        $     19,416,043
Costs and expenses                               4,220,043              10,532,989              14,753,032
                                           ---------------         ---------------         ---------------
Operating income                                   533,614               4,129,397               4,663,011
Interest expense                                  (460,172)             (1,886,561)             (2,346,733)
Interest and dividend income                        51,375                 117,159                 168,534
Income from unconsolidated affiliates              459,986               1,167,163               1,627,149
                                           ---------------         ---------------         ---------------
Income before income taxes                 $       584,803        $      3,527,158        $      4,111,961
                                           ===============         ===============         ===============
Depreciation and amortization              $     1,550,957        $      3,290,307        $      4,841,264
                                           ===============         ===============         ===============
Total assets                               $    30,683,298        $    122,065,842        $    152,749,140
                                           ===============         ===============         ===============
Capital expenditures                       $       547,653        $      2,798,008        $      3,345,661
                                           ===============         ===============         ===============

                                                    Hector                Alliance            Consolidated
                                           ---------------         ---------------         ---------------
Six Months Ended June 30, 2001
Revenues                                   $     4,720,013        $     15,411,227        $     20,131,240
Costs and expenses                               4,001,093              11,100,993              15,102,086
                                           ---------------         ---------------         ---------------
Operating income                                   718,920               4,310,234               5,029,154
Interest expense                                  (488,315)             (2,298,989)             (2,787,304)
Interest and dividend income                       136,426                 168,976                 305,402
Gain on sale of marketable securities                                    1,323,145               1,323,145
Income from unconsolidated affiliates              195,810                 544,551                 740,361
                                           ---------------         ---------------         ---------------
Income before income taxes                 $       562,841        $      4,047,917        $      4,610,758
                                           ===============         ===============         ===============
Depreciation and amortization              $     1,565,248        $      3,831,302        $      5,396,550
                                           ===============         ===============         ===============
Total assets                               $    28,739,174        $    128,285,761        $    157,024,935
                                           ===============         ===============         ===============
Capital expenditures                       $     1,223,811        $      2,952,559        $      4,176,370
                                           ===============         ===============         ===============

                                                    Hector                Alliance            Consolidated
                                           ---------------         ---------------         ---------------
Three Months Ended June 30, 2002
Revenues                                   $     2,362,289        $      7,195,158        $      9,557,447
Costs and expenses                               2,189,341               5,261,847               7,451,188
                                           ---------------         ---------------         ---------------
Operating income                                   172,948               1,933,311               2,106,259
Interest expense                                  (230,444)               (986,823)             (1,217,267)
Interest and dividend income                        23,590                  49,663                  73,253
Income from unconsolidated affiliates              219,013                 528,317                 747,330
                                           ---------------         ---------------         ---------------
Income before income taxes                 $       185,107        $      1,524,468        $      1,709,575
                                           ===============         ===============         ===============
Depreciation and amortization              $       775,701        $      1,623,885        $      2,399,586
                                           ===============         ===============         ===============
Capital expenditures                       $       262,334        $      2,081,499        $      2,343,833
                                           ===============         ===============         ===============

                                                    Hector                Alliance            Consolidated
                                           ---------------         ---------------         ---------------
Three Months Ended June 30, 2001
Revenues                                   $     2,404,772        $      7,841,627        $     10,246,399
Costs and expenses                               2,051,160               5,805,964               7,857,124
                                           ---------------         ---------------         ---------------
Operating income                                   353,612               2,035,663               2,389,275
Interest expense                                  (240,538)             (1,151,907)             (1,392,445)
Interest and dividend income                        59,218                  76,559                 135,777
Gain on sale of marketable securities                                    1,323,145               1,323,145
Income from unconsolidated affiliates              130,993                 213,884                 344,877
                                           ---------------         ---------------         ---------------
Income before income taxes                 $       303,285        $      2,497,344        $      2,800,629
                                           ===============         ===============         ===============
Depreciation and amortization              $       782,624        $      1,903,707        $      2,686,331
                                           ===============         ===============         ===============
Capital expenditures                       $       711,138        $      2,323,262        $      3,034,400
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

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,618 access lines in 9 rural communities in Minnesota and Wisconsin at June 30, 2002. HCC, through its subsidiaries, also provides cable television service to 4,693 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,410 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at June 30, 2002. Alliance, through its subsidiaries, also served 8,934 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

                   Six Months Ended June 30, 2002 Compared to
                         Six Months Ended June 30, 2001

Consolidated revenues decreased to $19,416,000 in 2002 from $20,131,000 in 2001. The revenue breakdown by operating group was as follows:

                                             Hector                                   Alliance
                              ------------------------------------      -----------------------------------
                                         2002                2001                  2002                2001
                              ----------------    ----------------      ---------------     ---------------
Local network                 $        797,825    $        774,758      $     2,890,556     $     2,727,740
Network access                       2,617,902           2,690,133            7,708,500           8,644,052
Nonregulated activities:
  Cable television                     758,888             718,534            1,394,363           1,306,478
  Internet                             222,187             131,759              931,244             793,773
  Billing and collection                47,021              70,990              152,084             202,861
  Other                                309,834             333,839            1,585,639           1,736,323
                              ----------------    ----------------      ---------------     ---------------
                              $      4,753,657    $      4,720,013      $    14,662,386     $    15,411,227
                              ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $186,000 or 5%. The increase was primarily due to a local service rate increase in one of Alliance's telephone companies. Access lines served were 39,028 at June 30, 2002 compared to 38,836 at June 30, 2001. Access line growth is being reduced by increasing customer acceptance of digital subscriber line service ("DSL") as their internet platform. DSL customers can access voice and data networks simultaneously over their telephone lines, eliminating the need for many second lines. At June 30, 2002 the Company had 1,695 DSL customers and 9,469 dial-up internet customers, a 20% increase from 2001 in the number of customers subscribing to some form of broadband service. Network access revenues decreased $1,008,000 or 9%. Access revenues were negatively affected by the $584,000 of reserves established due to the bankruptcy of two large interexchange carriers and by lower intrastate access revenues from the Company's Iowa and South Dakota exchanges.

Nonregulated revenues from all sources increased $107,000 or 2%. Cable television revenues increased $128,000 or 6% due to the acquisition of additional cable systems in the second quarter of 2001. Internet service revenues increased $228,000 or 25% due to increases in the number of total customers and the migration of dial-up customers to more expensive, higher speed DSL service. Lower billing and collection revenues and lower revenues from leases of fiber-optic transport facilities negatively affected nonregulated revenues.

Consolidated operating costs and expenses were $14,753,000 in 2002 compared to $15,102,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $14,230,000. Costs and expenses by operating group were as follows:

                                             Hector                                   Alliance
                              ------------------------------------      -----------------------------------
                                         2002                2001                  2002                2001
                              ----------------    ----------------      ---------------     ---------------
Plant operations              $        779,036    $        743,483      $     1,824,332     $     2,200,986
Customer operations                    195,734             178,012            1,083,359           1,105,085
Other operating expenses:
  Operating taxes                       74,242              70,111              187,867             196,925
  Cable television                     565,136             450,708            1,065,031             932,527
  Internet                              95,275             101,552              596,319             631,017
  Other                                164,596             116,288              592,857             558,792
General and administrative             795,067             775,691            1,892,917           1,644,359
Depreciation and amortization        1,550,957           1,565,248            3,290,307           3,831,302
                              ----------------    ----------------      ---------------     ---------------
                              $      4,220,043    $      4,001,093      $    10,532,989     $    11,100,993
                              ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses decreased $341,000 or 12% due to increased capitalization of labor expenditures for new construction projects. Customer operations expenses decreased $4,000. Other operating expenses increased $288,000 or 9% due to higher cable television operating expenses. General and administrative expenses increased $268,000 or 11%. Depreciation expense increased $317,000 due to depreciation on new plant additions. Amortization expense decreased $872,000 due to adoption of SFAS 142. Consolidated operating income decreased $366,000 to $4,663,000.

Interest expenses decreased $441,000 due to patronage accruals on interest payments made by the Company to CoBank, lower interest rates on floating portions of the Company's debt and principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $137,000 due to lower interest rates earned on invested cash balances. The Company recorded gains on sales of marketable securities of $1,323,000 in the 2001 period.

The Company had income from unconsolidated affiliates (its partnership and LLC investments) of $1,627,000 for the 2002 period compared to income of $740,000 in 2001 (Note 4). Income recorded from the Company's investment in Midwest Wireless Holdings LLC benefited from the adoption of SFAS 142 (Note 2).

Income before income taxes decreased to $4,112,000 in 2002 from $4,611,000 in 2001. The Company's effective income tax rate decreased to 39% in 2002 from 45% in 2001 due to elimination of the effect of non-deductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $2,515,000 in 2002 from $2,543,000 in 2001. Minority interests in earnings of Alliance were $693,000 compared to $712,000 in 2001. Income before change in accounting principle decreased to $1,822,000 compared to $1,831,000 in 2001. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest (Note 2). The Company had a net loss of $1,324,000 in 2002 compared to net income of $1,831,000 in 2001.

                  Three Months Ended June 30, 2002 Compared to
                        Three Months Ended June 30, 2001

Consolidated revenues decreased to $9,557,000 in 2002 from $10,246,000 in 2001. The revenue breakdown by operating group was as follows:

                                             Hector                                   Alliance
                              ------------------------------------      -----------------------------------
                                         2002                2001                  2002                2001
                              ----------------    ----------------      ---------------     ---------------
Local network                 $        409,094    $        392,941      $     1,490,157     $     1,412,356
Network access                       1,281,344           1,379,352            3,624,804           4,331,343
Nonregulated activities:
  Cable television                     384,963             361,829              712,774             675,375
  Internet                             111,177              70,860              480,388             410,013
  Billing and collection                21,527              34,547               76,475              99,094
  Other                                154,184             165,243              810,560             913,446
                              ----------------    ----------------      ---------------     ---------------
                              $      2,362,289    $      2,404,772      $     7,195,158     $     7,841,627
                              ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $94,000 or 5%. The increase was primarily due to a local service rate increase in one of Alliance's telephone companies. Network access revenues decreased $805,000 or 14%. Access revenues were negatively affected by $451,000 of reserves established in the 2002 period due to the bankruptcy of a large interexchange carrier and by lower intrastate access revenues from the Company's Iowa and South Dakota exchanges.

Nonregulated revenues from all sources increased $22,000 or 1%. Cable television revenues increased $61,000 or 6% due to the acquisition of additional cable systems in the second quarter of 2001. Internet service revenues increased $111,000 or 23% due to increases in the number of total customers and the migration of dial-up customers to more expensive, higher speed DSL service. Lower billing and collection revenues and lower revenues from leases of fiber-optic transport facilities negatively affected nonregulated revenues.

Consolidated operating costs and expenses were $7,451,000 in 2002 compared to $7,857,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $7,443,000. Costs and expenses by operating group were as follows:

                                             Hector                                   Alliance
                              ------------------------------------      -----------------------------------
                                         2002                2001                  2002                2001
                              ----------------    ----------------      ---------------     ---------------
Plant operations              $        395,442    $        395,066      $       901,055     $     1,203,545
Customer operations                    116,563              93,776              568,038             548,382
Other operating expenses:
  Operating taxes                       37,500              38,104               92,215             100,649
  Cable television                     297,656             221,551              492,733             537,496
  Internet                              44,810              45,045              314,409             346,327
  Other                                121,292              80,970              323,578             333,150
General and administrative             400,377             394,024              945,934             832,708
Depreciation and amortization          775,701             782,624            1,623,885           1,903,707
                              ----------------    ----------------      ---------------     ---------------
                              $      2,189,341    $      2,051,160      $     5,261,847     $     5,805,964
                              ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses decreased $302,000 or 19% due to increased capitalization of labor expenditures for new plant construction. Customer operations expenses increased $42,000, or 7%. Other operating expenses increased $21,000 or 1% due to higher cable television operating expenses. General and administrative expenses increased $120,000 or 10%. Depreciation expense increased $127,000 due to depreciation on new plant additions. Amortization expense decreased $414,000 due to adoption of SFAS 142. Consolidated operating income decreased $283,000 to $2,106,000.

Interest expenses decreased $175,000 due to lower interest rates on floating portions of the Company's debt and principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $63,000 due to lower interest rates earned on invested cash balances. The Company recorded gains on sales of marketable securities of $1,323,000 in the 2001 period.

The Company had income from unconsolidated affiliates (its partnership and LLC investments) of $747,000 for the 2002 period compared to income of $345,000 in 2001 (Note 4). Income recorded from the Company's investment in Midwest Wireless Holdings LLC benefited from the adoption of SFAS 142 (Note 2).

Income before income taxes decreased to $1,710,000 in 2002 from $2,801,000 in 2001. The Company's effective income tax rate decreased to 40% in 2002 from 43% in 2001 due to elimination of the effect of non-deductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $1,033,000 in 2002 from $1,592,000 in 2001. Minority interests in earnings of Alliance were $295,000 compared to $454,000 in 2001. Net income decreased to $738,000 in 2002 from $1,137,000 in 2001.

                         Liquidity and Capital Resources

Cash flows from consolidated operating activities for the six-month periods were $5,373,000 and $5,611,000 in 2002 and 2001, respectively. At June 30, 2002, the
Company's cash, cash equivalents and marketable securities totaled $12,915,000 compared to $13,502,000 at December 31, 2001. Alliance's cash and securities were $6,558,000 of this total. Working capital at June 30, 2002 was $7,902,000 compared to $7,633,000 at December 31, 2001. The current ratio was 1.7 to 1 at June 30, 2002.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2002 and 2001 six-month periods were $548,000 and $1,224,000, respectively. Alliance's plant additions in the same periods were $2,798,000 and $2,953,000, respectively. Plant additions for 2002 for Hector and Alliance are expected to total $2,993,000 and $7,165,000, respectively, and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network. The Company finances its plant improvements using a combination of internal funds and borrowings from the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Borrowings from RUS and RTB in the six-month periods ended June 30, 2002 and 2001 were $625,000 and $470,000, respectively.

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

The Company is continuing to negotiate with Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc. (its minority partners) regarding the breakup of Alliance Telecommunications Corporation, which is currently 68% owned by the Company. The Company is contemplating a transaction in which it exchanges its ownership interests in Sioux Valley Telephone Company and Hills Telephone Company and a portion of its ownership interest in other telecommunications investments in return for its partners minority ownership interest in the remainder of Alliance. The minority partners would also assume a portion of the acquisition debt the Company incurred in setting up Alliance and acquiring Ollig Utilities, Inc. in 1996. Sioux Valley Telephone Company and Hills Telephone Company serve 8,700 telephone access lines and 2,400 cable television customers. Revenues from these operations in 2001 (twelve months) totaled $9,560,000. The Company expects to announce a definitive agreement on the breakup during the third quarter of 2002, with the intention of completing the breakup before the end of 2002.

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. Following the events of September 11, 2001, the Company's Board of Directors authorized the repurchase of 250,000 additional shares of stock, if warranted by market conditions. During 2001, the Company purchased and retired 109,704 shares of common stock. No shares have been repurchased in 2002. At June 30, 2002, 295,515 shares could be purchased under the remaining authorization. The Company received $197,000 and $208,000 from exercises of employee stock options in the first six months of 2002 and 2001, respectively.

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

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 16, 2002 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 3,508,879 of which 3,081,181 were present either in person or by proxy. Shareholders re-elected board members Curtis A. Sampson and Steven H. Sjogren and elected new board member Ronald J. Bach to three-year terms expiring at the 2005 Annual Meeting of Shareholders. Shareholders elected new board members Luella Gross Goldberg and Gerald D. Pint to one-year terms expiring at the 2003 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                         In Favor            Abstaining
     Curtis A. Sampson                  3,055,292                26,989
     Steven H. Sjogren                  3,053,192                29,089
     Ronald J. Bach                     3,069,496                12,785
     Luella Gross Goldberg              3,068,082                13,099
     Gerald D. Pint                     3,067,919                13,262

Robert L. Hammond resigned from the Board effective at the 2002 Annual Meeting.

Board members continuing in office are Paul A. Hoff (whose term expires at the 2003 Annual Meeting of Shareholders) and James O. Ericson, Paul N. Hanson and Wayne E. Sampson (whose terms expire at the 2004 Annual Meeting of Shareholders).

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

                                              Hector Communications Corporation

                                              By  /s/Charles A. Braun
                                                --------------------------------
                                                Charles A. Braun
                                                Chief Financial Officer
Date:  August 14, 2002



             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                EXHIBIT 11
                    CALCULATION OF EARNINGS PER SHARE

                                                                                  Six Months Ended June 30
                                                                ----------------------------------------------------
Basic:                                                               2002                2001         2001 Pro forma
-------                                                         -----------          ----------       --------------

Income before cumulative effect of
  change in accounting principle                                $ 1,822,430         $ 1,831,105         $ 2,603,316
Cumulative effect of accounting change                           (3,146,569)
                                                                -----------         -----------         -----------
Net income (loss)                                               $(1,324,139)        $ 1,831,105         $ 2,603,316
                                                                ===========         ===========         ===========

Common shares:

  Weighted average number of common shares outstanding            3,502,896           3,482,707           3,482,707
                                                                ===========         ===========         ===========

Net income (loss) per common share:
Before cumulative effect of change in accounting principle      $       .52         $       .53         $       .75
Cumulative effect of accounting change                                 (.90)
                                                                -----------         -----------         -----------
Net income (loss) per common share                              $      (.38)        $       .53         $       .75
                                                                ===========         ===========         ===========

Diluted:
-------------

Income before cumulative effect of
  change in accounting principle                                $ 1,822,430         $ 1,831,105         $ 2,603,316
Cumulative effect of accounting change                           (3,146,569)
                                                                -----------         -----------         -----------
Net income (loss)                                               $(1,324,139)        $ 1,831,105         $ 2,603,316
                                                                ===========         ===========         ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding            3,502,896           3,482,707           3,482,707
  Dilutive effect of convertible preferred shares outstanding       220,100             221,300             221,300
  Dilutive effect of stock options outstanding after
     application of treasury stock method                            87,266              41,753              41,753
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                   1,833                 181                 181
                                                                -----------         -----------         -----------
                                                                  3,812,095           3,745,941           3,745,941
                                                                ===========         ===========         ===========

Diluted net income (loss) per share
Before cumulative effect of change in accounting principle      $       .48         $       .49         $       .69
Cumulative effect of accounting change                                 (.83)
                                                                -----------         -----------         -----------
Diluted net income (loss) per share                             $     (.35)         $       .49         $       .69
                                                                ===========         ===========         ===========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect
January 1, 2001 (Note 2).


             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                EXHIBIT 11
                    CALCULATION OF EARNINGS PER SHARE

                                                                              Three Months Ended June 30
                                                                ----------------------------------------------------
Basic:                                                                2002                2001        2001 Pro forma
-------                                                         -----------         -----------       --------------

Net income                                                      $   737,705         $ 1,137,439         $ 1,511,159
                                                                ===========         ===========         ===========

Common shares:

  Weighted average number of common shares outstanding            3,511,737           3,483,915           3,483,915
                                                                ===========         ===========         ===========

Net income per common share                                     $       .21         $       .33         $       .43
                                                                ===========         ===========         ===========

Diluted:
-------------

Income before cumulative effect of
  change in accounting principle                                $   737,705         $ 1,137,439         $ 1,511,159
Cumulative effect of accounting change
                                                                -----------         -----------         -----------
Net income                                                      $   737,705         $ 1,137,439         $ 1,511,159
                                                                ===========         ===========         ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding            3,511,737           3,483,915           3,483,915
  Dilutive effect of convertible preferred shares outstanding       220,100             221,300             221,300
  Dilutive effect of stock options outstanding after
     application of treasury stock method                            69,637              49,616              49,616
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                   1,506                 657                 657
                                                                -----------         -----------         -----------
                                                                  3,802,980           3,755,488           3,755,488
                                                                ===========         ===========         ===========

Diluted net income per share                                    $       .19         $       .30         $       .40
                                                                ===========         ===========         ===========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect
January 1, 2001 (Note 2)