Form 10-Q/A
period 2002-06-30
HECTOR COMMUNICATIONS CORP
filed 2002-08-14
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-Q/Amendment No. 1
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                     Total Pages (21) Exhibit at Pages 19-20
--------------------------------------------------------------------------------

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
                                                                ===========         ===========         ===========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect
January 1, 2001 (Note 2)

                                 CERTIFICATION

The undersigned certifies pursuant to 18 U.S.C. 1350 that:

(1) The accompanying report on Form 10-Q fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 By  /s/ Curtis A. Sampson
                                                    -------------------------
                                                    Curtis A. Sampson
                                                    Chairman and
August 14, 2002                                     Chief Executive Officer

                                                 By  /s/ Charles A. Braun
                                                    -------------------------
                                                    Charles A. Braun
                                                    Vice President and
August 14, 2002                                     Chief Financial Officer