Form 10-Q
period 2002-09-30
HECTOR COMMUNICATIONS CORP
filed 2002-11-14
CIK 863437

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

For the quarterly period ended               SEPTEMBER 30, 2002
                               -------------------------------------------------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                Outstanding at October 31, 2002
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                      3,483,966

                                Total Pages (22)
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                             3

              Consolidated Statements of Income                       4

              Consolidated Statements of Comprehensive Income         5

              Consolidated Statement of Stockholders' Equity          5

              Consolidated Statements of Cash Flows                   6

              Notes to Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          12

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                      17

         Item 4.  Controls and Procedures                            18

Part II.  Other Information                                          18

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share              19
         Exhibit 99.1 - Certification of Chief Executive Officer     21
         Exhibit 99.2 - Certification of Chief Financial Officer     22

PART I. FINANCIAL INFORMATION

                                         HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                                                     CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)
                                                                            September 30           December 31
Assets:                                                                            2002                  2001
                                                                            ------------          ------------
Current assets:
  Cash and cash equivalents                                                 $ 11,743,449          $ 13,083,481
  Construction fund                                                            1,544,647               759,934
  Accounts receivable, net                                                     5,314,719             4,736,131
  Materials, supplies and inventories                                          1,713,471             1,249,109
  Other current assets                                                           302,824               186,451
                                                                            ------------          ------------
    Total current assets                                                      20,619,110            20,015,106

Property, plant and equipment                                                113,681,634           107,225,400
  less accumulated depreciation                                              (56,857,176)          (49,863,075)
                                                                            ------------          ------------
    Net property, plant and equipment                                         56,824,458            57,362,325
Other assets:
  Excess of cost over net assets acquired, net                                49,074,993            53,662,750
  Marketable securities                                                          137,165               419,004
  Wireless telephone investments                                              15,951,211            14,174,179
  Other investments                                                           12,428,267            12,290,004
  Other assets                                                                   281,133               327,685
                                                                            ------------          ------------
    Total other assets                                                        77,872,769            80,873,622
                                                                            ------------          ------------
Total Assets                                                                $155,316,337          $158,251,053
                                                                            ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                       $  7,071,900          $  6,752,100
  Accounts payable                                                             2,827,818             2,497,804
  Accrued expenses                                                             2,620,674             2,409,669
  Income taxes payable                                                           547,116               722,797
                                                                            ------------          ------------
    Total current liabilities                                                 13,067,508            12,382,370
Long-term debt, less current portion                                          76,576,555            79,641,269
Deferred investment tax credits                                                   18,457                48,269
Deferred income taxes                                                          5,740,892             5,975,119
Deferred compensation                                                            933,748               931,529
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                    16,808,243            17,031,204

Stockholders' Equity:
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 220,100 issued and outstanding                         220,100               220,100
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,501,028 and 3,476,569 shares issued and outstanding                         35,010                34,766
  Additional paid-in capital                                                  13,413,562            13,212,970
  Retained earnings                                                           28,557,493            28,702,145
  Accumulated other comprehensive income (loss)                                  (55,231)               71,312
                                                                            ------------          ------------
    Total stockholders' equity                                                42,170,934            42,241,293
                                                                            ------------          ------------
Total Liabilities and Stockholders' Equity                                  $155,316,337          $158,251,053
                                                                            ============          ============

See notes to consolidated financial statements.


                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)

                                          Three Months Ended September 30   Nine Months Ended September 30
                                          -------------------------------  -------------------------------
                                                   2002             2001            2002             2001
                                          --------------   --------------  --------------   --------------
Revenues:
  Local network                           $    1,919,020   $    1,819,726  $    5,607,401   $    5,322,224
  Network access                               5,627,354        5,686,479      15,953,756       17,020,664
  Nonregulated:
    Cable television                           1,138,787        1,055,776       3,292,038        3,080,788
    Internet                                     620,274          515,343       1,773,705        1,440,875
    Billing and collection                        91,708          142,504         290,813          416,355
    Other                                      1,038,435        1,166,298       2,933,908        3,236,460
                                          --------------   --------------  --------------   --------------
    Total revenues                            10,435,578       10,386,126      29,851,621       30,517,366

Costs and expenses:
  Plant operations                             1,221,951        1,212,395       3,825,319        4,156,864
  Customer operations                            590,433          631,169       1,869,526        1,914,266
  Other operating expenses:
    Operating taxes                              150,543          158,605         412,652          425,641
    Cable television                             809,702          731,492       2,439,869        2,114,727
    Internet                                     382,547          167,265       1,074,141          899,834
    Other                                        329,561          575,159       1,087,014        1,250,239
  General and administrative                   1,194,603        1,031,634       3,882,587        3,451,684
  Depreciation and amortization                2,405,214        2,849,433       7,246,478        8,245,983
                                          --------------   --------------  --------------   --------------
    Total costs and expenses                   7,084,554        7,357,152      21,837,586       22,459,238

Operating income                               3,351,024        3,028,974       8,014,035        8,058,128

Other income and (expenses):
  Interest expense                            (1,224,001)      (1,326,627)     (3,570,734)      (4,113,931)
  Gain on sale of marketable securities                         2,335,909                        3,659,054
  Interest and dividend income                    77,852          127,648         246,386          433,050
  Income from investments in
    unconsolidated affiliates                    908,973          704,842       2,536,122        1,445,203
                                          --------------   --------------  --------------   --------------
    Other expense, net                          (237,176)       1,841,772        (788,226)       1,423,376

Income before income taxes                     3,113,848        4,870,746       7,225,809        9,481,504

Income tax expense                             1,263,000        2,093,000       2,860,000        4,161,000
                                          --------------   --------------  --------------   --------------

Income before minority interest                1,850,848        2,777,746       4,365,809        5,320,504

Minority interest in earnings of
  Alliance Telecommunications Corporation        522,048          809,196       1,214,579        1,520,849
                                          --------------   --------------  --------------   --------------
Income before cummulative effect of change
  in accounting principle                      1,328,800        1,968,550       3,151,230        3,799,655

Cumulative effect of change in accounting
  principle, net of income taxes and
  minority interest                                                            (3,146,569)
                                          --------------   --------------  --------------   --------------
Net income                                $    1,328,800   $    1,968,550  $        4,661   $    3,799,655
                                          ==============   ==============  ==============   ==============

Basic net income per share
  Before cumulative effect of
   change in accounting principle         $          .38   $          .57  $          .90   $         1.09
  Cumulative effect of change
   in accounting principle                                                           (.90)
                                          --------------   --------------  --------------   --------------
                                          $          .38   $          .57  $            -   $         1.09
                                          ==============   ==============  ==============   ==============

Diluted net income per share
  Before cumulative effect of
   change in accounting principle         $          .35   $          .52  $          .83   $         1.01
  Cumulative effect of change
   in accounting principle                                                           (.83)
                                          --------------   -------------- ---------------   --------------
                                          $          .35   $          .52  $            -   $         1.01
                                          ==============   ============== ===============   ==============

See notes to consolidated financial statements.


                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               (unaudited)

                                          Three Months Ended September 30   Nine Months Ended September 30
                                          -------------------------------  -------------------------------
                                                   2002             2001            2002             2001
                                          --------------   --------------  --------------   --------------

Net income                                $    1,328,800   $    1,968,550  $        4,661   $    3,799,655

Other comprehensive income (loss):
  Unrealized holding gains (losses)
   on marketable securities                      (29,803)         161,968        (281,839)       1,216,838
  Less: Reclassification adjustment for
    gains included in net income                               (2,335,909)                      (3,659,054)
                                          --------------   --------------  --------------   --------------
Other comprehensive income (loss)
  before income taxes                            (29,803)      (2,173,941)       (281,839)      (2,442,216)
Income tax benefit related to unrealized
  holding gains (losses) on
  marketable securities                          (11,920)          64,787        (112,735)         486,735
Income taxes related to reclassification
  adjustment for gains included in
  net income                                                     (965,118)                      (1,494,376)
Minority interest in other comprehensive
  income (loss) of Alliance
  Telecommunications Corporation                    (741)        (407,804)        (42,561)        (453,634)
                                          --------------   --------------  --------------   --------------
Other comprehensive income (loss)                (17,142)        (865,806)       (126,543)        (980,941)
                                          --------------   --------------  --------------   --------------
Comprehensive income (loss)               $    1,311,658   $    1,102,744  $     (121,882)  $    2,818,714
                                          ==============   ==============  ==============   ==============

See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                                                          Additional                      Other
                                   Preferred Stock        Common Stock       Paid-in     Retained   Comprehensive
                                   Shares    Amount      Shares   Amount     Capital     Earnings        Income       Total
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT DECEMBER 31, 2001      220,100   220,100   3,476,569  $34,766  $13,212,970   $28,702,145  $    71,312   $42,241,293
Net loss                                                                                      4,661                      4,661
Issuance of common stock under
 Employee Stock Option Plan, net                         37,159      371      196,794                                  197,165
Issuance of common stock under
 Employee Stock Purchase Plan                            11,578      116       96,827                                   96,943
Purchase and retirement of
 common stock                                           (24,278)    (243)     (93,029)     (149,313)                  (242,585)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                                  (126,543)     (126,543)
                                  -------  --------   ---------  -------  -----------   -----------   ----------   -----------
BALANCE AT SEPTEMBR 30, 2002      220,100  $220,100   3,501,028  $35,010  $13,413,562   $28,557,493  $   (55,231)  $42,170,934
                                  =======  ========   =========  =======  ===========   ===========   ==========   ===========

See notes to consolidated financial statements.


                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                                                    Nine Months Ended September 30
                                                                    ------------------------------
                                                                            2002            2001
                                                                      -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                         $      4,661    $  3,799,655
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Noncash cumulative effect of change in accounting principle         3,146,569
    Depreciation and amortization                                       7,246,478       8,245,983
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                    1,214,579       1,520,849
    Gain on sales of marketable securities                                             (3,659,054)
    Income from unconsolidated affiliates                              (2,536,122)     (1,445,203)
    Proceeds from wireless telephone investments                          598,443         657,293
    Changes in assets and liabilities:
      Accounts receivable                                                (578,588)         80,325
      Materials, supplies and inventories                                (464,362)       (917,746)
      Other current assets                                               (116,373)        (73,206)
      Accounts payable                                                    330,014        (276,151)
      Accrued expenses                                                    211,005        (189,131)
      Income taxes payable                                               (175,681)      1,332,229
      Deferred investment credits                                         (29,812)        (55,291)
      Deferred taxes                                                                      (34,946)
      Deferred compensation                                                 2,219         (69,782)
                                                                      -----------     -----------
      Net cash provided by operating activities                         8,853,030       8,915,824

Cash Flows from Investing Activities:
  Capital expenditures, net                                            (6,708,279)     (6,855,705)
  Sales of marketable securities                                                        1,323,145
  Increase in construction fund                                          (784,713)       (182,406)
  Purchases of wireless telephone investments                                          (1,128,606)
  Proceeds from (purchases of) other investments                           22,384        (968,332)
  Increase in other assets                                                (29,063)        (49,307)
                                                                      -----------     -----------
      Net cash used in investing activities                            (7,499,671)     (7,861,211)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                          (3,633,090)     (4,302,391)
  Proceeds from issuance of notes payable and long-term debt              888,176         470,000
  Issuance of common stock                                                294,108         455,609
  Purchase of stock                                                      (242,585)     (1,140,632)
                                                                      -----------     -----------
    Net cash used in financing activities                              (2,693,391)     (4,517,414)
                                                                      -----------     -----------
Net Decrease in Cash and Cash Equivalents                              (1,340,032)     (3,462,801)
Cash and Cash Equivalents at Beginning of Period                       13,083,481      13,834,110
                                                                      -----------     -----------
Cash and Cash Equivalents at End of Period                           $ 11,743,449    $ 10,371,309
                                                                      ===========     ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                    $  3,567,065    $  4,380,535
  Income taxes paid during the period                                   3,065,493       2,884,063

See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The balance sheet and statement of stockholders' equity as of September 30, 2002 and the statements of income, comprehensive income and cash flows for the periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2002 and 2001 have been made.

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

At December 31, 2001 the Company had excess of cost over net assets acquired or "goodwill" of $53,663,000, which was net of an amortization reserve of $10,025,000. The Company also had an investment in cable television franchises of $77,000, net of an amortization reserve of $146,000. The Company determined that these assets have indefinite useful lives and ceased amortization effective January 1, 2002.

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

Changes in the Company's goodwill and intangible assets by segment are as follows:

                                   Hector          Alliance       Consolidated
                               -----------      ------------      ------------
Goodwill:
Balance December 31, 2001      $   623,721      $ 53,039,029      $ 53,662,750
Impairment loss                   (228,448)       (4,359,310)       (4,587,758)
                               -----------      ------------      ------------
Balance September 30, 2002     $   395,273      $ 48,679,719      $ 49,074,992
                               ===========      ============      ============

Intangible assets:
Balance December 31, 2001      $    77,060      $    250,625      $    327,685
Additions                            2,899            26,164            29,063
Amortization                          (333)                               (333)
Impairment loss                    (75,282)                            (75,282)
                               -----------      ------------      ------------
Balance September 30, 2002     $     4,344      $    276,789      $    281,133
                               ===========      ============      ============

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

The following table provides, on a pro forma basis, financial information for the periods ended September 30 as if the provisions of SFAS 142 had been effective January 1, 2001. A calculation of pro forma earnings per share can be found in Exhibit 11.

                                         Three Months Ended September 30   Nine Months Ended September 30
                                          -------------------------------  -------------------------------
                                                   2002             2001            2002             2001
                                          --------------   --------------  --------------   --------------
Revenues                                  $   10,435,578   $   10,386,126  $   29,851,621   $   30,517,366
Costs and expenses                            (7,084,554)      (7,357,152)    (21,837,586)     (22,459,238)
Add back - Amortization expense                                   499,961                        1,371,752
                                          --------------   --------------  --------------   --------------
Operating income                               3,351,024        3,528,935       8,014,035        9,429,880

Other income (expenses), net                    (237,176)       1,841,772        (788,226)       1,423,376
Add back -  pro rata share of Midwest
  Wireless Holdings LLC amortization                              185,733                          556,554
                                          --------------   --------------  --------------   --------------
Income before income taxes                     3,113,848        5,556,440       7,225,809       11,409,810

Income tax expense                            (1,263,000)      (2,093,000)     (2,860,000)      (4,161,000)
Tax effect of change in amortization                              (75,000)                        (223,000)
                                          --------------   --------------  --------------   --------------

Income before minority interest                1,850,848        3,388,440       4,365,809        7,025,810

Minority interest in earnings of
  Alliance Telecommunications Corp.             (522,048)        (809,196)     (1,214,579)      (1,520,849)
Change in minority interest due to
  change in amortization                                         (181,465)                        (503,867)
                                          --------------   --------------  --------------   --------------
Adjusted income before cumulative
  effect of accounting change             $    1,328,800   $    2,397,779  $    3,151,230   $    5,001,094
                                          ==============   ==============  ==============   ==============


NOTE 3 - MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio is classified as available-for-sale. The cost and fair value of available-for-sale investment securities was as follows:

                                                                   Gross            Gross
                                                                Unrealized       Unrealized           Fair
                                                 Cost              Gains           Losses             Value
                                            --------------    -------------     -------------    -------------
September 30, 2002                          $      260,980    $      42,698     $    (166,513)   $     137,615
December 31, 2001                                  260,980          172,159           (14,135)         419,004


Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

                                                                                                   Accumulated
                                                  Net            Deferred                             Other
                                                Unrealized        Income          Minority        Comprehensive
                                            Gains (Losses)         Taxes          Interest        Income (Loss)
                                            ---------------   -------------     -------------    -------------
September 30, 2002                          $     (123,815)   $      45,944     $      22,640    $     (55,231)
December 31, 2001                                  158,024          (66,791)          (19,921)          71,312

These amounts have no cash effect and are not included in the statement of cash flows.

Proceeds from sales of available-for-sale securities were $1,323,000 in the nine-month period ended September 30, 2001. Accounts receivable from sales of securities were $2,352,000 at September 30, 2001. Gross realized gains on sales of securities were $3,659,000 in 2001. Realized gains on sales are based on the difference between net sales proceeds and the book value of securities sold, using the specific identification method.

NOTE 4 - WIRELESS TELEPHONE INVESTMENTS

The Company's investments in wireless telephone partnerships and limited liability companies are recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses.

Income recognized on the Company's investment in Midwest Wireless Holdings LLC, net of amortization, was $2,375,000 and $1,030,000 for the nine month periods ended September 30, 2002 and 2001 respectively. Cash distributions received from Midwest Wireless Holdings LLC were $598,000 and $657,000 in 2002 and 2001, respectively. At September 30, 2002, the Company owned 10.4% of Midwest Wireless Holdings LLC. Income statement information for Midwest Wireless Holdings, LLC for the three and nine month periods ended September 30, 2002 and 2001 was as follows:

                Three Months Ended September 30   Nine Months Ended September 30
                          2002           2001              2002           2001
                   ------------   ------------      ------------   ------------
Revenues           $ 40,945,465   $ 35,643,457      $115,946,553   $ 96,792,397
Expenses            (31,754,849    (29,472,900)      (90,210,046)   (82,184,468)
Minority interest      (975,771)      (696,038)       (2,904,191)    (1,647,774)
Net income            8,214,845      5,474,519        22,832,316     12,960,155

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

NOTE 6 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its subsidiaries, which are 100% owned, and Alliance Telecommunications Corporation and its subsidiaries, which are 68% owned. Segment information is as follows:


                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Nine Months Ended September 30, 2002
Revenues                                                 $      7,089,140        $     22,762,481        $     29,851,621
Costs and expenses                                              6,241,710              15,595,876              21,837,586
                                                          ---------------         ---------------         ---------------
Operating income                                                  847,430               7,166,605               8,014,035
Interest expense                                                 (691,334)             (2,879,400)             (3,570,734)
Interest and dividend income                                       78,235                 168,151                 246,386
Income from unconsolidated affiliates                             715,919               1,820,203               2,536,122
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        950,250        $      6,275,559        $      7,225,809
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      2,326,433        $      4,920,045        $      7,246,478
                                                          ===============         ===============         ===============
Total assets                                             $     31,238,176        $    124,078,161        $    155,316,337
                                                          ===============         ===============         ===============
Capital expenditures                                     $      1,692,128        $      5,016,151        $      6,708,279
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Nine Months Ended September 30, 2001
Revenues                                                 $      7,150,561        $     23,366,805        $     30,517,366
Costs and expenses                                              5,960,998              16,498,240              22,459,238
                                                          ---------------         ---------------         ---------------
Operating income                                                1,189,563               6,868,565               8,058,128
Interest expense                                                 (739,815)             (3,374,116)             (4,113,931)
Interest and dividend income                                      188,482                 244,568                 433,050
Gain on sale of marketable securities                                                   3,659,054               3,659,054
Income from unconsolidated affiliates                             354,622               1,090,581               1,445,203
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        992,852        $      8,488,652        $      9,481,504
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      2,347,905        $      5,898,078        $      8,245,983
                                                          ===============         ===============         ===============
Total assets                                             $     29,075,075        $    128,670,707        $    157,745,782
                                                          ===============         ===============         ===============
Capital expenditures                                     $      1,994,723        $      4,860,982        $      6,855,705
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended September 30, 2002
Revenues                                                 $      2,335,483        $      8,100,095        $     10,435,578
Costs and expenses                                              2,021,667               5,062,887               7,084,554
                                                          ---------------         ---------------         ---------------
Operating income                                                  313,816               3,037,208               3,351,024
Interest expense                                                 (231,162)               (992,839)             (1,224,001)
Interest and dividend income                                       26,860                  50,992                  77,852
Income from unconsolidated affiliates                             255,933                 653,040                 908,973
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        365,447        $      2,748,401        $      3,113,848
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        775,476        $      1,629,738        $      2,405,214
                                                          ===============         ===============         ===============
Capital expenditures                                     $      1,144,475        $      2,218,143        $      3,362,618
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended September 30, 2001
Revenues                                                 $      2,430,548        $      7,955,578        $     10,386,126
Costs and expenses                                              1,959,905               5,397,247               7,357,152
                                                          ---------------         ---------------         ---------------
Operating income                                                  470,643               2,558,331               3,028,974
Interest expense                                                 (251,500)             (1,075,127)             (1,326,627)
Interest and dividend income                                       52,056                  75,592                 127,648
Gain on sale of marketable securities                                                   2,335,909               2,335,909
Income from unconsolidated affiliates                             158,812                 546,030                 704,842
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        430,011        $      4,440,735        $      4,870,746
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        782,657        $      2,066,776        $      2,849,433
                                                          ===============         ===============         ===============
Capital expenditures                                     $        770,912        $      1,908,423        $      2,679,335
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

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,639 access lines in 9 rural communities in Minnesota and Wisconsin at September 30, 2002. HCC, through its subsidiaries, also provides cable television service to 4,687 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation, owns and operates six additional LEC subsidiaries which served 31,373 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at September 30, 2002. Alliance, through its subsidiaries, also served 8,911 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Split Rock Telecom Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

                Nine Months Ended September 30, 2002 Compared to
                      Nine Months Ended September 30, 2001

Consolidated revenues decreased to $29,852,000 in 2002 from $30,517,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $      1,207,839    $      1,173,263      $     4,399,562     $     4,148,961
Network access                                     3,859,226           4,066,616           12,094,530          12,954,048
Nonregulated activities:
  Cable television                                 1,179,676           1,087,465            2,112,362           1,993,323
  Internet                                           343,953             206,284            1,429,752           1,234,591
  Billing and collection                              69,985             107,576              220,828             308,779
  Other                                              428,461             509,357            2,505,447           2,727,103
                                            ----------------    ----------------      ---------------     ---------------
                                            $      7,089,140    $      7,150,561      $    22,762,481     $    23,366,805
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $285,000 or 5%. The increase was primarily due to a local service rate increase in one of Alliance's telephone companies. Access lines served were 39,012 at September 30, 2002 compared to 38,936 at September 30, 2001. Access line growth is being reduced by increasing customer acceptance of digital subscriber line service ("DSL") as their internet platform. DSL customers can access voice and data networks simultaneously over their telephone lines, eliminating the need for many second lines. At September 30, 2002 the Company had 1,767 DSL customers and 9,526 dial-up internet customers, an 18% increase from 2001 in the number of customers subscribing to some form of broadband service. Network access revenues decreased $1,067,000 or 6%. Access revenues were negatively affected by reserves established due to the bankruptcy of two large interexchange carriers and by lower intrastate access revenues from the Company's Iowa and South Dakota exchanges.

Nonregulated revenues from all sources increased $116,000 or 1%. Cable television revenues increased $211,000 or 7% due to rate increases and the acquisition of additional cable systems in the second quarter of 2001. Internet service revenues increased $333,000 or 23% due to increases in the number of total customers and the migration of dial-up customers to more expensive, higher speed DSL service. Lower billing and collection revenues and lower revenues from leases of fiber-optic transport facilities negatively affected nonregulated revenues.

Consolidated operating costs and expenses were $21,838,000 in 2002 compared to $22,459,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $21,087,000. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $      1,156,599    $      1,066,659      $     2,668,720     $     3,090,205
Customer operations                                  288,696             268,165            1,580,830           1,646,101
Other operating expenses:
  Operating taxes                                    123,438             114,062              289,214             311,579
  Cable television                                   861,239             680,676            1,578,630           1,434,051
  Internet                                           153,408             158,120              920,733             899,834
  Other                                              172,311             181,333              914,703             910,786
General and administrative                         1,159,586           1,144,078            2,723,001           2,307,606
Depreciation and amortization                      2,326,433           2,347,905            4,920,045           5,898,078
                                            ----------------    ----------------      ---------------     ---------------
                                            $      6,241,710    $      5,960,998      $    15,595,876     $    16,498,240
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses decreased $332,000 or 8% due to increased capitalization of labor expenditures for new construction projects. Customer operations expenses decreased $45,000 or 2%. Other operating expenses increased $323,000 or 7% due to higher cable television and internet operating expenses. General and administrative expenses increased $431,000 or 12%. Depreciation expense increased $372,000 due to depreciation on new plant additions. Amortization expense decreased $1,372,000 due to adoption of SFAS 142. Consolidated operating income decreased $44,000 to $8,014,000.

Interest expenses decreased $543,000 due to patronage accruals on interest payments made by the Company to CoBank, lower interest rates on floating portions of the Company's debt and principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $187,000 due to lower interest rates earned on invested cash balances. Alliance recorded gains on sales of marketable securities of $3,659,000 in the 2001 period.

The Company had income from unconsolidated affiliates (its partnership and LLC investments) of $2,536,000 for the 2002 period compared to income of $1,445,000 in 2001 (Note 4). Income recorded from the Company's investment in Midwest Wireless Holdings LLC benefited from the adoption of SFAS 142 (Note 2).

Income before income taxes decreased to $7,226,000 in 2002 from $9,482,000 in 2001. The Company's effective income tax rate decreased to 40% in 2002 from 44% in 2001 due to elimination of the effect of non-deductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $4,366,000 in 2002 from $5,321,000 in 2001. Minority interests in earnings of Alliance were $1,215,000 compared to $1,521,000 in 2001. Income before change in accounting principle decreased to $3,151,000 compared to $3,800,000 in 2001. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest (Note 2). The Company had net income of $5,000 in 2002 compared to net income of $3,800,000 in 2001.

                Three Months Ended September 30, 2002 Compared to
                      Three Months Ended September 30, 2001

Consolidated revenues increased by less than 1% to $10,436,000 in 2002 from $10,386,000 in 2001. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        410,014    $        398,505      $     1,509,006     $     1,421,221
Network access                                     1,241,324           1,376,483            4,386,030           4,309,996
Nonregulated activities:
  Cable television                                   420,788             368,931              717,999             686,845
  Internet                                           121,766              74,525              498,508             440,818
  Billing and collection                              22,964              36,586               68,744             105,918
  Other                                              118,627             175,518              919,808             990,780
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,335,483    $      2,430,548      $     8,100,095     $     7,955,578
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $99,000 or 5%. The increase was primarily due to a local service rate increase in one of Alliance's telephone companies. Network access revenues decreased $59,000 or 1%. Access revenues were negatively affected by reserves established in the 2002 period due to the bankruptcy of a large interexchange carrier. Alliance's access revenues benefited from increased universal service support payments.

Nonregulated revenues from all sources increased $9,000. Cable television revenues increased $83,000 or 8% due to rate increases. Internet service revenues increased $105,000 or 20% due to increases in the number of total customers and the migration of dial-up customers to more expensive, higher speed DSL service. Lower billing and collection revenues and lower revenues from leases of fiber-optic transport facilities negatively affected nonregulated revenues.

Consolidated operating costs and expenses were $7,085,000 in 2002 compared to $7,357,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $6,857,000. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2002                2001                  2002                2001
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        377,563    $        323,176      $       844,388     $       889,219
Customer operations                                   92,962              90,153              497,471             541,016
Other operating expenses:
  Operating taxes                                     49,196              43,951              101,347             114,654
  Cable television                                   296,103             229,968              513,599             501,524
  Internet                                            58,133              56,568              324,414             268,817
  Other                                                7,715              65,045              321,846             351,994
General and administrative                           364,519             368,387              830,084             663,247
Depreciation and amortization                        775,476             782,657            1,629,738           2,066,776
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,021,667    $      1,959,905      $     5,062,887     $     5,397,247
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $10,000 or 1%. Customer operations expenses decreased $41,000, or 6%. Other operating expenses increased $40,000 or 2% due to higher cable television programming fees and higher internet costs. General and administrative expenses increased $163,000 or 16%. Depreciation expense increased $56,000 due to depreciation on new plant additions. Amortization expense decreased $500,000 due to adoption of SFAS 142. Consolidated operating income increased $322,000 to $3,351,000.

Interest expenses decreased $103,000 due to lower interest rates on floating portions of the Company's debt and principal payments made which reduced the Company's long-term debt. Interest and dividend income decreased $50,000 due to lower interest rates earned on invested cash balances. Alliance recorded gains on sales of marketable securities of $2,336,000 in the 2001 period.

The Company had income from unconsolidated affiliates (its partnership and LLC investments) of $909,000 for the 2002 period compared to income of $705,000 in 2001 (Note 4). Income recorded from the Company's investment in Midwest Wireless Holdings LLC benefited from the adoption of SFAS 142 (Note 2).

Income before income taxes decreased to $3,114,000 in 2002 from $4,871,000 in 2001. The Company's effective income tax rate decreased to 41% in 2002 from 43% in 2001 due to elimination of the effect of non-deductible amortization expenses. Income before minority interest in Alliance's earnings decreased to $1,851,000 in 2002 from $2,778,000 in 2001. Minority interests in earnings of Alliance were $522,000 compared to $809,000 in 2001. Net income decreased to $1,329,000 in 2002 from $1,969,000 in 2001.

                         Liquidity and Capital Resources

Cash flows from consolidated operating activities for the nine-month periods were $8,853,000 and $8,916,000 in 2002 and 2001, respectively. At September 30, 2002, the Company's cash, cash equivalents and marketable securities totaled $11,881,000 compared to $13,502,000 at December 31, 2001. Alliance's cash and securities were $5,567,000 of this total. Working capital at September 30, 2002 was $7,552,000 compared to $7,633,000 at December 31, 2001. The current ratio was 1.6 to 1 at September 30, 2002.

The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in the 2002 and 2001 nine-month periods were $1,692,000 and $1,995,000, respectively. Alliance's plant additions in the same periods were $5,016,000 and $4,861,000, respectively. Plant additions for 2002 for Hector and Alliance are expected to total $2,993,000 and $7,165,000, respectively, and will provide customers with additional advanced telecommunications services and expand usage of high capacity fiber optics in the telephone network. The Company finances its plant improvements using a combination of internal funds and borrowings from the Rural Utilities Service ("RUS") and Rural Telephone Bank ("RTB"). Borrowings from RUS and RTB in the nine-month periods ended September 30, 2002 and 2001 were $888,000 and $470,000, respectively.

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

In August 2000, the Company's Board of Directors authorized the purchase and retirement of up to 335,000 shares of the Company's stock in open market transactions or in private transactions consistent with overall market and financial conditions. Following the events of September 11, 2001, the Company's Board of Directors authorized the repurchase of 250,000 additional shares of stock, if warranted by market conditions. During 2001, the Company purchased and retired 109,704 shares of common stock. During the third quarter of 2002, 24,278 additional shares were repurchased. At September 30, 2002, 262,000 shares could be purchased under the remaining authorization. The Company received $294,000 and $456,000 from exercises of employee stock options and issue of employee stock purchase plan shares in the first nine months of 2002 and 2001, respectively.

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

           Proposed Breakup of Alliance Telecommunications Corporation

The Company is continuing to negotiate with Golden West Telecommunications Cooperative, Inc. and Split Rock Telecom Cooperative, Inc. (its minority partners) regarding the breakup of Alliance Telecommunications Corporation, which is currently 68% owned by the Company. The Company is contemplating a transaction in which it exchanges its ownership interests in two rural ILECs and a portion of its ownership interest in other telecommunications investments in return for its partners' minority ownership interest in the remainder of Alliance. The acquisition debt the Company incurred in acquiring Ollig Utilities, Inc. in 1996 would also be reduced. The two ILECs serve 8,700 telephone access lines and 2,400 cable television customers. Revenues from these operations in 2001 totaled $9,560,000. The breakup is not expected to materially affect the Company's net income. A definitive agreement on the breakup is expected during the fourth quarter of 2002. The breakup is expected to occur on March 1, 2003, assuming timely receipt of regulatory and financial approvals.

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

                            New Accounting Principles

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

In June 2002, the Financial Accounting Standards Board issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.
Exhibit 99.1, "Certification of Chief Executive Officer" is attached to this Form 10-Q. Exhibit 99.2, "Certification of Chief Financial Officer" is attached to this Form 10-Q.

Item 6(b).  Exhibits and Reports on Form 8-K.
---------------------------------------------
None.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         Hector Communications Corporation

                                         By  /s/Curtis A. Sampson
                                           ------------------------
                                           Curtis A. Sampson
Date:  November 14, 2002                   Chief Executive Officer

                                         By  /s/Charles A. Braun
                                           ------------------------
                                           Charles A. Braun
Date:  November 14, 2002                   Chief Financial Officer

                                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                     EXHIBIT 11
                                          CALCULATION OF EARNINGS PER SHARE

                                                                         Nine Months Ended September 30
                                                              ------------------------------------------------------
Basic:                                                              2002                2001          2001 Pro forma
-------                                                       -----------         -----------         --------------
Income before cumulative effect of
  change in accounting principle                              $ 3,151,230         $ 3,799,655            $ 5,001,094
Cumulative effect of accounting change                         (3,146,569)                  -
                                                              -----------         -----------            -----------
Net income                                                    $     4,661         $ 3,799,655            $ 5,001,094
                                                              ===========         ===========            ===========

Common shares:

  Weighted average number of common shares outstanding          3,505,276           3,480,298              3,480,298
                                                              ===========         ===========            ===========

Net income per common share:
Before cumulative effect of change in accounting principle    $       .90         $      1.09            $      1.44
Cumulative effect of accounting change                               (.90)
                                                              -----------         -----------            -----------
Net income per common share                                   $       .00         $      1.09            $      1.44
                                                              ===========         ===========            ===========

Diluted:
-------------

Income before cumulative effect of
  change in accounting principle                              $ 3,151,230         $ 3,799,655            $ 5,001,094
Cumulative effect of accounting change                         (3,146,569)
                                                              -----------         -----------            -----------
Net income                                                    $     4,661         $ 3,799,655            $ 5,001,094
                                                              ===========         ===========            ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding          3,505,276           3,480,298              3,480,298
  Dilutive effect of convertible preferred shares outstanding     220,100             221,300                221,300
  Dilutive effect of stock options outstanding after
     application of treasury stock method                          61,753              56,310                 56,310
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                 2,614                 181                    181
                                                              -----------         -----------            -----------
                                                                3,789,743           3,758,089              3,758,089
                                                              ===========         ===========            ===========

Diluted net income per share
Before cumulative effect of change in accounting principle    $       .83         $      1.01            $      1.33
Cumulative effect of accounting change                               (.83)
                                                              -----------         -----------            -----------
Diluted net income per share                                  $       .00         $      1.01            $      1.33
                                                              ===========         ===========            ===========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect
January 1, 2001 (Note 2)


                                 HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                     EXHIBIT 11
                                          CALCULATION OF EARNINGS PER SHARE

                                                                       Three Months Ended September 30
                                                              ------------------------------------------------------
Basic:                                                              2002                2001          2001 Pro forma
-------                                                       -----------         -----------          -------------

Net income                                                    $ 1,328,800         $ 1,968,550            $ 2,397,779
                                                              ===========         ===========            ===========

Common shares:

  Weighted average number of common shares outstanding          3,509,966           3,475,545              3,475,545
                                                              ===========         ===========            ===========

Net income per common share                                   $       .38         $       .57            $       .69
                                                              ===========         ===========            ===========

Diluted:
-------------

Net income                                                    $ 1,328,800         $ 1,968,550            $ 2,397,779
                                                              ===========         ===========            ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding          3,509,966           3,475,545              3,475,545
  Dilutive effect of convertible preferred shares outstanding     220,100             221,300                221,300
  Dilutive effect of stock options outstanding after
     application of treasury stock method                          18,072             100,817                100,817
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                 1,660                 657                    657
                                                              -----------         -----------            -----------
                                                                3,749,798           3,798,319              3,798,319
                                                              ===========         ===========            ===========

Diluted net income per share                                  $       .35         $       .52            $       .63
                                                              ===========         ===========            ===========

2001 Pro forma earnings per share are presented as if the provisions of SFAS No. 142 had been in effect
January 1, 2001 (Note 2)

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  Exhibit 99.1
                      Chief Executive Officer Certification

I, Curtis A. Sampson certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hector Communications Corporation; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     By  /s/Curtis A. Sampson
                                                       ------------------------
                                                       Curtis A. Sampson
Date:  November 14, 2002                               Chief Executive Officer

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  Exhibit 99.2
                      Chief Financial Officer Certification

I, Charles A. Braun, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hector Communications Corporation; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                      By  /s/Charles A. Braun
                                                        -----------------------
                                                        Charles A. Braun
Date:  November 14, 2002                                Chief Financial Officer