Form 10-Q/A
period 2002-09-30
HECTOR COMMUNICATIONS CORP
filed 2003-02-04
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to include the Certifications of the Chief Executive Officer and the Chief Financial Officer as appearing immediately after the Signature and not as
Exhibit 99.1 and Exhibit 99.2. The Company is also adding a new Exhibit 99.3, Certification pursuant to 18 USC ss.1350. Other than information set forth in this amended report, the originally filed Form 10-Q has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                            *
              Consolidated Statements of Income                      *
              Consolidated Statements of Comprehensive Income        *
              Consolidated Statement of Stockholders' Equity         *
              Consolidated Statements of Cash Flows                  *
              Notes to Consolidated Financial Statements             *

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          *

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                      *

         Item 4.  Controls and Procedures                            *

Part II.  Other Information                                          *
Signatures                                                           3
Certifications                                                       4

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share              *
         Exhibit 99.3 - Certification pursuant to 18 USCss.1350      6

*Previously Filed

                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" (previously filed).
Exhibit 99.3, "Certification of Chief Executive Officer" is attached to this
               Form 10-Q.

Item 6(b).  Reports on Form 8-K.
--------------------------------
None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                              By  /s/ Curtis A. Sampson
                                                  ------------------------
                                                  Curtis A. Sampson
Date:  February 4, 2003                           Chief Executive Officer

                                              By  /s/ Charles A. Braun
                                                  ------------------------
                                                  Charles A. Braun
Date:  February 4, 2003                           Chief Financial Officer

                                  CERTIFICATION
                             CHIEF EXECUTIVE OFFICER

I, Curtis A. Sampson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hector Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By  /s/ Curtis A. Sampson
                                                  ------------------------
                                                  Curtis A. Sampson
Date:  February 4, 2003                           Chief Executive Officer

                                  CERTIFICATION
                             CHIEF FINANCIAL OFFICER

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

                                              By  /s/ Charles A. Braun
                                                  ---------------------------
                                                  Charles A. Braun
Date:  February 4, 2003                           Chief Financial Officer

                                                                   Exhibit 99.3
                                  CERTIFICATION

The undersigned officers of Hector Communications Corporation (the" Company") certify pursuant to 18 U.S.C. ss. 1350, that:

(1) The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 as amended by Amendment No. 1 on Form 10-Q/A ("Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date of the Report.

Date:  February 4, 2003                       /s/ Curtis A. Sampson
                                              -----------------------
                                              Chief Executive Officer


Date:  February 4, 2003                       /s/ Charles A. Braun
                                              -----------------------
                                              Chief Financial Officer