Form 10-K
period 2002-12-31
HECTOR COMMUNICATIONS CORP
filed 2003-03-31
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18587

                        HECTOR COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                              41-1666660
---------------------------------                            -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ( ) No (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,471,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 21, 2003.

As of March 21, 2003 there were outstanding 3,473,629 shares of the Registrant's common stock.

Documents Incorporated by Reference: Portions of the Company's definitive proxy statement for its Annual Meeting of
                                     Shareholders to be held on May 21, 2003 are
                                     incorporated by reference into Part III of
                                     this Form 10-K.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item                                                                      Page
                                     PART I

1.       Business                                                            3
2.       Properties                                                         15
3.       Legal Proceedings                                                  15
4.       Submission of Matters to a Vote of Security Holders                15



                                     PART II

5.       Market for Company's Common Equity and Related
           Stockholder Matters                                              16
6.       Selected Financial Data                                            17
7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        18
7a.      Disclosures About Market Risk                                      27
8.       Financial Statements and Supplementary Data                        28
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              48



                                    PART III

10.      Directors and Executive Officers of the Registrant                 49
11.      Executive Compensation                                             49
12.      Security Ownership of Certain Beneficial Owners and Management     49
13.      Certain Relationships and Related Transactions                     49
14.      Controls and Procedures                                            49


                                     PART IV

15.      Exhibits, Financial Statement Schedule and Reports on Form 8-K     50

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

       HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,620 access lines in 9 rural communities in Minnesota and Wisconsin at December 31, 2002. HCC, through its wholly-owned subsidiaries, also provides cable television service or video service to 4,603 subscribers in Minnesota and Wisconsin.

       HCC's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), owns and operates six additional LEC subsidiaries which served 31,157 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at December 31, 2002. Alliance, through its subsidiaries, also served 9,112 cable television and video subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI", formerly Splitrock Telecom) of Garretson, South Dakota own the remaining interests in Alliance.

         The directors of Alliance have approved a reorganization of Alliance under Section 355 of the Internal Revenue Code. Pursuant to the reorganization, Golden West will exchange its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company and certain other Alliance assets and ACCI will exchange its12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company and certain other Alliance assets. The reorganization is expected to be completed on or about April 30, 2003. Further information concerning the reorganization is set forth under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources - Break up of Alliance Telecommunications Corporation"

       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager City, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings LLC.

         The Company maintains a website at www.hectorcom.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

[b]    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its wholly-owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in Note 13 to the financial statements found under Item 8 of this report.

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

       The Company also earns revenues by providing a number of nonregulated telecommunications services to customers. The most significant of these nonregulated services is cable television or video service. Other services include internet access services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services, engineering services and equipment rental. The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, nonregulated telecommunications activities and cable television operations for the last three years:

                                              Year Ended December 31
                                   ---------------------------------------------
                                     2002              2001                2000
                                   -------           -------             -------
       Local network                 18.7%             17.6%               17.6%
       Network access                53.5              55.0                55.1
       Video services                11.1              10.2                10.5
       Internet services              6.1               4.9                 3.4
       Other nonregulated services   10.6              12.3                13.4
                                   -------           -------             -------
                                    100.0%            100.0%              100.0%
                                   =======           =======             =======

       The Company also owns minority interests in joint ventures, partnerships and limited liability corporations ("LLCs") that provide a wide variety of telecommunications services, including wireless telephone services, fiber-optic transport services and telephone switching services. The most significant of these investments is Midwest Wireless Holdings LLC.

(1)      Plain Old Telephone Service ("POTS")

       Local Network
       -------------
       The Company's LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin, South Dakota, North Dakota and Iowa. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. The following chart presents the number of access lines served by Hector's and Alliance's LEC subsidiaries at December 31, 2002, 2001 and 2000:
                                                         Access Lines*
                                             -----------------------------------
                                                          December 31
                                             -----------------------------------
                                                2002           2001         2000
                                             -------        -------      -------
Hector Communications Corporation:
       Arrowhead Communications Corporation      806            808          806
       Eagle Valley Telephone Company            747            727          731
       Granada Telephone Company                 296            289          288
       Pine Island Telephone Company           3,368          3,313        3,263
       Indianhead Telephone Company            2,403          2,392        2,334
                                             -------        -------      -------
              Total Hector Access Lines        7,620          7,529        7,422
                                             -------        -------      -------
Alliance Telecommunications Corporation:
       Loretel Systems, Inc.                  13,286         13,300       13,234
       Sleepy Eye Telephone Company            6,503          6,556        6,511
       Sioux Valley Telephone Company          5,780          5,893        5,939
       Hills Telephone Company                 2,762          2,812        2,788
       Felton Telephone Company                  765            752          752
       Hager TeleCom, Inc.                     2,061          2,037        2,087
                                             -------        -------      -------
              Total Alliance Access Lines     31,157         31,350       31,323
                                             -------        -------      -------

              Total Access Lines              38,777         38,879       38,745
                                             =======        =======      =======

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


       Access Revenues
       ---------------
        Access revenues are received by LECs for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or "IXCs"). These services enable IXCs to provide long distance service to end users in the local exchange network.

       Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"). In the case of intrastate calls, access revenues are determined by state regulatory agencies. In 2002, approximately 70% of the Company's access revenues were from interstate sources and 30% were from intrastate sources.

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

       Settlement payments are based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services. Through the 1980s and 1990s a variety of factors, including increased subscriber counts, cultural and technological changes, and rate reductions by IXCs, resulted in a consistent pattern of increasing use of the nation's telephone network. This growth produced higher revenues for NECA and increased settlements for its participating LECs.

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

(2)      Nonregulated Telecommunications Activities

       Video services
       --------------
       The Company, through its cable television and LEC subsidiaries, provide cable television services to 13,715 subscribers in Minnesota and the surrounding states. Video service revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $9.00 to $44.85 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $1.75 to $11.00 per month per channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

       In 2001 and 2002 the Company deployed broadband equipment manufactured by Next Level Communications, Inc. in its exchanges serving Pine Island, MN, Goodhue, MN and Sleepy Eye, MN. This equipment makes it possible to deliver

POTS, video and high speed Internet services to the customer over the same circuit. Video programming is delivered utilizing a digital "super headend" owned by Broadband Visions, LLC, in which the Company is an investor. The Company is planning to install broadband equipment in additional exchanges in future years. The Company's broadband product offerings are dependent on the availability of equipment from Next Level Communications, Inc. If the Company cannot obtain necessary equipment it could have a material adverse affect on its operations.

       Internet
       Revenues from internet services were $2,405,000, $1,977,000 and $1,304,000 in 2002, 2001 and 2000, respectively. Internet access is available, through local dial-up telephone numbers, to all of the Company's local service customers. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in many of the Company's service areas. The Company provided dial-up internet services to 9,358, 8,859 and 7,876 customers at December 31, 2002, 2001 and 2000 respectively. The Company provided DSL services to 2,023 and 1,162 customers at December 31, 2002 and 2001, respectively. Approximately half of the Company's DSL subscribers are in the Pine Island, Sleepy Eye and Goodhue exchanges where service is available utilizing Next Level equipment.

       Other services
       HCC's LECs provide fiber optic transport facilities, sell and lease customer premise telephone equipment, provide inside wiring services and sell and lease other facilities for private line, teletype, data transmission and other communications services. They also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LEC's service areas.

       Due to changes in market conditions the Company renegotiated several of its fiber leases in 2001, resulting in a significant decline in lease revenue. All of the fiber-optic facilities leased are owned by HCC's LEC subsidiaries and are located within the LEC's local exchange boundaries.

       HCC's revenues from other nonregulated services were as follows:

                                               2002          2001          2000
                                         -----------   -----------   -----------
         Fiber leases                    $   947,045   $ 1,300,601   $ 1,282,246
         Engineering fees                    438,534       464,807       536,302
         Directory                           408,551       429,545       378,072
         Billing and collection              375,106       530,803       694,171
         Retail sales                        346,508       540,595       595,047
         Cellular sales commissions          333,714       300,146       218,752
         Resale of long distance service     250,937       214,385       273,582
         Equipment rent                      237,613       243,189       210,191
         Other                               885,347       985,594       881,237
                                         -----------   -----------   -----------
                                         $ 4,223,355   $ 5,009,665   $ 5,069,600
                                         ===========   ===========   ===========

(4)    Investments in Unconsolidated Affiliates

       Midwest Wireless Holdings LLC
       -----------------------------
       Midwest Wireless Holdings LLC ("Midwest Wireless") provides wireless telecommunications services to 289,000 customers in eleven rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,590,000. Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

       Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless' operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin. HCC is presently the largest member of Midwest Wireless Holdings LLC, with a 10.4% ownership stake. HCC actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. HCC influences Midwest Wireless policies and procedures applying to administration, planning and budgeting, cell siting, technology selection, roaming agreements, affiliation agreements, marketing and customer service, financing, accounting policies and financial reporting and disclosure policies and the timing of financial reports. HCC accounts for its investment in Midwest Wireless using the equity method. Income recognized was $2,928,000, $1,475,000 and $1,248,000 in 2002, 2001 and 2000, respectively.

       Fiber-Optic Transport Investments
       ---------------------------------
       The Company has invested approximately $1,700,000 in five companies that build and lease fiber- optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Through these investments, the Company owns pieces of fiber routes serving the Twin Cities, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks, and extending into Iowa and Wisconsin.

       Other Investments
       -----------------
       The Company has an ownership interest in SDN Communications, which provides integrated voice, data and network services in South Dakota. The Company is an investor in Fibercom LC, a competing local exchange carrier ("CLEC") that has been established to provide local communications services to business customers in the Sioux City, Iowa area. The Company is also an investor in Desktop Media, Inc., a CLEC using a network employing ethernet architecture to provide telecommunications services in southeastern Minnesota.

       Wireless North, LLC
       -------------------
       The Company was a 10.4% owner of Wireless North, which provided personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North was unsuccessful and has been liquidated. Its licenses and systems were sold to other operators, or were shut down. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees it gave with respect to Wireless North's debt. Cash investments in Wireless North by the Company totaled $3,202,000. The Company has written off its entire investment in Wireless North, has no obligation to provide additional funding and does not expect to realize any additional value from this investment.


(5)    Other Investments

       Bank Stocks
       -----------
       As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $5,241,000 and $4,991,000 at December 31, 2002 and 2001 respectively.

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

       The Company is presently the second largest common shareholder of Onvoy. At the end of 2000 the Company determined that due to losses incurred by Onvoy's operations, the value of the Company's investment in Onvoy's common stock was impaired. Accordingly, the Company took a charge against earnings of $1,273,000, representing substantially all of its investment in Onvoy common stock, during the fourth quarter of 2000.

       During 2001 and 2000 the Company purchased $190,000 and $446,000 respectively, of debt issued by Onvoy to provide additional working capital to Onvoy's operations. At December 31, 2002, the Company's investment in Onvoy debt totaled $591,000.

       Other long-term investments
       ---------------------------
       The Company has long-term investments in Iowa Network Services, Inc., Independent Information Services Corp. and NECA, Inc., which it accounts for using the cost method. The Company also has receivables from economic development loans made through the Rural Utilities Service and has other small investments.

(6)    Competition

       Telephone Service
       -----------------
       LECs are subject to many forms of competition. Its competitors principally are:

    o Facilities-based competition from providers, including cable television service providers, with their own local service network;

    o Resale competition from resale interconnection (providers who purchase local services from the LEC at wholesale rates and resell the services to their customers);

    o Competition from unbundled network element interconnection (providers who lease some of the network elements from the LEC)

    o Wireless providers who may charge a competitive fee for services that could compete with wireline based local service.

       Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets. Competition from resale interconnection or unbundled network element interconnection is more likely. Under the Telecommunications Act of 1996, the Company's LECs are not currently required to lease facilities to competitors seeking to interconnect with its networks. However, there is no assurance that interconnection may not be required in the future.

       Wireless service has always competed directly with wireline local service among certain classes of customers, principally customers with seasonal or lake homes. Newer wireless service offerings that bundle local and long distance minutes for a flat fee are competing with wireline services over a broader class of customers. These wireless service offerings can be particularly attractive in rural areas, where the toll free dialing areas offered by wireline carriers are usually quite small. The Company believes that significant numbers of long distance minutes are migrating from the wireline to the wireless network due to these rate plans. This drives down the revenues of IXCs and negatively impacts the Company's access revenues. Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also lead to greater competition for traditional local services.

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

       Video Services
       --------------
       In addition to competition from off-air television, other technologies also supply services that compete with cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). Cable television also competes for customers in local markets with providers of other forms of entertainment, news and information. These competitors include radio, newspapers, magazines, motion picture theaters, video cassettes and Internet service providers.

       All of the Company's cable television franchises are non-exclusive. The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems. The Company competes with a municipally owned cable system in one community it serves. It also competes with a much larger multi-system operator in Sleepy Eye, where the Company is using broadband equipment to deliver video services. The degree of competition from other cable providers will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs' networks. The Company expects to compete based upon product, service quality, breadth of services offered and, to a lesser extent, on price.

       Maintaining and expanding the Company's subscriber base depends on numerous factors, including the quality and quantity of signals available from "off-air" television stations, demand for satellite and premium television channels and average household income in the service area. Promotional efforts for video services include telephone and door-to-door selling and local media advertising.

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

Costs are recovered through:

    o Monthly charges to end users for basic local telephone services and enhanced services;

    o Access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls; and

    o Payments from the federal Universal Service Fund and the state universal service funds (where applicable) that offset the high cost of providing service in certain rural markets.

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

       Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas. Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services. Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. Funds from the federal Universal Service Fund are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules. Interstate universal service fund support accounted for $1,832,000, $1,744,000 and $1,490,000 of the Company's network access revenues in 2002, 2001 and 2000, respectively.

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

       Under the Telecommunications Act, all local exchange carriers, including both incumbent local exchange carriers and new competitive carriers, are required to:

      o Offer reasonable and nondiscriminatory resale of their telecommunications services,

      o Ensure that customers can keep their telephone numbers when changing carriers,

      o Ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing,

      o  Ensure access to telephone poles, ducts, conduits and rights of way and

      o  Compensate competitors for the costs of terminating traffic.

       The Telecommunications Act also requires incumbent local exchange carriers to:

      o Negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a bona fide request for same,

      o Interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

      o Unbundle and provide nondiscriminatory access to unbundled network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions,

      o  Offer resale interconnection at wholesale rates,

      o Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier's facilities or in the information necessary for interoperability and

      o Provide for the physical collocation of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent local exchange carrier, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

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

       - Promotion of Universal Service

       While the Telecommunications Act promoted Congress' policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the Telecommunications Act altered the framework for providing universal service by:

      o Providing for the identification of those services eligible for universal service support,

      o  Requiring the FCC to make implicit subsidies explicit,

      o Expanding the types of communications carriers required to pay universal service support and

      o Allowing competitive local exchange carriers to be eligible for funding.

       These and other provisions were intended to make provision of universal service support compatible with a competitive market.

       Pursuant to the Telecommunications Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers ("ETC") by a state public utilities commission. In areas served by rural LECs, the Telecommunications Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional eligible telecommunications carrier will serve the public interest. Wireless providers have received ETC designation in Company served areas in North Dakota and Iowa, and have applied for ETC designation in Minnesota. The addition of a second eligible telecommunications carrier in these service areas could have the effect of reducing the amount of funds available to HCC's LECs from the federal Universal Service Fund. Such a reduction could materially adversely affect HCC's ability to achieve a reasonable rate of return on the capital invested in its network.

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

(7)      Business Strategy

       The Company is focused on business opportunities in rural telecommunications. Its three-part strategy is to:

      o  Expand its existing operations through internal growth
      o Pursue acquisitions of attractive properties, particularly the acquisition of additional rural telephone exchanges and cable television properties
      o Participate in opportunities afforded by new telecommunication technologies

       Future growth in existing telephone and cable operations is expected to come from providing service to new or presently unserved homes and businesses, from sales of enhanced services to existing customers and from providing new services made possible by improvements in technology.

       The Company continually assesses possible acquisition opportunities. Competition to acquire attractive telephone or cable television properties is intense. Acquisitions of rural telephone exchanges are subject to the approval of regulatory agencies in some states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges. The Company will aggressively pursue acquisitions of telephone exchanges, but there is no assurance that acquisitions can be made on acceptable terms or that regulatory approval, where required, will be received.

       The Company has aggressively invested in new telecommunications technologies, primarily through investments in partnerships and limited liability companies. The Company has substantial investments in wireless communications companies, fiber optic transport groups, CLECs and Internet service providers. The Company intends to pursue additional investment opportunities in the future.

(8)    Employees

       At March 1, 2003, the Company had 181 full-time and part-time employees, of which 124 employees work in the Alliance operations and 57 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(9)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 2003 were as follows:

       Name                     Age        Position
       -----------------        ---        -------------------------------
       Curtis A. Sampson        69         Chairman of the Board and Chief
                                           Executive Officer

       Steven H. Sjogren        60         President and Chief Operating Officer

       Paul N. Hanson           56         Vice President and Treasurer

       Charles A. Braun         45         Chief Financial Officer

----------------------------
       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms. Each officer above has served the Company in the indicated capacity since 1990.

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

       The connecting lines constitute approximately 56% of the Company's telephone property in service. Central office switching equipment represents approximately 33%. Telephones and related equipment constitute approximately 1%. Land, buildings, data processing equipment, service vehicles and construction equipment constitute the remaining 10%. The Company owns substantially all the land and buildings in which its central office equipment is located. HCC's principal general offices, administrative services department and business office are located in Hector, Minnesota and are rented by HCC from CSI. Alliance owns the building in Ada, Minnesota where its general offices are located.

       The physical assets of the Company's cable television systems consist of signal reception equipment and distribution electronics and cables. The receiving equipment is comprised of a tower and antennas for reception of broadcast television signals and one or more satellite dishes for reception of satellite signals. The Company owns or leases the land on which the towers for its cable systems and the buildings containing other receiving equipment are located. Pole attachment space is rented from utilities serving the community.

       See Note 8 of "Notes to Consolidated Financial Statements" for additional information regarding pledged assets.

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a]    MARKET INFORMATION

       The Company's common stock is traded on the American Stock Exchange ("AMEX"). The table below presents the range of high and low trading prices for the Company's stock for each period as reported by AMEX:

                           2002                                   2001
                ------------------------              -------------------------
Quarter            High              Low                 High               Low

First           $ 16.95          $ 12.50              $ 11.50            $ 9.65
Second            14.85            11.62                13.30              9.60
Third             11.90             9.00                15.25             12.20
Fourth            12.65             8.90                16.65             13.60

[b]    HOLDERS

         At March 1, 2003 there were 550 holders of record of Hector Communications Corporation common stock.

[c]    DIVIDENDS

       HCC has not paid cash dividends on its common stock or preferred stock since it began operating as a public company in 1990, nor does HCC have any obligations to pay dividends on its preferred stock. The financing agreements between HCC's subsidiaries and their lenders, and HCC and its lenders restrict the ability of HCC to pay dividends. At the present time, HCC intends to retain earnings to finance the expansion of its business, and does not anticipate any cash dividends will be paid in the foreseeable future. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 8 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

[d]    OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

       The following table presents information about our equity compensation plans as of December 31, 2002:


Securities Authorized For Issuance Under Equity Compansations Plans
                                                          (a)                       (b)                         (c)
                                                                                                        Number of shares of
                                                  Number of shares of                                 common stock remaining
                                                  common stock to be                                   available for future
                                                 issued upon exercise        Weighted-average          issuance under equity
                                                    of outstanding           exercise price of          compensation plans
                                                 options, warrants and     outstanding options,        (excluding shares in
 Plan Category (1)                                      rights              warrants and rights             column (a))
 ---------------                                 ---------------------     --------------------       ----------------------

 Equity compensation plans approved by security holders:
 1990 Stock Plan                                               231,725                $   10.77                          -
 1999 Stock Plan                                               214,450                    11.83                       83,850
 1990 Employee Stock Purchase Plan                              15,685                     8.37                       15,685

 Equity compensation plans not approved by security holders:
 None

 -----------------------------------------------------
(1)   The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.


ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                       Year Ended December 31
                                                                    -------------------------------------------------------------
                                                                           2002         2001        2000        1999        1998
---------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues                                                               $ 39,722     $ 40,633    $ 37,790    $ 34,117    $ 31,839
Costs and Expenses                                                       29,680       30,112      26,799      23,063      21,192
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         10,042       10,521      10,991      11,054      10,647
Other Income (Expenses), net                                             (1,309)       1,170      (2,471)      7,401         (40)
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes and Minority Interest                          8,733       11,691       8,520      18,455      10,606
Income Tax Expense                                                        3,670        5,321       4,207       7,513       4,949
---------------------------------------------------------------------------------------------------------------------------------
Income Before Minority Interest                                           5,063        6,370       4,313      10,942       5,657
Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                          1,408        1,754       1,004       3,463       1,747
---------------------------------------------------------------------------------------------------------------------------------
Income Before Change in Accounting Principle                              3,655        4,616       3,309       7,479       3,910
Cumulative Effect of Change in Accounting Principle,
  net of Income Taxes and Minority Interest                               3,147
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $    508     $  4,616    $  3,309    $  7,479    $  3,910
=================================================================================================================================

Basic Net Income Per Common Share                                      $    .15     $   1.33    $    .93    $   2.42    $   1.63
Diluted Net Income Per Common Share                                    $    .13     $   1.23    $    .86    $   1.96    $   1.15

Average Shares Outstanding:
  Common shares only                                                      3,498        3,465       3,544       3,095       2,403
  Common and potential common shares                                      3,770        3,763       3,851       3,945       3,937
=================================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $  5,718     $  7,633    $  8,960    $ 18,736    $  6,554
Property, Plant and Equipment, net                                       56,666       57,362      56,227      51,410      50,810
Excess of Cost Over Net Assets Acquired, net                             49,075       53,663      55,475      51,405      53,004
Total Assets                                                            154,486      158,251     158,678     166,797     150,680
Long-Term Debt                                                           75,148       79,642      84,378      86,282      94,232
Stockholders' Equity                                                     42,249       42,241      39,108      39,982      22,720
---------------------------------------------------------------------------------------------------------------------------------
Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accouting Standards No. 142, "Goodwill and
Other Intangible Assets".

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Hector Communications Corporation ("HCC") owns a 100% interest in five LEC subsidiaries and one cable television subsidiary. At December 31, 2002, these subsidiaries provided telephone service to 7,620 customers in 9 rural communities in Minnesota and Wisconsin. They also owned cable television systems serving 4,603 customers in Minnesota and Wisconsin. HCC's 100%-owned subsidiaries also have substantial investments in other telecommunications ventures, including, Midwest Wireless Holdings LLC.

       HCC also owns a 68% interest in Alliance Telecommunications Corporation ("Alliance"). At December 31, 2002, Alliance, through its six LEC subsidiaries, provided telephone service to 31,157 customers in 28 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Alliance's subsidiaries also provided cable television services to 9,112 subscribers in Minnesota, South Dakota and North Dakota. Alliance's subsidiaries also own substantial investments in Midwest Wireless Holdings LLC and have other investments. Golden West Telecommunications Cooperative, Inc. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI", formerly Splitrock Telecom) of Garretson, South Dakota own the remaining interests in Alliance.

Results of Operations
---------------------
                              2002 Compared to 2001
                              ---------------------
       Consolidated revenues decreased 2% to $39,722,000 in 2002 from $40,633,000 in 2001. The following table shows revenues by operating group for 2002 compared to 2001:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2002              2001               2002               2001
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     5,836,767   $      5,586,670  $      1,611,184  $       1,562,398
Network access                           16,125,314         16,689,138         5,107,970          5,652,977
Video services                            2,811,913          2,690,063         1,600,459          1,465,078
Internet services                         1,927,473          1,667,999           477,211            308,924
Other nonregulated services               3,554,166          4,191,933           669,189            817,732
                                    ---------------   ----------------  ----------------  -----------------
                                    $    30,255,633   $     30,825,803  $      9,466,013  $       9,807,109
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated local service revenues increased 4% to $7,448,000 in 2002 from $7,149,000 in 2001. Revenue growth in Alliance was due to the full year effect of a 2001 local service rate increase at Sleepy Eye Telephone Company. Hector's local network revenues increased due to increases in the number of access lines served.

       Network access revenues declined $1,109,000 or 5% to $21,233,000 in 2002 compared to $22,342,000 in 2001. The Company's access revenues were reduced $708,000 in 2002 due to write-offs associated with the bankruptcy filings of World Com and Global Crossings. Interstate access revenues were negatively affected by FCC mandated reductions in NECA's tariff rates. Universal service support increased due to Alliance's increased investment in plant and equipment in Sleepy Eye. Alliance's intrastate access revenues in South Dakota were negatively affected by changes in settlement calculation methods.

       Video service revenues increased 6% to $4,412,000 due to rate increases, the 2001 acquisition of additional cable systems and introduction of broadband video services in Sleepy Eye. Revenues from internet services increased 22% to $2,405,000 due to increased customer acceptance of the technology and increased availability of broadband DSL services to customers. Revenues from other nonregulated services decreased $786,000 to $4,223,000 due to lower revenues from leases of fiber optic transport facilities, lower billing and collections revenues and lower retail sales.

       Consolidated operating costs and expenses were $29,680,000 in 2002 compared to $30,112,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $28,278,000. Costs and expenses by operating group were as follows:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2002              2001               2002               2001
                                    ---------------   ----------------  ----------------  -----------------
Plant operations                    $     3,803,872   $      3,974,169  $      1,581,666  $       1,381,781
Depreciation and amortization             6,822,974          8,138,515         3,139,678          3,178,259
Customer operations                       2,032,467          2,051,760           397,986            384,286
General and administrative                3,866,226          3,307,150         1,607,773          1,565,399
Other operating expenses                  4,613,145          4,472,835         1,814,106          1,657,742
                                    ---------------   ----------------  ----------------  -----------------
                                    $    21,138,684   $     21,944,429  $      8,541,209  $       8,167,467
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated plant operations expenses increased 1% to $5,386,000 in 2002 compared to $5,356,000 in 2001. Depreciation expense increased $480,000 due to depreciation on new plant additions. Amortization expense decreased $1,834,000 due to the adoption of SFAS #142. Customer operations expenses decreased $2,430,000 in 2002 from $2,436,000 in 2001. General and administrative expenses increased 12% to $5,474,000 in 2002 from $4,873,000 in 2001 due to accounting and legal expenses incurred in the breakup of Alliance. Other operating expenses increased $297,000 or 5% due to increased video signal fees and increased internet service fees.

       Consolidated operating income decreased $479,000 or 5% to $10,042,000 in 2002 from $10,521,000 in 2001.

       Consolidated interest expenses decreased $575,000 to $4,727,000 in 2001 from $5,302,000 in 2001. The decrease was due to lower interest rates on variable rate debt from CoBank and lower debt levels due to principal payments.

       Income from the Company's investment in Midwest Wireless Holdings LLC increased to $2,928,000 in 2002 from $1,475,000 in 2001. Midwest Wireless' 2001 results included amortization of intangible assets totaling $721,000, which ceased with the adoption of SFAS 142. Income from investments in other unconsolidated affiliates decreased to $143,000 in 2002 from $665,000 in 2001 due to lower profits from fiber optic transport company investments and losses from the Company's investment in Desktop Media.

       Alliance recorded an impairment loss on its marketable securities portfolio of $134,000 in 2002. Alliance had gains on sales of marketable securities of Illuminet, Inc. totaling $3,659,000 in 2001. Interest and dividend income decreased to $481,000 in 2002 from $673,000 in 2001 due to lower interest rates on invested funds and lower dividend yields from marketable security investments.

       Consolidated income before income taxes and minority interest decreased to $8,733,000 in 2002 from $11,691,000. The Company's effective income tax rates was 42% compared to 45.5% in 2001. The Company's tax rate declined due to the adoption of SFAS #142, which eliminated amortization of nondeductible goodwill. Income before the minority interest in Alliance's earnings decreased to $5,063,000 in 2002 from $6,370,000 in 2001. Minority interest on earnings of Alliance was $1,408,000 compared to $1,754,000 in 2001. Income before change in accounting principle decreased to $3,655,000 in 2002 compared to $4,616,000 in 2001.

       In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets, before income tax benefits and minority interest, of $4,663,000. After income tax benefits of $121,000 and minority interest of $1,395,000, the net charge against earnings was $3,147,000 (see Note 3 to the consolidated financial statements). Net income for 2002 was $508,000 compared to $4,616,000 in 2001.

                              2001 Compared to 2000
                             ---------------------
       Consolidated revenues increased 8% to $40,633,000 in 2001 from $37,790,000 in 2000. The following table shows revenues by operating group for 2001 compared to 2000:


                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2001              2000               2001               2000
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     5,586,670   $      4,934,548  $      1,562,398  $       1,715,694
Network access                           16,689,138         15,299,095         5,652,977          5,513,268
Video services                            2,690,063          2,469,407         1,465,078          1,484,004
Internet services                         1,667,999          1,099,460           308,924            205,026
Other nonregulated services               4,191,933          4,308,065           817,732            761,535
                                    ---------------   ----------------  ----------------  -----------------
                                    $    30,825,803   $     28,110,575  $      9,807,109  $       9,679,527
                                    ---------------   ----------------  ----------------  -----------------

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

       Video services revenue rose to $4,155,000 in 2001 from $3,953,000 in 2000, an increase of $202,000 or 5% due to the acquisition of additional cable systems in South Dakota. Revenues from internet services increased by $672,000 due to the acquisition of Hager and increased customer counts for both dial-up and DSL service. Revenues from other nonregulated services declined to $5,010,000 in 2001 from $5,070,000 in 2000 due to lower billing and collection revenues.

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

       Income from investments in Midwest Wireless Holdings LLC increased to $1,475,000 in 2001 from $1,248,000 in 2000. Income from other unconsolidated affiliates was $665,000 in 2001 compared to $647,000 in 2000. The Company recorded losses on other investments in 2000 of $1,284,000. $1,273,000 of those losses was due to impairment of the Company's investment in Onvoy, Inc.

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

Liquidity and Capital Resources
-------------------------------
                                   Operations
                                   ----------
       Cash flows from consolidated operating activities were $13,116,000, $14,103,000 and $8,421,000 in 2002, 2001 and 2000, respectively. The decrease in cash flows from operations in 2002 was due to smaller profits from internal operations. At December 31, 2002, the Company's cash, cash equivalents and marketable securities totaled $12,134,000 compared to $13,502,000 at December 31, 2001. Alliance's cash and securities were $5,653,000 of this total at December 31, 2002. Working capital at December 31, 2002 was $5,718,000 compared to $7,633,000 at December 31, 2001. The current ratio was 1.4 to 1 at December 31, 2002 compared to 1.6 to 1 at December 31, 2001.

        The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in 2002, 2001 and 2000 were $2,609,000, $3,985,000 and
$3,111,000 respectively. Alliance's plant additions in 2002, 2001 and 2000 (excluding the acquisition of Hager TeleCom, Inc.) were $6,657,000, $6,634,000 and $6,335,000 respectively. Plant additions for 2003 for Hector and Alliance are expected to total $6,276,000. These plant additions will provide customers with additional advanced telecommunications services and expand usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.

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

       The Company regularly invests cash in new telecommunications technologies and ventures and in support of its existing affiliated interests. In 2001 the Company invested $500,000 in Desktop Media, Inc., a start-up company providing voice, data and internet telecommunications services in southeastern Minnesota. The Company also invested $360,000 to support its investment in a fiber optic transport company in northwestern Minnesota. In 2000, the Company invested $700,000 in Broadband Visions, LLC, which constructed a digital "super headend" in Hutchinson, MN. The Company expects to make additional investments of this type as opportunities arise.

       The Company was a 10.4% owner of Wireless North, which provided personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North was unsuccessful and has been liquidated. Its licenses and systems were sold to other operators, or were shut down. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees it gave with respect to Wireless North's debt. Cash investments in Wireless North by the Company totaled $3,202,000. The Company has written off its entire investment in Wireless North, has no obligation to provide additional funding and does not expect to realize any additional value from this investment.

       The Company's other investments consist primarily of loan related bank stocks, long-term investments in non-marketable corporations, and notes receivable. In 2002, the Company made investments in mutual funds and rural development note receivables that were funded by no-interest loans from the Rural Utilities Service.

                                   Credit Risk
                                   -----------
       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments. The Company places its cash investments with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts. The account balances at times exceed the federally insured limits. The Company has not experienced losses in these accounts and does not believe they are exposed to any significant credit risk.

       A significant portion of the Company's revenues are received from long distance carriers in the telephone industry. Consequently, the Company is directly affected by the financial well-being of that industry. The credit risk associated with these accounts is minimized due to the large number of long distance carriers.

                            Debt and Loan Commitments
                            -------------------------
       As part of financing its 68% ownership interest in Alliance, the Company borrowed $6,000,000 from CoBank. In 1998, the Company replaced the loan with a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). At December 31, 2002 the outstanding balance on this loan was $3,157,000. The interest rate on the loan varies according to the rate RTFC charges for similar loans. The interest rate was 5.5% at December 31, 2002.

       The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on a portion of Alliance's acquisition loan from CoBank have been locked for periods of one to ten years. At December 31, 2002 interest rates on the loan averaged 6.8%. The outstanding balance on this loan at December 31, 2002 was $38,186,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance owns stock in the bank. Its investment in CoBank stock was $3,772,000 at December 31, 2002.

       The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $2,954,000, $2,201,000 and $700,000 in 2002, 2001 and 2000, respectively. The average interest rate on outstanding RUS and RTB loans is 5.4%. At December 31, 2002 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $19,937,000.

       Substantially all of the assets of the Company's LEC subsidiaries are pledged or are subject to mortgages to secure obligations to the RUS and RTB. The Company's loan agreements place significant restrictions on cash distributions from the subsidiaries to the parent company. Alliance's loan covenants with CoBank also restrict dividend payments at the Alliance level. A portion of any dividend payment from Alliance to Hector would also be subject to federal and state income taxes. At December 31, 2002, $4,294,000 of subsidiaries' retained earnings was available for dividend payments to HCC. At December 31, 2002, $24,449,000 of HCC's retained earnings were not available to pay dividends to shareholders due to restrictions in the debt agreements. It is the Company's plan, in so far as possible, to maintain its cash balances at the subsidiary level to support their operations.

                                  Common Stock
                                  ------------
       The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2002, the Company purchased and retired 70,239 shares at a cost of $737,000. In 2001 the Company purchased and retired 109,704 shares at a cost of $1,268,000. In 2000, the Company purchased and retired 221,950 shares at a cost of $3,155,000. At December 31, 2002 216,000 shares could be repurchased under outstanding Board authorizations.

       In 1995 the underwriters of the Company's convertible debenture offering received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. Proceeds to the Company from exercises of outstanding warrants were $757,000 in 2000. Proceeds to the Company from exercises of employee stock options and employee stock purchase plan shares totaled $320,000, $550,000 and $382,000 in 2002, 2001 and 2000, respectively.


         By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.


               Breakup of Alliance Telecommunications Corporation
               --------------------------------------------------
       In July 2001, Golden West and ACCI, respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a pro rata share of the assets and liabilities of Alliance. Thereafter the parties engaged in negotiations that continued through December 2002. The negotiation process included evaluations and appraisals of Alliance's business components, negotiations with Alliance's lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms. The process also included seeking necessary regulatory approvals from local, state and national regulators.

       The Company expects to complete the Alliance breakup transactions by April 30, 2003. As agreed among the parties, in the breakup, Golden West will exchange its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company and certain other Alliance assets. ACCI will exchange its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company and certain other Alliance assets. Sioux Valley Telephone Company and Hills Telephone Company collectively serve 8,700 telephone access lines and 2,400 cable television customers. In addition, under the breakup, 32% of Alliance's ownership interest in Midwest Wireless Holdings LLC will be transferred to Golden West and ACCI, reducing Hector's total ownership from 10.4% to 8%. Immediately prior to the breakup Sioux Valley and Hills will pay a dividend to Alliance of approximately $13,400,000 to equalize post breakup values in proportion to the current 68%-20%-12% stock ownership percentages. The dividend proceeds will used to reduce Alliance's debt to its primary lender, CoBank. A number of other stock and asset transfers will also occur among Alliance and its subsidiaries prior to the breakup in order to satisfy various tax, regulatory and lender requirements.

       Alliance expects the breakup transactions to be tax-free under Section 355 of the Internal Revenue Code. Alliance also expects the related internal stock and asset transfers to be tax-free under Section 355, related Code provisions and the consolidated return regulations, although no private letter ruling is being sought from the IRS in connection with the breakup. Prior to conducting the breakup transaction, the parties will enter into one or more agreements with regard to cooperation, exchange of information, interim use of common services, employee benefits, tax allocations and indemnification generally in proportion to ownership percentages with respect to unexpected adverse tax consequences, and other matters arising after the breakup transaction which relate to commitments, events or circumstances in effect as of the date of the breakup transaction.

       The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the breakup occurred January 1, 2002. The pro forma balance sheet and explanatory notes show the effect on the Company's financial position as if the breakup occurred December 31, 2002.

       The pro forma financial information and explanatory notes are unaudited and include adjustments which are based on management's assumptions. Management believes these statements provide a reasonable basis for presenting the significant effects of the breakup and the pro forma adjustments are properly applied in the pro forma statements.

       The pro forma financial statements are not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Pro forma income statement
--------------------------                                    Twelve Months Ended December 31, 2002
                                                                   Eliminate      Eliminate
                                                       Hector   Sioux Valley          Hills           Other
                                               Communications      Telephone      Telephone       Pro forma               Pro forma
                                                  Corporation        Company        Company     Adjustments               Combined
                                                -------------  -------------  -------------   -------------           -------------
REVENUES:
  Local network                                 $   7,447,951  $  (1,276,797) $    (296,426)                          $   5,874,728
  Network access                                   21,233,284     (3,491,201)    (2,438,226)                             15,303,857
  Video services                                    4,412,372       (393,184)                                             4,019,188
  Internet services                                 2,404,684       (291,252)      (168,521)                              1,944,911
  Other nonregulated services                       4,223,355       (236,228)      (292,623)                              3,694,504
                                                -------------  -------------  -------------   -------------           -------------
    TOTAL REVENUES                                 39,721,646     (5,688,662)    (3,195,796)              -              30,837,188

COSTS AND EXPENSES:
  Plant operations                                  5,385,538       (853,145)      (451,977)                              4,080,416
  Depreciation and amortization                     9,962,652     (1,460,648)      (501,642)                              8,000,362
  Customer operations                               2,430,453       (385,820)      (188,278)                              1,856,355
  General and administrative                        5,473,999       (489,379)      (227,970)  $     (44,160)(e)           4,712,490
  Other operating expenses                          6,427,251       (776,605)      (230,980)                              5,419,666
                                                -------------  -------------  -------------   -------------           -------------
    TOTAL COSTS AND EXPENSES                       29,679,893     (3,965,597)    (1,600,847)        (44,160)             24,069,289
                                                -------------  -------------  -------------   -------------           -------------
OPERATING INCOME                                   10,041,753     (1,723,065)    (1,594,949)         44,160               6,767,899

OTHER INCOME (EXPENSES):
  Interest expense                                 (4,726,799)       319,831        133,465         698,906 (a)(b)(c)    (3,574,597)
  Income from investments in unconsolidated
  affilates:
      Midwest Wireless Holdings, LLC                2,928,251                                      (666,831)(d)           2,261,420
      Other unconsolidated affiliates                 142,535       (147,300)       (51,546)                                (56,311)
  Interest and dividend income                        481,258       (117,003)       (30,352)                                333,903
  Gain (loss) on sale of marketable securities       (134,498)                                                             (134,498)
                                                -------------  -------------  -------------   -------------           -------------
    OTHER INCOME (EXPENSES), net                   (1,309,253)        55,528         51,567          32,075              (1,170,083)
                                                -------------  -------------  -------------   -------------           -------------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                 8,732,500     (1,667,537)    (1,543,382)         76,235               5,597,816

Income tax expense                                  3,670,000       (575,000)      (643,000)         30,494 (f)           2,482,494
                                                -------------  -------------  -------------   -------------           -------------
INCOME BEFORE MINORITY INTEREST                     5,062,500     (1,092,537)      (900,382)         45,741               3,115,322

Minority interest in earnings of
  Alliance Telecommunications Corporation           1,407,611                                    (1,407,611)(g)                   0
                                                -------------  -------------  -------------   -------------           -------------
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE        3,654,889     (1,092,537)      (900,382)      1,453,352               3,115,322

Cumulative effect of change in accounting
  principle, net of income taxes and
  minority interest                                 3,146,569                                     1,395,000 (h)           4,541,569
                                                -------------  -------------  -------------   -------------           -------------
NET INCOME (LOSS)                               $     508,320  $  (1,092,537) $    (900,382)  $      58,352           $  (1,426,247)
                                                =============  =============  =============   =============           =============
BASIC NET INCOME (LOSS) PER COMMON SHARE:
  Before cumulative effect of change in
    accounting principle                        $        1.05                                                         $         .89
  Cumulative effect of accounting change                 (.90)                                                                (1.30)
                                                -------------                                                         -------------
                                                $         .15                                                         $        (.41)
                                                =============                                                         =============
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  Before cumulative effect of change in
    accounting principle                        $         .97                                                         $         .83
  Cumulative effect of accounting change                 (.84)                                                                (1.21)
                                                -------------                                                         -------------
                                                $         .13                                                         $        (.38)
                                                =============                                                         =============
AVERAGE SHARES OUTSTANDING
  Common shares only                                3,498,000                                                             3,498,000
  Common and potential common shares                3,770,000                                                             3,770,000

       The following is a summary of the income statement adjustments required in accordance with generally accepted accounting principles:

(a) Interest adjustment on CoBank loan at average interest rate(6.8%)  $ 914,841
(b) Interest adjustment on CoBank loan for accrued patronage              95,935
(c) Estimated loan fee - CoBank refinancing 120,000
(d) Adjustment to income on Midwest Wireless Holdings LLC investment
    due to ownership transfer                                            666,831
(e) Adjust deferred compensation expense for transfer of obligation       44,160
(f) Record income tax effect of adjustments (a),(b),(c),(d)
    and (e) - 40% tax rate                                                30,494
(g) Eliminate minority interest in earnings of Alliance                1,407,611
(h) Eliminate minority interest from cumulative effect
    of accounting change                                               1,395,000

Pro forma balance sheet - December 31, 2002
-------------------------------------------

                                                      Hector      Eliminate      Eliminate
                                              Communications   Sioux Valley          Hills           Other
                                                 Corporation      Telephone      Telephone       Pro forma                 Pro forma
Assets                                     December 31, 2002        Company        Company     Adjustments                  Combined
                                            ----------------  -------------   ------------  --------------             -------------
Current assets:
  Cash and cash equivalents                    $  12,020,186  $ (1,467,421)  $   (921,075)                             $   9,631,690
  Construction fund                                  662,232            (3)        (4,184)                                   658,045
  Accounts receivable, net                         4,819,174      (839,754)      (454,081)                                 3,525,339
  Materials, supplies and inventories              1,175,587      (140,069)                                                1,035,518
  Other current assets                               231,685       (17,799)       (10,369)                                   203,517
  Accounts with affiliates                                        (347,990)       391,027                                     43,037
                                               -------------  -------------   ------------                             -------------
      Total Current Assets                        18,908,864    (2,813,036)      (998,682)                                15,097,146
Property, plant and equipment, net                56,665,798    (7,241,401)    (2,773,900)                                46,650,497

Investments and other assets:
  Excess of cost over net assets acquired, net    49,074,993                                $ (13,192,878)(e)             35,882,115
  Marketable securities                              114,234                                                                 114,234
  Investment in Midwest Wireless Holdings LLC     16,232,707                                   (4,211,292)(a)             12,021,415
  Investments in other unconsolidated
   affiliates                                      4,373,597      (500,438)      (943,058)                                 2,930,101
  Other investments                                8,704,268      (947,836)      (225,907)     (1,206,961)(c)              6,323,564
  Other assets                                       411,499      (195,374)       (48,832)                                   167,293
                                               -------------  -------------   ------------  --------------             -------------
      Total investments and other assets          78,911,298    (1,643,648)    (1,217,797)    (18,611,131)                57,438,722
                                               -------------  -------------   ------------  --------------             -------------
Total Assets                                   $ 154,485,960  $(11,698,085)  $ (4,990,379)  $ (18,611,131)             $ 119,186,365
                                               =============  =============   ============  ==============             =============
Liabilities and Stockholders Equity
Current liabilities:
  Notes payable and current portion
    of long-term debt                          $   7,364,600                                                           $   7,364,600
  Accounts payable                                 2,523,878  $   (193,341)  $    (82,553)                                 2,247,984
  Accrued expenses                                 2,422,986      (362,473)       (80,080)                                 1,980,433
  Income taxes payable                               879,417         2,399          9,950                                    891,766
                                               -------------  -------------  -------------                             -------------
     Total current liabilities                    13,190,881      (553,415)      (152,683)                                12,484,783
Long-term debt, less current portion              75,147,560    (4,251,209)    (1,539,972)  $ (13,453,550)(d)             55,902,829

Deferred investment tax credits                       27,554                                                                  27,554
Deferred income taxes                              5,866,754      (869,378)      (484,411)        (42,301)(a)              4,470,664
Deferred compensation                                976,179                                     (312,377)(b)                663,802
Minority interest in Alliance
  Telecommunications Corporation                  17,027,697                                  (17,027,697)(f)                      0
Stockholders' equity                              42,249,335    (6,024,083)    (2,813,313)     12,224,794 (a,b,c,d,e,f)   45,636,733
                                               -------------  -------------  -------------  --------------             -------------
Total Liabilities and Stockholders' Equity     $ 154,485,960  $(11,698,085)  $ (4,990,379)  $ (18,611,131)             $ 119,186,365
                                               =============  =============  =============  ==============             =============

       The following is a summary of the balance sheet adjustments required in accordance with generally accepted accounting principles: (a) Record transfer of
32% of Alliance's ownership interest in Midwest Wireless
    Holdings LLC, and related deferred tax liabilities of $162,523                                                     $   4,211,292
(b) Record transfer of 32% of deferred compensation obligations
    and related deferred tax assets of $120,222                                                                              312,377
(c) Transfer 32% of investment in CoBank stock                                                                             1,206,961
(d) Record repayment of CoBank debt through dividend from Sioux Valley and Hills                                          13,453,550
(e) Eliminate goodwill recorded on investment in Sioux Valley and Hills                                                   13,192,878
(f) Eliminate minority interest in Alliance Telecommunications Corporation                                                17,027,697

       Acquisitions
       ------------
       Effective June 9, 2000, Alliance acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings LLC. The purchase price was $9,124,500 of cash plus acquisition costs.

       The Company is continually evaluating possible acquisitions that advance its plan to be a provider of top quality telecommunications services to rural customers. In the past, the Company has been a member of investor groups that sought unsuccessfully to acquire rural telephone properties offered for sale by major telephone companies. The Company cannot predict if it will be successful in acquiring additional properties and does not currently have financing plans in place to pay for possible acquisitions.

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

       New Accounting Standards
       ------------------------
       In October, 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 was effective January 1, 2002. SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-`lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. Adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

       In July 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires that intangible assets acquired in a business combination be recognized and reported apart from goodwill. Adoption of this statement had no impact on the Company's financial position or operating results.

       In July 2001 the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 was effective January 1, 2002. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested on a regular (at least annual) basis for impairment. Intangible assets with determinable useful lives will remain subject to amortization. The impact of SFAS No. 142 on the Company's financial statements is disclosed in Note 3 to the Financial Statements included in Item 8 of this report.

       In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The FCC has notified the Company's ILECs that SFAS No. 143 will not be adopted for regulatory accounting purposes. Current regulatory accounting requires ILECs to accrue for asset retirement obligations through depreciation rates. Considering the FCC order and the provisions of SFAS No. 71, the Company does not expect adoption of SFAS No. 143 to have a material impact on its financial position or operating results.

       In June 2002, the Financial Accounting Standards Board issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of FAS 123". This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact the Company's financial position or results of operations.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002. The Company does not expect adoption of these provisions to have a material impact on its financial position or results of operations.

Factors Affecting Future Performance
------------------------------------
       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, changes in laws and regulations determining access revenues and universal service fund allocations, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

         The Company does not use derivative financial instruments in its operations or investment portfolio. Its operations are not subject to risks associated with changes in the value of foreign currencies. Portions of the Company's long-term debt have variable interest rates based on the lenders' cost of money. The Company has investments in money market funds and mutual funds that earn interest at prevailing market rates. In the opinion of management, the Company does not have a material exposure to loss caused by market risk.

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

/s/ Curtis A. Sampson                        /s/ Charles A. Braun
----------------------------                 -----------------------------------
Curtis A. Sampson                            Charles A. Braun
Chairman and Chief Executive Officer         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Olsen Thielen & Co., Ltd.
----------------------------------
Olsen Thielen & Co., Ltd.
February 12, 2003
St. Paul, Minnesota


                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                          ASSETS
                                                                                            December 31
                                                                                ----------------------------------
                                                                                        2002                 2001
                                                                                -------------        -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  12,020,186        $  13,083,481
  Construction fund (Note 8)                                                          662,232              759,934
  Accounts receivable (net of allowance for doubtful accounts of
    $716,000 and $396,000, respectively)                                            4,819,174            4,736,131
  Materials, supplies and inventories, at average cost                              1,175,587            1,249,109
  Other current assets                                                                231,685              186,451
                                                                                -------------        -------------
      TOTAL CURRENT ASSETS                                                         18,908,864           20,015,106

PROPERTY, PLANT AND EQUIPMENT,net  (Notes 1 and 2)                                 56,665,798           57,362,325

INVESTMENTS AND OTHER ASSETS:
  Excess of cost over net assets acquired, less amortization
    of $10,025,000 (Notes 1 and 3)                                                 49,074,993           53,662,750
  Marketable securities (Note 4)                                                      114,234              419,004
  Investment in Midwest Wireless Holdings LLC (Note 5)                             16,232,707           14,174,179
  Investments in other unconsolidated affiliates (Note 6)                           4,373,597            4,347,354
  Other investments (Note 1)                                                        8,704,268            7,942,650
  Other assets (Notes 1 and 3)                                                        411,499              327,685
                                                                                -------------        -------------
      TOTAL OTHER ASSETS                                                           78,911,298           80,873,622
                                                                                -------------        -------------

TOTAL ASSETS                                                                    $ 154,485,960        $ 158,251,053
                                                                                =============        =============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 8)                  $   7,364,600        $   6,752,100
  Accounts payable (Note 11)                                                        2,523,878            2,497,804
  Accrued expenses                                                                  2,422,986            2,409,669
  Income taxes payable                                                                879,417              722,797
                                                                                -------------        -------------
     TOTAL CURRENT LIABILITIES                                                     13,190,881           12,382,370

LONG-TERM DEBT, less current portion (Note 8)                                      75,147,560           79,641,269

DEFERRED INVESTMENT TAX CREDITS (Note 7)                                               27,554               48,269

DEFERRED INCOME TAXES (Note 7)                                                      5,866,754            5,975,119

DEFERRED COMPENSATION (Note 10)                                                       976,179              931,529

COMMITMENTS AND CONTINGENCIES (Note 8)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                            17,027,697           17,031,204

STOCKHOLDERS' EQUITY: (Notes 1, 8 and 9)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 220,100 shares issued and outstanding                       220,100              220,100
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,455,067 and 3,476,569 shares issued and outstanding                              34,551               34,766
  Additional paid-in capital                                                       13,262,969           13,212,970
  Retained earnings                                                                28,742,832           28,702,145
                                                                                -------------        -------------
                                                                                   42,260,452           42,169,981
  Accumulated other comprehensive income (loss) (Note 4)                              (11,117)              71,312
                                                                                -------------        -------------
     TOTAL STOCKHOLDERS' EQUITY                                                    42,249,335           42,241,293
                                                                                -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 154,485,960        $ 158,251,053
                                                                                =============        =============

See notes to consolidated financial statements.


                                  HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Year Ended December 31
                                                                    --------------------------------------------------
                                                                            2002               2001              2000
                                                                    -------------      -------------     -------------
REVENUES:
  Local network                                                     $   7,447,951      $   7,149,068     $   6,650,242
  Network access                                                       21,233,284         22,342,115        20,812,363
  Video services                                                        4,412,372          4,155,141         3,953,411
  Internet services                                                     2,404,684          1,976,923         1,304,486
  Other nonregulated services                                           4,223,355          5,009,665         5,069,600
                                                                    -------------      -------------     -------------
    TOTAL REVENUES                                                     39,721,646         40,632,912        37,790,102

COSTS AND EXPENSES:
  Plant operations                                                      5,385,538          5,355,950         4,810,801
  Depreciation and amortization                                         9,962,652         11,316,774        10,176,284
  Customer operations                                                   2,430,453          2,436,046         2,115,634
  General and administrative                                            5,473,999          4,872,549         4,575,684
  Other operating expenses                                              6,427,251          6,130,577         5,120,843
                                                                    -------------      -------------     -------------
    TOTAL COSTS AND EXPENSES                                           29,679,893         30,111,896        26,799,246
                                                                    -------------      -------------     -------------

OPERATING INCOME                                                       10,041,753         10,521,016        10,990,856

OTHER INCOME (EXPENSES):
  Interest expense                                                     (4,726,799)        (5,302,058)       (5,954,603)
  Income from investments in unconsolidated affilates:
      Midwest Wireless Holdings, LLC (Note 5)                           2,928,251          1,474,865         1,248,260
      Other unconsolidated affiliates (Note 6)                            142,535            665,365           646,594
  Loss from other investments                                                                               (1,284,008)
  Interest and dividend income                                            481,258            672,584         1,250,748
  Gain (loss) on marketable securities (Note 4)                          (134,498)         3,659,055         1,622,226
                                                                    -------------      -------------     -------------
    OTHER INCOME (EXPENSES), net                                       (1,309,253)         1,169,811        (2,470,783)
                                                                    -------------      -------------     -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                     8,732,500         11,690,827         8,520,073

Income tax expense (Note 7)                                             3,670,000          5,321,000         4,207,000
                                                                    -------------      -------------     -------------

INCOME BEFORE MINORITY INTEREST                                         5,062,500          6,369,827         4,313,073

Minority interest in earnings of
  Alliance Telecommunications Corporation                               1,407,611          1,753,673         1,003,650
                                                                    -------------      -------------     -------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                            3,654,889          4,616,154         3,309,423

Cumulative effect of change in accounting principle,
  net of income taxes and minority interest (Note 3)                    3,146,569
                                                                    -------------      -------------     -------------

NET INCOME                                                          $     508,320      $   4,616,154     $   3,309,423
                                                                    =============      =============     =============

BASIC NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle        $        1.05      $        1.33     $         .93
  Cumulative effect of accounting change                                     (.90)
                                                                    -------------      -------------     -------------
                                                                    $         .15      $        1.33     $         .93
                                                                    =============      =============     =============

DILUTED NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle        $         .97      $        1.23     $         .86
  Cumulative effect of accounting change                                     (.84)
                                                                    -------------      -------------     -------------
                                                                    $         .13      $        1.23     $         .86
                                                                    =============      =============     =============

AVERAGE SHARES OUTSTANDING (Notes 1 and 9):
  Common shares only                                                    3,498,000          3,465,000         3,544,000
  Common and potential common shares                                    3,770,000          3,763,000         3,851,000

See notes to consolidated financial statements.


                                   HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                   Year Ended December 31
                                                                    --------------------------------------------------
                                                                            2002               2001              2000
                                                                    -------------      -------------     -------------

Net income                                                          $     508,320      $   4,616,154     $   3,309,423

  Other comprehensive loss:

    Unrealized holding gains (losses) on marketable securities           (304,758)         1,199,251        (3,903,896)
    Reclassification adjustment for losses (gains)
      included in net income                                              134,498         (3,659,055)       (1,622,226)
                                                                    -------------      -------------     -------------

  Other comprehensive loss before income taxes                           (170,260)        (2,459,804)       (5,526,122)
                                                                    -------------      -------------     -------------
    Income tax expense (benefit) related to unrealized
      holding gains and losses on marketable securities                  (125,492)           492,948        (1,539,833)
    Income tax expense (benefit) related to reclassification
      adjustment for gains and losses included in net income               53,799         (1,504,043)         (639,862)
                                                                    -------------       -------------    -------------
    Income tax benefit related to items of other
      comprehensive loss                                                  (71,693)        (1,011,095)       (2,179,695)
    Minority interest in other comprehensive loss of
      Alliance Telecommunications Corporation                             (16,138)          (458,786)       (1,081,180)
                                                                    -------------      -------------     -------------
  Other comprehensive Ioss                                                (82,429)          (989,923)       (2,265,247)
                                                                    -------------      -------------     -------------

Comprehensive income                                                $     425,891      $    3,626,231    $   1,044,176
                                                                    =============       =============    =============

See notes to consolidated financial statements

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                        Additional                   Other
                                   Preferred Stock       Common Stock      Paid-in     Retained  Comprehensive
                                   Shares    Amount     Shares  Amount     Capital     Earnings  Income (Loss)     Total
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 1999      229,300  $229,300  3,574,712 $35,747 $13,274,444  $23,115,945   $3,326,482  $39,981,918
Net income                                                                            3,309,423                 3,309,423
Issuance of common stock under
 Employee Stock Purchase Plan                           10,742     108     115,167                                115,275
Issuance of common stock under
 Employee Stock Option Plan                             37,620     376     266,813                                267,189
Issuance of common stock in
 exchange for preferred stock      (8,000)   (8,000)     8,000      80       7,920                                      0
Issuance of common stock from
 exercise of outstanding warrants                       88,311     883     756,417                                757,300
Issuance of common stock to ESOP                         6,928      69      96,923                                 96,992
Purchase and retirement of
 common stock                                         (221,950) (2,219) (1,672,908)  (1,479,856)               (3,154,983)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                            (2,265,247)  (2,265,247)
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2000      221,300   221,300  3,504,363  35,044  12,844,776   24,945,512    1,061,235   39,107,867
Net income                                                                            4,616,154                 4,616,154
Issuance of common stock under
 Employee Stock Purchase Plan                           11,626     116     136,998                                137,114
Issuance of common stock under
 Employee Stock Option Plan                             52,375     524     412,351                                412,875
Issuance of common stock in
 exchange for preferred stock      (1,200)   (1,200)     1,200      12       1,188                                      0
Issuance of common stock to ESOP                        16,709     167     225,026                                225,193
Purchase and retirement of
 common stock                                         (109,704) (1,097)   (407,369)    (859,521)               (1,267,987)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                              (989,923)    (989,923)
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2001      220,100   220,100  3,476,569  34,766  13,212,970   28,702,145       71,312   42,241,293
Net income                                                                              508,320                   508,320
Issuance of common stock under
 Employee Stock Purchase Plan                           11,578     116      96,827                                 96,943
Issuance of common stock under
 Employee Stock Option Plan                             37,159     371     222,292                                222,663
Purchase and retirement of
 common stock                                          (70,239)   (702)   (269,120)    (467,633)                 (737,455)
Change in unrealized gains and
 losses on marketable securities,
 net of deferred taxes                                                                               (82,429)     (82,429)
                                  -------  --------  --------- ------- -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2002      220,100  $220,100  3,455,067 $34,551 $13,262,969  $28,742,832  $   (11,117) $42,249,335
                                  =======  ========  ========= ======= ===========  ===========   ==========  ===========

See notes to consolidated financial statements.



                                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31
                                                                         -----------------------------------------------
                                                                                 2002             2001              2000
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $     508,320    $   4,616,154    $   3,309,423
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Noncash cumulative effect of change in accounting principle            4,663,039
      Depreciation and amortization                                          9,963,888        11,318,010       10,177,520
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                             12,632        1,753,673        1,003,650
      Gain on sales of marketable securities                                                 (3,659,055)      (1,622,226)
      Noncash marketable securities impairment charge                          134,498
      Income from Midwest Wireless Holdings LLC                             (2,928,251)      (1,474,865)      (1,248,260)
      Income from other unconsolidated affiliates                             (142,535)        (665,365)        (646,594)
      Noncash loss on other investments                                                                        1,284,008
      Cash distributions from Midwest Wireless Holdings LLC                    869,723          901,295          716,653
      Cash distributions from other unconsolidated affiliates                  166,292          423,581          439,378
      Noncash patronage refunds                                               (260,233)        (270,793)          (8,780)
      Noncash investment income                                                                 (48,325)
      Changes in assets and liabilities net of effects from
        the purchase of Hager Telecom, Inc.:
        Accounts receivable                                                    (83,043)         812,491         (566,951)
        Materials, supplies and inventories                                     73,522         (423,436)        (172,847)
        Other current assets                                                   (45,234)         116,253          111,795
        Accounts payable                                                        26,074         (166,716)         (62,254)
        Accrued expenses                                                        13,317          155,083          121,137
        Income taxes payable                                                   119,804          335,697       (3,426,965)
        Deferred investment tax credits                                        (20,715)         (31,399)         (60,718)
        Deferred income taxes                                                      155          382,904         (934,383)
        Deferred compensation                                                   44,650           27,458            6,958
                                                                         -------------     -------------    -------------
          Net cash provided by operating activities                         13,115,903       14,102,645        8,420,544

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (9,265,040)     (10,618,722)      (9,446,190)
  Sales of marketable securities                                                              3,675,519        5,420,957
  Decrease (increase) in construction fund                                      97,702         (442,097)           8,169
  Investments in other unconsolidated affiliates                               (50,000)      (1,988,606)        (883,276)
  Purchases of other investments                                            (1,301,265)        (366,643)      (1,693,458)
  Proceeds from other investments                                              799,880           63,240          175,052
  Decrease (increase) in other assets                                         (161,417)        (135,987)         109,954
  Payments for purchase of Hager Telecom, Inc.,
    net of cash acquired                                                                                      (8,532,392)
                                                                         -------------     -------------    -------------
         Net cash used in investing activities                              (9,880,140)      (9,813,296)     (14,841,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                             (6,835,525)      (6,523,180)      (5,485,803)
  Proceeds from issuance of notes payable and long-term debt                 2,954,316        2,201,200          700,000
  Issuance of common stock                                                     319,606          549,989        1,139,764
  Purchase of stock                                                           (737,455)      (1,267,987)      (3,154,983)
                                                                         -------------     -------------    -------------
         Net cash used in financing activities                              (4,299,058)      (5,039,978)      (6,801,022)
                                                                         -------------     -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,063,295)        (750,629)     (13,221,662)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              13,083,481       13,834,110       27,055,772
                                                                         -------------     -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 12,020,186     $ 13,083,481    $  13,834,110
                                                                         =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $   5,039,440    $   5,710,494    $   6,189,304
  Income taxes paid                                                          3,596,254        4,650,094        8,639,597

See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 68% interest in Alliance Telecommunications Corporation, which owns and operates six local exchange telephone companies, two cable television companies, an engineering company, and a credit card communications company. At December 31, 2002, the Company's wholly and majority owned subsidiaries provided telephone service to 38,777 access lines in 37 rural communities in Minnesota, Wisconsin, South Dakota and Iowa. Its provided cable television services to 13,715 subscribers in Minnesota, South Dakota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's potential common shares outstanding include preferred stock, stock options and warrants. The calculation of the Company's net income per share is included in Exhibit 11 of this form 10-K.

Stock compensation: The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. These plans are described more fully in Note 9. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 (see Note 9), net income and net income per share would have been as follows:
                                                 2002         2001         2000
                                           ----------  -----------  -----------
Net income as reported                     $  508,320  $ 4,616,154  $ 3,309,423
Less: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards                                 (460,794)    (348,388)    (351,260)
                                           ----------  -----------  -----------
Pro forma net income                       $   47,526  $ 4,267,766  $ 2,958,163
                                           ==========  ===========  ===========

Basic net income per share:
     As reported                           $      .15  $      1.33  $       .93
     Pro forma                             $      .01  $      1.23  $       .83
Diluted net income per share:
     As reported                           $      .13  $      1.23  $       .86
     Pro forma                             $      .01  $      1.13  $       .77

Cash and cash equivalents: The Company considers temporary cash investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable: Receivables are stated at the amount the Company expects to collect from outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to the receivable accounts.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $9,961,567, $9,482,923 and $8,415,178 for 2002, 2001 and 2000, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Goodwill: In July, 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted these standards effective January 1, 2002. Under the new standards, goodwill is no longer amortized but is reviewed annually for impairment (Note 3).

Prior to the adoption of SFAS No. 142, goodwill was amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses was $1,812,679 and $1,739,225 in 2001 and 2000, respectively.

Investments in unconsolidated affiliates: The Company is a co-investor with other rural ILECS in Midwest Wireless Holdings LLC (Note 5) and several other partnerships and limited liability corporations (Note 6). The Company's percentage of ownership in these joint ventures ranges from 4% to 25%. The Company has board of director representation in each of these joint ventures and has the ability to influence their operations. The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

Other investments: The Company owns Rural Telephone Bank stock, CoBank stock, long-term certificates of deposit, and investments in the stock of other telecommunications service providers. Long-term investments in corporations that are not intended for resale or are not readily marketable and in which the Company does not exercise significant influence are valued at cost, which does not exceed net realizable value. During the fourth quarter of 2000, the Company took a charge against earnings of $1,273,000 due to impairment of its investment in Onvoy, Inc. common stock.

Other assets: Other assets owned by the Company include cable television franchises, customer lists and other deferred charges. Other intangible assets determined to have an indefinite useful life are not amortized in accordance with SFAS 142. Intangible assets with a determinable life are amortized over the useful life. Amortization included in expenses was $1,085, $21,172 and $21,881 for 2002, 2001 and 2000, respectively (Note 3).

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt. Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt (including the current portion) was $83,883,000 and $84,392,000 at December 31, 2002 and 2001, respectively.
Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

New accounting principles: Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 sets forth requirements for measuring and recognizing impairment losses on long-lived assets. The statement also establishes financial reporting requirements when impairment losses are recognized. Adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The FCC has notified the Company's ILEC subsidiaries that SFAS No. 143 will not be adopted for regulatory purposes. Current regulatory accounting requires ILECs to accrue for asset retirement obligations through prescribed depreciation rates. Considering the FCC's order and the provisions of SFAS No. 71, the Company does not expect the provisions of SFAS No. 143 to have a material impact on its financial position or operating results.

In June 2002, the Financial Accounting Standards Board issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of FAS 123". This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for stock-based compensation to its employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not impact the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002. The Company does not expect adoption of these provisions to have a material impact on its financial position or results of operations.

Basis of presentation: Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                            December 31
                                     Estimated    -----------------------------
                                    useful life           2002            2001
                                    -----------   -------------   -------------
     Land                                         $     634,160   $     632,585
     Buildings                      5-40 years        6,658,469       6,449,591
     Machinery and equipment        3-15 years        4,032,923       3,619,690
     Furniture and fixtures         5-10 years        2,221,407       2,310,545
     Telephone plant                5-33 years       91,153,581      82,436,569
     Cable television plant         10-15 years      10,445,523      10,343,032
     Construction in progress                           400,533       1,433,388
                                                  -------------   -------------
                                                    115,546,596     107,225,400
     Less accumulated depreciation                   58,880,798      49,863,075
                                                  -------------   -------------
                                                  $  56,665,798   $  57,362,325
                                                  =============   =============

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS

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

In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using used the same valuation methodology the Company is using to negotiate the breakup of Alliance. The valuation is an average of access line and customer valuations and cash flow multiple valuations considered appropriate in the current marketplace. The Company believes the valuations placed on these units are consistent with values placed on properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results.

The goodwill impairment is associated principally with goodwill resulting from the Company's acquisition of Hager TeleCom, Inc, but also included charges from cable television acquisitions and the acquisition of Ollig Utilities. The amount of the impairment primarily reflects the decline in the market valuations for telephone access lines and internet customers and valuations of competing local exchange carrier ("CLEC") assets that have occurred since the acquisition. Changes in the Company's goodwill by segment are as follows:

                                      Hector         Alliance      Consolidated
Balance December 31, 2001     $      623,721    $  53,039,029     $  53,662,750
Impairment loss                     (228,447)      (4,359,310)       (4,587,757)
                              --------------    -------------     -------------
Balance December 31, 2002     $      395,274    $  48,678,719     $  49,074,993
                              ==============    =============     =============

The Company owns 10.4% of Midwest Wireless Holdings LLC. The Company accounts for its investment in Midwest Wireless Holdings using the equity method, and earnings from the investment are material to the Company's net income. At December 31, 2001 Midwest Wireless Holdings LLC had investments in cellular, LMDS and PCS licenses totaling $187,212,000, net of amortization of $9,922,000. Midwest Wireless Holdings LLC has determined that these licenses have indefinite useful lives and ceased amortization on January 1, 2002.

The Company's other intangible assets consist of cable television franchises and internet customer lists. Amortization expense is estimated to be $21,000 per year for 2003 through 2007.

 At December 31, 2001, the Company had an investment in cable television franchises of $77,000, net of an amortization reserve of $146,000. Under the provisions of SFAS 142, the Company determined its cable television franchises have an indefinite useful life and ceased amortization effective January 1, 2002. Cable television franchises are limited to 15 years, but are renewable as long as the Company continues to comply with the applicable Federal Communications Commission (FCC) rules and policies and the terms of the local franchising authorities. Franchises may be renewed at minimal cost. The Company intends to renew the franchises indefinitely, and has had no problems obtaining necessary renewals. The Company will evaluate each reporting period whether events and circumstances continue to support an indefinite useful life for the franchises.

Changes in the Company's intangible assets and other assets by segment are as follows:
                                                    Alliance
                                   Hector   -----------------------
                                Intangible  Intangible
                                  Assets       Assets  Other Assets Consolidated
                                ----------  ----------  ----------- ------------
 Balance at December 31, 2001   $   77,060  $        -  $   250,625   $ 327,685
 Additions                           7,700      98,358       54,123     160,181
 Amortization                       (1,085)          -            -      (1,085)
 Impairment loss                   (75,282)          -            -     (75,282)
                                ----------  ----------  -----------  -----------
 Balance at December 31, 2002   $    8,393  $   98,358  $   304,748   $ 411,499
                                ==========  ==========  ===========  ===========

The following table provides a reconciliation of reported net income to pro forma net income, including net income per share information, for the periods ended December 31, 2002, 2001 and 2000 as if the provisions of SFAS 142 had been effective January 1, 2000:

                                       2002             2001              2000
                               -------------    -------------     -------------
Net income as reported         $     508,320    $   4,616,154     $   3,309,423
 Amortization                              -        1,833,851         1,760,662
 Midwest Wireless amortization             -          468,609           393,187
 Midwest Wireless goodwill                 -          252,780           248,664
 Income tax expense                        -         (289,000)         (257,000)
 Minority interest                         -         (669,282)         (633,791)
                               -------------    -------------     -------------
Pro forma net income           $     508,320    $   6,213,112     $   4,821,145
                               =============    =============     =============

Basic net income per share:
     As reported               $         .15    $        1.33     $         .93
     Pro forma                 $         .15    $        1.79     $        1.36
Diluted net income per share:
     As reported               $         .13    $        1.23     $         .86
     Pro forma                 $         .13    $        1.65     $        1.25

NOTE 4 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 2002 and December 31, 2001. The cost and fair values of available-for-sale investment securities was as follows:
                                           Gross          Gross
                                      Unrealized     Unrealized            Fair
                             Cost          Gains         Losses           Value
                     ------------    -----------    -----------    -------------
December 31, 2002    $    126,482    $    21,292    $  (33,540)    $    114,234
December 31, 2001         260,980    $   172,159    $  (14,135)    $    419,004


Net unrealized gains on marketable securities, net of related deferred taxes and minority interest, are included in stockholders' equity as accumulated other comprehensive income (loss) at December 31, 2002 and 2001 as follows:

                               Net      Deferred                    Accumulated
                        Unrealized        Income       Minority    Comprehensive
                     Gains (Losses)        Taxes       Interest    Income (Loss)
                     -------------   -----------    -----------    -------------
December 31, 2002    $    (12,248)   $     4,914    $    (3,783)   $    (11,117)
December 31, 2001    $    158,024    $   (66,791)   $   (19,921)   $     71,312

These amounts have no cash effect and are not included in the statement of cash flows.

During 2002 the Company determined that its investment in certain available-for-sale securities was permanently impaired. Due to the impairment, the Company reduced the cost basis of its marketable securities by $134,500 and recorded a charge against net income for a similar amount.

Gross proceeds from sales of available-for-sale securities were $3,676,000 and $5,421,000 in 2001 and 2000. Gross realized gains on sales of securities were $3,659,000 and $1,622,000 in 2001 and 2000 respectively. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.

NOTE 5 - MIDWEST WIRELESS HOLDINGS LLC

At December 31, 2002 the Company owned 10.4% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The investment is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. Income from this investment, net of associated amortization expense, was $2,928,000, $1,475,000, and $1,248,000 in 2002, 2001 and 2000, respectively. Cash distributions received from Midwest Wireless were $870,000, $901,000 and $717,000 in 2002, 2001 and 2000, respectively. The excess of cost over the Company's share of equity in Midwest Wireless at the time of acquisition, net of amortization reserves, was $8,046,000 at December 31, 2002. Excess cost was amortized in 2001 and 2000 on the straight-line method over periods ranging from twenty-five to forty years. Amortization expense was $253,000 and $249,000 in 2001 and 2000, respectively. At December 31, 2002, the Company's cumulative share of income from Midwest Wireless was $11,207,000, of which $6,758,000 was undistributed.

Midwest Wireless has loan agreements with the Rural Telephone Finance Cooperative ("RTFC") that restrict distributions to members. At December 31, 2002, under these covenants Midwest Wireless could not make distributions to members except for amounts necessary to pay income taxes.

Summarized audited financial information for Midwest Wireless for 2002, 2001 and 2000 is as follows:

                                      Year Ended December 31
                                  2002            2001             2000
                         --------------   -------------    -------------
Current assets           $   12,445,979   $  17,409,300    $  14,363,696
Noncurrent assets           305,838,514     285,615,880      250,179,199
Current liabilities          56,909,149      48,394,693       25,397,983
Noncurrent liabilities      115,446,843     130,528,309      124,525,414
Minority interest             9,428,619       6,913,996        5,844,777
Members' equity             136,499,882     117,188,182      108,774,721
Revenues                    162,697,183     140,538,515      112,345,743
Expenses                    134,583,663     123,950,155       98,048,672
Net income                   28,113,520      16,588,360       14,297,071

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural ILECS in several other partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company's ownership percentage, current investment and income or loss from these investments in 2002, 2001 and 2000:

                                                Book Value at
                                                 December 31                  Income (Loss) on Investment
                              Ownership    ----------------------      -----------------------------------------
                               Interest         2002        2001            2002           2001            2000
                              ---------    ----------  ----------      ----------     ----------      ----------
 Broadband Visions                17.9%    $  698,155  $  700,345        $ (2,190)        $ (949)        $ 3,140
 Communications Mgmt Grp           6.5%       176,242     183,414          (7,172)       (56,134)        (41,520)
 Desktop Media                    10.0%       375,000     500,000        (125,000)             -               -
 Fibercom                         12.5%       447,795     451,060         (53,265)       175,612          87,372
 Fibernet                         12.8%       495,263     428,912         104,811         85,408          24,056
 Northern Transport Group         20.0%       353,439     394,060         (40,621)       121,204         350,705
 NW Minnesota Spec Access          5.3%        88,612      72,580          16,032         53,232               -
 South Central Switching          25.0%       101,399     152,042          13,039         41,906          22,881
 SDN Communications                4.1%       500,438     387,288         147,300         78,854         184,246
 Val-Ed Joint Venture             18.1%       923,561     894,723          28,838        150,671         (53,460)
 West Central Transport            5.0%       213,693     182,930          60,763         53,533          54,216
 Wireless North                   10.4%             -           -               -        (37,972)         14,958
                                           ----------  ----------      ----------     ----------      ----------
                                           $4,373,597  $4,347,354       $ 142,535      $ 665,365       $ 646,594
                                           ==========  ==========      ==========     ==========      ==========


NOTE 7 - INCOME TAXES

Hector Communications Corporation and its wholly owned subsidiaries file a consolidated tax return separate from the consolidated return for Alliance Telecommunications Corporation and its subsidiaries. Income tax expenses (benefits) consist of the following:
                                           Year Ended December 31
                                  ---------------------------------------
                                        2002          2001          2000
                                  -----------   -----------   -----------
Currently payable taxes:
     Federal                      $ 2,728,000   $ 4,002,000   $ 4,053,000
     State                            963,000       967,000     1,149,000
                                  -----------   -----------   -----------
                                    3,691,000     4,969,000     5,202,000

Deferred income taxes (benefit)             -       383,000      (934,000)
Deferred investment tax credits       (21,000)      (31,000)      (61,000)
                                  -----------   -----------   -----------
                                  $ 3,670,000   $ 5,321,000   $ 4,207,000
                                  ===========   ===========   ===========

Deferred tax assets and liabilities as of December 31 related to the following:

                                                  2002            2001
                                           ------------    ------------
Deferred tax liabilities:
     Accelerated depreciation              $  6,158,754    $  5,256,119
     Partnership and LLC investments            903,000       1,623,000
     Marketable securities                        1,000         109,000
     Other                                            -          88,000
                                           ------------    ------------
                                              7,062,754       7,076,119
Deferred tax assets:
     Deferred compensation                      376,000         377,000
     Intangibles                                238,000         200,000
     Accrued expenses                           272,000         256,000
     Bad debts                                  255,000         159,000
     Other                                       55,000               -
                                           ------------    ------------
                                              1,196,000         992,000

Net deferred tax liability                 $  5,866,754   $   5,975,119
                                           ============   =============

The provision for income taxes varied from the federal statutory tax rate as follows:
                                               Year Ended December 31
                                            ---------------------------
                                              2002      2001      2000
                                            -------   -------   -------
Tax at U.S. statutory rate                    35.0%     35.0%     35.0%
Surtax exemption                              (1.0)      (.9)     (1.0)
State income taxes, net of federal benefit     8.5       5.5       8.0
Excess of cost over net assets acquired          -       5.3       7.0
Investment tax credits                         (.2)      (.3)      (.7)
Other                                          (.3)       .9       1.1
                                            -------   -------   -------
Effective tax rate                            42.0%     45.5%     49.4%
                                            =======   =======   =======

NOTE 8 - NOTES PAYABLE AND LONG-TERM DEBT
                                                           December 31
                                                  -----------------------------
                                                         2002             2001
                                                  ------------     ------------
Notes payable to CoBank, payable by Alliance
 Telecommunications Corporation in monthly
 installments, average interest rate of 6.8%,
 due 2003 to 2011                                 $ 38,186,000     $ 41,531,600
Rural Utilities Service ("RUS") and Rural
 Telephone Bank ("RTB") mortgage notes,
 payable by telephone company subsidiaries in
 monthly and quarterly installments, average
 rate of 5.4%, due 2003 to 2028                     39,953,618       39,808,528
Notes payable to Rural Telephone Finance
 Cooperative in quarterly installments,
 interest rate of 5.5%, due 2013                     3,157,051        3,365,634
Notes payable to former owners of Felton
 Telephone Company, payable by a subsidiary
 of Alliance Telecommunications Corporation
 in monthly installments, interest rate of
 8.25%, due 2005                                     1,215,491        1,687,607
                                                  ------------     ------------
                                                    82,512,160       86,393,369
Less current portion                                 7,364,600        6,752,100
                                                  ------------     ------------
                                                  $ 75,147,560     $ 79,641,269
                                                  ============     ============

The Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) are the Company's primary sources of long-term financing for additions to telephone plant and equipment. The RUS has made long-term, low-interest loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS is authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government's cost of money for a like term. The RTB advances funds at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans. Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. At December 31, 2002, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $19,937,000 to finance specific construction activities in future years.

Alliance Telecommunications Corporation has a term loan agreement with the CoBank to fund the acquisition of Ollig Utilities Company. As a condition of maintaining the loan, Alliance owns stock in the bank. At December 31, 2002, Alliance's investment in CoBank stock was $3,772,000.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refunds accrued were $300,000, $325,000 and $231,000 in 2002, 2001 and 2000, respectively. Approximately 30% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds might be in future years.

CoBank's loan is secured by a pledge of the stock of Alliance and its subsidiaries and a second position secured interest in the assets of Alliance's LEC subsidiaries. Interest rates on long-term portions of the loan are fixed for periods ranging from one to ten years, while the current portion floats at short-term market rates. The average rate on the total loan was approximately 6.8% at December 31, 2002. Principal payments began in January 1997 and will continue until March 2011.

The amount of dividends on common stock that may be paid by the subsidiaries to the Company is limited by certain financial covenants set forth in the RUS, RTB and CoBank mortgages. At December 31, 2002, $4,294,000 of subsidiaries' retained earnings was available for dividend payments to HCC.
At December 31, 2002, $24,449,000 of HCC's retained earnings were not available to pay dividends to shareholders due to restrictions in the debt agreements.

The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2003 are $6,276,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

 The Company has a term loan and a $5,000,000 revolving line of credit from Rural Telephone Finance Cooperative ("RTFC"). The interest rate on the term loan varies according to the rate charged by the Lender for similar loans (5.5% at December 31, 2002). Interest on borrowings against the credit line is at the bank's prime rate plus 1.5%. Both the credit line and the term loan are secured by a pledge of the stock of HCC's wholly owned subsidiaries.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                          2003            $   7,364,600
                          2004                7,890,100
                          2005                7,951,700
                          2006                8,267,700
                          2007                8,791,700

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with stock option plans under which 800,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 2,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2002, 83,850 shares were available to be issued under the plans. Changes in outstanding employee and director stock options during the three years ended December 31, 2002 are as follows:

                                                            Average
                                          Number of  exercise price
                                             shares       per share
                                      -------------   -------------
Outstanding at December 31, 1999            307,650   $        8.72
                  Granted                    96,100           12.22
                  Exercised                 (46,575)           7.28
                  Canceled                   (8,100)          10.53
                                      -------------   -------------
Outstanding at December 31, 2000            349,075            9.83
                  Granted                   105,550           10.28
                  Exercised                 (64,800)           7.79
                  Canceled                     (750)          10.84
                                      -------------   -------------
Outstanding at December 31, 2001            389,075           10.29
                  Granted                   111,800           13.27
                  Exercised                 (53,800)           8.24
                  Canceled                     (900)          11.91
                                      -------------   -------------
Outstanding at December 31, 2002            446,175   $       11.28
                                      =============   =============

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2002, 348,242 stock options are currently exercisable at an average price of $11.00 per share. The following table summarizes the status of stock options outstanding at December 31, 2002:
                                       Weighted Average           Weighted
                                            Remaining              Average
Range of Exercise Prices    Shares        Option Life       Exercise Price
------------------------   -------        -----------       --------------
$ 6.50 to $  9.99           75,600          1.5 years       $         8.52
$10.00 to $12.00           231,225          2.8 years                11.03
$12.01 to $14.43           139,350          4.4 years                13.20

Effective August 1, 1990, the 1990 Employee Stock Purchase Plan ("ESPP") was adopted, for which 100,000 shares were reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 11,578, 11,626 and 10,742 for the plan years ended August 31, 2002, 2001 and 2000, respectively. At December 31, 2002 employees had subscribed to purchase an additional 15,700 shares in the current plan cycle ending August 31, 2003.

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

                                           Year Ended December 31
                              --------------------------------------------------
                                      2002              2001               2000
                              -------------    --------------   ----------------
Net income                    $      47,526    $    4,267,766   $      2,958,163
Basic net income per share    $         .01    $         1.23   $            .83
Diluted net income per share  $         .01    $         1.13   $            .77

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:
                                                  Year Ended December 31
                                         --------------------------------------
                                              2002            2001         2000
                                        ----------      ----------   ----------
Expected volatility                          29.8%           29.3%        29.6%
Risk free interest rate                       4.6%            4.7%         6.5%
Expected holding period - employees        4 years         4 years      4 years
Expected holding period - directors        7 years         7 years      7 years
Dividend yield                                  0%              0%           0%

Pro forma stock-based compensation cost was $460,794, $348,388 and $351,260 in 2002, 2001 and 2000, respectively. Fair value of all options issued was $515,360, $358,950 and $443,534 in 2002, 2001 and 2000, respectively.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company purchased and retired 70,239, 109,704 and 221,950 shares in 2002, 2001 and 2000 respectively. Cost of the repurchased shares was $737,000, $1,268,000. and $3,155,000 in 2002, 2001 and 2000 respectively. At December 31,
2002, 216,000 shares could be repurchased under outstanding Board authorizations.

In 1995 the Company issued convertible subordinated debentures. The underwriters of the debenture offering also received warrants to purchase shares of the Company's common stock at a price of $8.70 per share. 88,311 shares were issued upon exercise of warrants in 2000. At December 31, 2002, no warrants remain outstanding.

Effective August 1, 1990, the Board of Directors adopted a leveraged employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $139,200, $133,200 and $100,000 for 2002, 2001 and 2000, respectively. At December 31, 2002, the ESOP held 75,974 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation do not participate in the plan. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

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

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company for 2002, 2001 and 2000 were approximately $226,000, $203,000 and $172,000 respectively.

Employees of Alliance Telecommunications Corporation who meet certain age and service requirements are eligible to participate in a profit sharing plan. Contributions are determined annually by Alliance's Board of Directors and are allocated proportionately to the participants in each allocation group. Contributions to the plan by the Company in 2002, 2001 and 2000 were $268,000, $247,000 and $220,000 respectively.

Alliance has a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. The Company's expense under the plan was $138,000, $121,000 and $100,000 in 2002, 2001 and 2000 respectively. Payments made under the agreement were $93,000 in each of the last three years.

NOTE 11 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $186,000, $286,000 and $314,000 in 2002, 2001 and 2000 respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $74,000 and $152,000 at December 31, 2002 and 2001, respectively.

NOTE 12 - ACQUISITIONS.

Effective June 9, 2000, Alliance Telecommunications Corporation acquired all the outstanding common stock of Hager TeleCom, Inc. ("Hager"); a rural telephone company located in southwestern Wisconsin. Hager serves approximately 2,100 access lines, provides internet service to 2,700 customers in Hager, WI and Red Wing, MN and has an ownership interest in Midwest Wireless Holdings LLC. The purchase price was $9,124,500 of cash plus acquisition costs. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $5,810,000. The operations of Hager, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

    Property, plant and equipment                          $       3,819,916
    Excess of cost over net assets acquired                        5,809,643
    Investment in Midwest Wireless Holdings LLC                    2,500,000
    Long-term debt                                                (3,612,396)
    Deferred taxes                                                  (281,872)
    Other assets and liabilities                                     978,961
                                                           ------------------
       Total purchase price                                        9,214,252
   Less cash and cash equivalents acquired                          (681,860)
                                                           ------------------
   Payment for purchase of Hager TeleCom, Inc.,
     net of cash acquired                                  $       8,532,392
                                                           ==================

NOTE 13 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its wholly owned subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:



                                                                     Hector           Alliance       Consolidated
                                                               --------------     --------------  ----------------
Year Ended December 31, 2002
Revenues                                                      $     9,466,013    $    30,255,633  $     39,721,646
Costs and expenses                                                  8,541,209         21,138,684        29,679,893
                                                              ---------------    ---------------  ----------------
Operating income                                                      924,804          9,116,949        10,041,753
Interest expense                                                     (891,553)        (3,835,246)       (4,726,799)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      844,403          2,083,848         2,928,251
   Other unconsolidated affiliates                                     46,892             95,643           142,535
Interest and dividend income                                          135,169            346,089           481,258
Loss on marketable securities                                                           (134,498)         (134,498)
                                                              ---------------    ---------------- -----------------
Income before income taxes and minority interest              $     1,059,715    $     7,672,785  $      8,732,500
                                                              ===============    ===============  ================

Depreciation and amortization                                 $     3,139,678    $     6,822,974  $      9,962,652
                                                              ===============    ===============  ================

Total assets                                                  $    30,564,628    $   123,921,332  $    154,485,960
                                                              ===============    ===============  ================

Capital expenditures                                          $     2,608,523    $     6,656,517  $      9,265,040
                                                              ===============    ===============  ================

Year Ended December 31, 2001
Revenues                                                      $     9,807,109    $    30,825,803  $     40,632,912
Costs and expenses                                                  8,167,467         21,944,429        30,111,896
                                                              ---------------    ---------------  ----------------
Operating income                                                    1,639,642          8,881,374        10,521,016
Interest expense                                                     (903,875)        (4,398,183)       (5,302,058)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      467,708          1,007,157         1,474,865
   Other unconsolidated affiliates                                     93,581            571,784           665,365
Interest and dividend income                                          263,542            409,042           672,584
Gain on sale of marketable securities                                                  3,659,055         3,659,055
                                                              ---------------    ---------------  ----------------
Income before income taxes and minority interest              $     1,560,598    $    10,130,229  $     11,690,827
                                                              ===============    ===============  ================

Depreciation and amortization                                 $     3,178,259    $     8,138,515  $     11,316,774
                                                              ===============    ===============  ================

Total assets                                                  $    31,030,867    $   127,220,186  $    158,251,053
                                                              ===============    ===============  ================

Capital expenditures                                          $     3,984,562    $     6,634,160  $     10,618,722
                                                              ===============    ===============  ================

Year Ended December 31, 2000
Revenues                                                      $     9,679,527    $    28,110,575  $     37,790,102
Costs and expenses                                                  7,583,148         19,216,098        26,799,246
                                                              ---------------    ---------------  ----------------
Operating income                                                    2,096,379          8,894,477        10,990,856
Interest expense                                                     (952,574)        (5,002,029)       (5,954,603)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      436,062            812,198         1,248,260
   Other unconsolidated affiliates                                    299,279            347,315           646,594
Loss from other investments                                          (124,020)        (1,159,988)       (1,284,008)
Interest and dividend income                                          375,541            875,207         1,250,748
Gain on sale of marketable securities                                                  1,622,226         1,622,226
                                                              ---------------    ---------------  ----------------
Income before income taxes and minority interest              $     2,130,667    $     6,389,406  $      8,520,073
                                                              ===============    ===============  ================

Depreciation and amortization                                 $     2,821,781    $     7,354,503  $     10,176,284
                                                              ===============    ===============  ================

Total assets                                                  $    30,116,889    $   128,561,092  $    158,677,981
                                                              ===============    ===============  ================

Capital expenditures                                          $     3,111,108    $     6,335,082  $      9,446,190
                                                              ===============    ===============  ================

NOTE 14 - BREAKUP OF ALLIANCE TELECOMMUNICATIONS CORPORATION

       In 2001, Golden West and ACCI, the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a share of the assets and liabilities of Alliance. Negotiations were conducted throughout 2002. The negotiation process included evaluations and appraisals of Alliance's business components, negotiations with Alliance's lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms. The process also included seeking necessary regulatory approvals from local, state and national regulators.

       The Company expects to complete the Alliance breakup transactions on or about April 30, 2003. In the transactions, Golden West and ACCI will exchange their stock in Alliance in exchange for Alliance's stock in Hills Telephone Company and Sioux Valley Telephone Company, which serve 8,700 telephone access lines and 2,400 cable television customers. 32% of Alliance's ownership interest in Midwest Wireless Holdings LLC would also be transferred, reducing Hector's total ownership from 10.4% to 8%. Sioux Valley and Hills would pay a dividend to Alliance prior to the breakup of $13,400,000, which would be used to reduce the Alliance's debt to CoBank. Concurrent with the breakup, Alliance will enter into a new loan agreement with CoBank.

(b)  SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                                                Quarter Ended
                                                          --------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
------------------------------------------------------------------------------------------------------------------
                           2002
Revenues                                                     $    9,859   $    9,557   $   10,436      $   9,870
Operating income                                                  2,557        2,106        3,351          2,028
Income before cumulative effect of
  change in accounting principle                                  1,085          737        1,329            504
Cumulative effect of change in accounting principle              (3,147)
Net income (loss)                                                (2,062)         737        1,329            504
Basic net income (loss) per share:
  Before cumulative effect of accounting change              $     .31    $      .21   $      .38      $     .14
  Cumulative effect of accounting change                          (.90)
                                                              ---------    ---------    ---------       --------
                                                             $    (.59)   $      .21   $      .38      $     .14
                                                              =========    =========    =========       ========
Diluted net income (loss) per share:
  Before cumulative effect of accounting change              $     .29    $      .19   $      .35      $     .14
  Cumulative effect of accounting change                          (.84)
                                                              ---------    ---------    ---------       --------
                                                             $    (.55)   $      .19   $      .35      $     .14
                                                              =========    =========    =========       ========


                           2001
Revenues                                                     $    9,885   $   10,246   $   10,386      $  10,116
Operating income                                                  2,640        2,389        3,029          2,463
Net income                                                          694        1,137        1,969            816
Basic net income per share                                   $      .20   $      .33   $      .57      $     .24
Diluted net income per share                                 $      .19   $      .30   $      .52      $     .21




   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 21, 2003 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(a)(c) herein. The information called for by
Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures
Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

(b)  Changes in Internal Controls
Subsequent to the date of the evaluation referred to in paragraph (a) through the date of this report, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                       PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) (1)  Consolidated Financial Statements
         ---------------------------------

         The following Consolidated Financial Statements of Hector Communications Corporation and subsidiaries appear at pages 26 to 42 herein:

    Independent Auditors' Report for the years ended
    December 31, 2002, 2001 and 2000

    Consolidated Balance Sheets as of December 31, 2002 and 2001

    Consolidated Statements of Income for the years ended
    December 31, 2002, 2001 and 2000

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules                                Page Herein
        -----------------------------                                -----------

    The following financial statement schedules are being filed as part of this Form 10-K Report:

    Independent Auditors' Report on financial statement schedules
    for the years ended December 31, 2002, 2001 and 2000                     55

    Schedule I - Condensed Financial Information of Registrant            55-58
    Schedule II - Valuation and Qualifying Accounts and Reserves             58

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X,
    Article 3-09. 58-71

(a)  (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index which appears on page 64 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2002

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 28, 2003                   /s/ Curtis A. Sampson
                                        -------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

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

Signature                   Title                                 Date
-------------------------   ----------------------------------    --------------

/s/Curtis A. Sampson        Chairman of the Board of Directors,   March 28, 2003
-------------------------   Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren        President, Chief Operating Officer,   March 28, 2003
-------------------------   and Director
Steven H. Sjogren

/s/Paul N. Hanson           Vice President, Treasurer and         March 28, 2003
-------------------------   Director
Paul N. Hanson

/s/Charles A. Braun         Chief Financial Officer and           March 28, 2003
-------------------------   Principal Accounting Officer
Charles A. Braun

/s/Ronald J. Bach           Director                              March 28, 2003
-------------------------
Ronald J. Bach

                            Director                              March 28, 2003
-------------------------
James O. Ericson

/s/Luella Gross Goldberg    Director                              March 28, 2003
-------------------------
Luella Gross Goldberg

/s/Paul A. Hoff             Director                              March 28, 2003
-------------------------
Paul A. Hoff

/s/Gerald D. Pint           Director                              March 28, 2003
-------------------------
Gerald D. Pint

/s/Wayne E. Sampson         Director                              March 28, 2003
-------------------------
Wayne E. Sampson

                                  Certification
                                  -------------
I, Curtis A. Sampson, Chairman and Chief Executive Officer of Hector Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Hector Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Curtis A. Sampson
------------------------------------
Curtis A. Sampson
Chairman and Chief Executive Officer

                                  Certification
                                  -------------
I, Charles A. Braun, Chief Financial Officer of Hector Communications Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Hector Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



/s/ Charles A. Braun
-----------------------------
Chief Financial Officer

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 2002





                          -----------------------------
                          FINANCIAL STATEMENT SCHEDULES

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 12, 2003, included the related financial statement schedules as listed in item 14(a)2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 12, 2003


                        HECTOR COMMUNICATIONS CORPORATION
                        ---------------------------------
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                                          December 31
                                                -------------------------------
                                                        2002              2001
                                                -------------     -------------
Assets:
  Cash                                            $   168,749       $   154,401
  Investment in subsidiaries                       44,381,330        43,829,268
  Other current assets                                217,996           544,217
  Property, plant and equipment, net                  613,875           667,195
  Accounts with subsidiaries                          167,731           398,828
  Other investments                                   771,518           830,742
                                                -------------     -------------
Total Assets                                      $46,321,199       $46,424,651
                                                =============     =============

Liabilities and Stockholders' Equity:
  Accounts payable                                $    40,276       $   106,187
  Other current liabilities                           874,537           711,537
  Current portion of long-term debt                   223,000           209,000
  Long-term debt                                    2,934,051         3,156,634
  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized:
      Convertible Series A, 220,100 shares
        issued and outstanding                        220,100           220,100
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,455,067 and
      3,476,569 shares issued and outstanding          34,551            34,766
    Additional paid-in capital                     13,262,969        13,212,970
    Retained earnings                              28,742,832        28,702,145
    Accumulated other comprehensive income (loss)     (11,117)           71,312
                                                -------------     -------------
Total Liabilities and Stockholders' Equity        $46,321,199       $46,424,651
                                                =============     =============

See notes to condensed financial statements of registrant.


                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
               --------------------------------------------------

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                               Year Ended December 31
                                                  ------------------------------------------------
                                                         2002              2001              2000
                                                  ------------      ------------      ------------
Revenues:
  Sales                                           $   175,232         $ 181,623         $ 109,326

Expenses:
  Operating expenses                                  154,000           140,331           215,104
  Amortization of goodwill                                               34,721            34,721
  Interest expense, net                               164,131           204,236           284,942
  Income tax benefit                                  (44,775)          (33,999)         (122,816)
                                                  ------------      ------------      ------------
    Total expenses                                    273,356           345,289           411,951

Income (loss) before equity in earnings of
  subsidiaries                                        (98,124)         (163,666)         (302,625)

Equity in earnings of subsidiaries                    606,444         4,779,820         3,612,048
                                                  ------------      ------------      ------------
Net income                                            508,320         4,616,154         3,309,423

Other comprehensive income (loss):
  Unrealized holding gains (losses) of
  subsidiaries on marketable securities              (304,770)        1,199,251        (3,903,896)
  Reclassification adjustment for losses
  (gains) of subsidiaries included in net income      134,498        (3,659,055)       (1,622,226)
                                                  ------------      ------------      ------------
Other comprehensive loss before
  income taxes                                       (170,272)       (2,459,804)       (5,526,122)
                                                  ------------      ------------      ------------
Income tax expense related to unrealized holding
  gains (losses) of subsidiaries on marketable
  securities                                         (125,504)          492,948        (1,539,833)
Income tax expense (benefit) related to
  reclassification adjustment for gains of
  subsidiaries included in net income                  53,799        (1,504,043)         (639,862)
                                                  ------------      ------------      ------------
Income tax benefit related to items of other
  comprehensive income                                (71,705)       (1,011,095)       (2,179,695)
Minority interest in other comprehensive
  income (loss) of subsidiaries                       (16,138)         (458,786)       (1,081,180)
                                                  ------------      ------------      ------------
Other comprehensive loss                              (82,429)         (989,923)       (2,265,247)
                                                  ------------      ------------      ------------
Comprehensive income                              $   425,891       $ 3,626,231       $ 1,044,176
                                                  ============      ============      ============

See notes to condensed financial statements of registrant.


                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)
               --------------------------------------------------

                            STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31
                                                  ------------------------------------------------
                                                         2002              2001              2000
                                                  ------------      ------------      ------------
Cash flows from operating activities:
 Net income                                       $   508,320       $ 4,616,154       $ 3,309,423
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Loss (income) from other investments                2,692               448            (3,141)
    Noncash patronage refund                           (4,483)           (8,326)           (8,780)
    Equity in earnings of subsidiaries               (606,444)       (4,779,820)       (3,612,048)
    Depreciation and amortization                      74,027           108,135            90,661
    Changes in assets and liabilities:
     Other current assets                             344,919            16,721          (101,478)
     Accounts with subsidiaries                       231,097         1,075,849           682,711
     Cash overdraft                                                                       (29,931)
     Accounts payable                                 (65,911)          (82,693)          (68,907)
     Other current liabilities                        163,000           190,440           412,694
                                                  ------------      ------------      ------------
 Net cash provided by operating activities            647,217         1,136,908           671,204

Cash flows from investing activities:
  Purchases of property, plant and equipment          (20,706)          (82,243)         (621,758)
  Purchases of other investments                                                         (350,000)
  Cash proceeds from other investments                 14,269               922
  Decrease in other assets                                                                 25,000
                                                  ------------      ------------      ------------
 Net cash used in investing activities                 (6,437)          (81,321)         (946,758)

Cash flows from financing activities:
  Repayment of long-term debt                        (208,583)         (195,271)         (182,807)
  Issuance of common stock                            319,606           549,989         1,139,764
  Purchase of stock                                  (737,455)       (1,267,987)       (3,154,983)
  Investment by affiliate in parent company stock                                       2,485,663
                                                  ------------      ------------      ------------
 Net cash provided by (used in)
  financing activities                               (626,432)         (913,269)          287,637
                                                  ------------      ------------      ------------
Net increase in cash and cash equivalents              14,348           142,318            12,083

Beginning cash and cash equivalents                   154,401            12,083                 0
                                                  ------------      ------------      ------------
Ending cash and cash equivalents                  $   168,749       $   154,401       $    12,083
                                                  ============      ============      ============

Supplemental disclosures of cash flow information:
  Interest paid                                   $   177,004       $   342,242       $   307,899
  Income taxes paid                                   371,000           285,000           505,166

See notes to condensed financial statements of registrant.

              NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

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

Note 3 - Long Term Debt
                                                           December 31
                                                  ------------------------------
                                                        2002               2001
                                                  ------------      ------------
Notes payable to Rural Telephone
  Finance Cooperative in quarterly installments,
  interest rate of 5.5%, due 2013                 $  3,157,051      $  3,365,634
Less current portion                                   223,000           209,000
                                                  ------------      ------------
                                                  $  2,934,051      $  3,156,634
                                                  ============      ============


The annual requirements for principal payments on notes payable and long-term debt are as follows:
                         2003                  $   223,000
                         2004                      238,000
                         2005                      254,000
                         2006                      272,000
                         2007                      290,000




             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES Schedule II - Valuation and Qualifying Accounts and Reserves

                           Balance at     Additions   Deductions         Balance
                         Beginning of   Charged to         from           at End
Description                    Period      Revenues     Reserves       of Period
-----------                 ---------   -----------    ---------       ---------

Allowance for doubtful accounts:

Year ended:

  December 31, 2002         $ 396,000   $ 1,017,000    $ 697,000 (A)   $ 716,000

  December 31, 2001         $ 360,000   $   311,000    $ 275,000 (A)   $ 396,000

  December 31, 2000         $ 447,000   $   475,000    $ 562,000 (A)   $ 360,000

(A) Accounts determined to be uncollectible and charged off against reserve.

Midwest Wireless
Holdings L.L.C.
Report on Audits of Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000

                        Report of Independent Accountants




To the Board of Managers and Members of

Midwest Wireless Holdings L.L.C.:



In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations, changes in members' equity, and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



As discussed in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.



PricewaterhouseCoopers LLP



Minneapolis, Minnesota

February 6, 2003

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
At December 31, 2002 and 2001
--------------------------------------------------------------------------------



  ASSETS                                               2002                2001

Current assets:
    Cash and cash equivalents                   $  1,367,210         $ 3,032,464
    Accounts receivable, less allowance for
      doubtful accounts of $550,403 and
      $572,120 in 2002 and 2001, respectively      8,155,607          10,935,228
    Inventories                                    1,411,573           2,207,887
    Other assets                                   1,511,589           1,233,721
                                                ------------        ------------
      Total current assets                        12,445,979          17,409,300

Property, cellular plant and equipment, net      102,219,504          89,632,427
FCC licenses, net                                194,612,163         187,211,924
Investments in cooperatives                        9,006,847           8,771,529
                                                ------------        ------------

      Total assets                              $318,284,493        $303,025,180
                                                ============        ============

                     LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Current portion of debt                     $ 14,655,912        $ 13,679,657
    Revolving loan                                25,000,000          20,000,000
    Accounts payable                               5,643,416           3,969,202
    Accrued commissions                            1,436,325           1,855,554
    Other accrued expenses                        10,173,496           8,890,280
                                                ------------        ------------
      Total current liabilities                   56,909,149          48,394,693

Other liabilities                                    988,120           1,413,672
Debt                                             114,458,723         129,114,637
                                                ------------        ------------
      Total liabilities                          172,355,992         178,923,002

Minority interest                                  9,428,619           6,913,996

Commitments

Members' equity                                  136,499,882         117,188,182
                                                ------------        ------------

      Total liabilities and members' equity     $318,284,493        $303,025,180
                                                ============        ============

The accompanying notes are an integral part of the consolidated financial statements.



Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------

                                                       2002                2001                2000

Operating revenues:
    Subscriber service                          $118,573,698        $ 93,477,223        $ 72,146,990
    Roamer service                                37,205,402          36,953,474          29,721,562
    Equipment sales                                6,352,249          10,058,368           9,015,304
    Service fees                                     565,834              49,450           1,461,887
                                                ------------        ------------        ------------
                                                 162,697,183         140,538,515         112,345,743
                                                ------------        ------------        ------------

Operating expenses:
    Operations and maintenance                    30,506,792          24,776,324          19,785,719
    Cost of equipment sold                        10,448,214          13,654,007          10,458,625
    Home roamer costs                             27,668,831          20,468,432          16,976,940
    Depreciation                                  19,318,449          17,822,738          12,278,169
    Amortization of FCC licenses                           -           4,505,851           3,780,643
    Selling, general and administrative           35,113,593          31,292,529          24,520,349
                                                ------------        ------------        ------------
                                                 123,055,879         112,519,881          87,800,445
                                                ------------        ------------        ------------
      Operating income                            39,641,304          28,018,634          24,545,298
                                                ------------        ------------        ------------
Other income (expense):
    Interest expense                              (8,078,374)         (9,416,290)         (8,651,813)
    Interest and dividend income                      92,915             136,870             312,229
    Other                                             34,669             (41,784)             (6,186)
                                                ------------        ------------        ------------
                                                  (7,950,790)         (9,321,204)         (8,345,770)
                                                ------------        ------------        ------------

Net income before minority interest               31,690,514          18,697,430          16,199,528

Minority interest                                 (3,576,994)         (2,109,070)         (1,902,457)
                                                ------------        ------------        ------------

Net income                                      $ 28,113,520        $ 16,588,360        $ 14,297,071
                                                ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.


Midwest Wireless Holdings L.L.C.
Consolidated Statements of Changes in Members' Equity For the years ended
December 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------

                                                                                              Total
                                                     Capital         Accumulated            Members'
                                               Contributions              Income             Equity

Balance, December 31, 1999                      $ 13,317,553        $ 16,120,317        $ 29,437,870

Issuance of units related to the acquisition
      of Iowa properties                          51,418,250                   -          51,418,250

Issuance of units related to the acquisition
      of Wisconsin properties                     20,061,217                   -          20,061,217

Distributions to members                                   -          (6,439,687)         (6,439,687)

Net income                                                 -          14,297,071          14,297,071
                                                ------------        ------------        ------------

Balance, December 31, 2000                        84,797,020          23,977,701         108,774,721

Distributions to members                                   -          (8,174,899)         (8,174,899)

Net income                                                 -          16,588,360          16,588,360
                                                ------------        ------------        ------------

Balance, December 31, 2001                        84,797,020          32,391,162         117,188,182

Redemption                                           (83,921)           (374,030)           (457,951)

Distributions to members                                   -          (8,343,869)         (8,343,869)

Net income                                                 -          28,113,520          28,113,520
                                                ------------        ------------        ------------

Balance, December 31, 2002                      $ 84,713,099        $ 51,786,783        $136,499,882
                                                ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.


Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------

                                                                         2002            2001              2000

Cash flows from operating activities:
    Net income                                                     $ 28,113,520    $ 16,588,360     $  14,297,071
    Adjustments to reconcile net income to net cash provided by operating activities:
      Net income allocated to minority interest                       3,576,994       2,109,070         1,902,457
      Provision for bad debts                                           928,358       1,115,719           623,261
      Depreciation                                                   19,318,449      17,822,738        12,278,169
      Amortization of FCC licenses                                            -       4,505,851         3,780,643
      (Gain) loss on disposal of fixed assets                            (3,645)         (2,124)           27,278
      Writeoff of Cellular 2000, Inc. investment                         25,000               -                 -
      Patronage received in form of cooperative stock                  (310,848)       (132,785)                -
      Changes in assets and liabilities:
        Accounts receivable                                           1,851,263      (3,299,942)       (2,665,409)
        Inventories                                                     796,314         510,885          (122,081)
        Other assets                                                   (277,868)       (546,637)         (322,733)
        Accounts payable                                              1,674,214      (2,156,106)        1,471,296
        Accrued expenses                                                863,987       1,888,444         3,253,070
        Other liabilities                                              (425,552)       (689,617)          946,340
                                                                 ---------------  --------------   ---------------
      Net cash provided by operating activities                      56,130,186      37,713,856        35,469,362
                                                                 ---------------  --------------   ---------------

Cash flows from investing activities:
    Acquisition of cellular properties                                        -               -       (96,215,489)
    Payments for property, cellular plant and equipment             (31,901,881)    (33,804,163)      (28,636,271)
    Proceeds from the disposal of fixed assets                                -          37,571                 -
    Purchase of FCC licenses                                         (7,400,239)    (22,400,000)         (354,900)
    Purchases of cooperative stock                                      (22,440)     (1,176,440)       (5,329,209)
    Redemption of cooperative stock                                      72,970          68,313                 -
    Payments for deferred acquisition costs                                   -        (192,511)                -
    Release of restricted cash                                                -               -         1,000,000
                                                                 ---------------  --------------   ---------------
      Net cash used in investing activities                         (39,251,590)    (57,467,230)     (129,535,869)
                                                                 ---------------  --------------   ---------------

Cash flows from financing activities:
    Proceeds on revolving loan                                        5,000,000      17,500,000           500,000
    Proceeds from debt borrowings                                             -      23,473,686       107,706,887
    Payments on debt                                                (13,679,659)    (11,016,802)       (6,130,602)
    Distributions to members                                         (8,343,869)     (8,174,899)       (6,439,687)
    Distribution from subsidiary to minority interest                (1,062,371)     (1,039,851)         (904,737)
    Redemption of units                                                (457,951)              -                 -
                                                                 ---------------  --------------   ---------------
      Net cash (used in) provided by financing activities           (18,543,850)     20,742,134        94,731,861
                                                                 ---------------  --------------   ---------------

Net change in cash and cash equivalents                              (1,665,254)        988,760           665,354

Cash and cash equivalents, beginning of year                          3,032,464       2,043,704         1,378,350
                                                                 ---------------  --------------   ---------------

Cash and cash equivalents, end of year                             $  1,367,210    $  3,032,464     $   2,043,704
                                                                 ===============  =============    ===============

Supplemental disclosure:
    Cash paid during the year for interest                         $  8,828,483    $ 10,540,203     $   7,587,435
    Equity units issued for acquisitions                                      -               -        71,479,467

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

1.       Business Description

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

2.       Summary of Significant Accounting Policies

       Basis of Presentation
       The consolidated financial statements include the Company's wholly-owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority-owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Building and improvements                                   3 - 30 years
       Other equipment                                             2 - 20 years
       Communications and network equipment                        7 - 15 years
       Vehicles                                                         3 years
       Computer equipment                                               3 years

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

       Federal Communications Commission (FCC) Licenses FCC licenses consist of the cost of acquiring cellular, personal communication services (PCS), and local multi-point distribution (LMDS) licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its licenses effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (see Note 3).

       Long-Lived Assets
       The Company periodically reviews long-lived assets and fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

       Revenue Recognition
       Service revenue consists of the base monthly service fee and airtime revenue. Base monthly service fees are billed one month in advance and are recognized in the month earned. Airtime and roamer revenue is recognized when the service is provided. The Company recognizes revenue for equipment installation when the installation is completed and the Company recognizes equipment revenue when the equipment is delivered and accepted by customers.

       Roaming Revenue Reclassification
       The Company generates revenue from charges to its customers when they use their cellular phones in other wireless providers' markets (Incollect Revenue). Until 2002, the Company included Incollect Revenue on a net basis as a component of Home Roamer Costs as an operating expense in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, is also included in Home Roamer Costs. The Company used this method because, historically, it has passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry and the Company have increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to the Company by other wireless providers may not necessarily be passed through to its customers.

       In 2002, the Company adopted a policy to include Incollect Revenue as Subscriber Service revenue rather than in Home Roamer Costs on a net basis. Roamer Service Revenue includes only the revenue from other wireless providers' customers who use the Company's network (Outcollect Revenue). Subscriber Service Revenue and Home Roamer Costs in the 2001 and 2000 consolidated financial statements were reclassified to conform to this presentation. This change in presentation has no impact on operating income, net income or members' equity.

       The Company reclassified Incollect Revenue of $8,434,482, $7,549,289 and $8,153,662 for the years ended December 31, 2002, 2001 and 2000, respectively.

       Income Taxes
       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       Advertising
       Advertising costs are expensed as incurred. Total advertising expenses were $3,317,280, $4,448,949 and $3,021,650 for the years ended December 31, 2002, 2001 and 2000, respectively.

       Stock-Based Compensation
       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the years ended December 31, 2002, 2001 and 2000.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

       If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                                        2002            2001            2000
       Net income as reported                    $ 28,113,520    $ 16,588,360    $ 14,297,071
       Less: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards                                  (337,615)       (214,783)        (45,873)
                                                 ------------    ------------   -------------

       Pro forma net income                      $ 27,775,905    $ 16,373,577    $ 14,251,198
                                                 ============    ============   =============

3.       FCC Licenses

       Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Effective with the adoption of this standard, the Company is no longer amortizing FCC licenses (licenses), which consist of licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals of licenses have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of the licenses. As a result, licenses are treated as indefinite-lived intangible assets and will not be amortized but rather are tested annually for impairment.

       In connection with the adoption of SFAS No. 142, the Company has completed transitional and annual impairment tests for its licenses and determined that there was no impairment. The Company utilized a fair value approach, primarily using discounted cash flows, to complete the impairment tests.

                                                    2002             2001

       FCC licenses                         $ 204,534,427    $ 197,134,188
       Less accumulated depreciation           (9,922,264)      (9,922,264)
                                            -------------    -------------

                                            $ 194,612,163    $ 187,211,924
                                            =============    =============

       The changes in the carrying amounts of FCC licenses for the year ended December 31, 2002 are as follows:

       Balance as of January 1, 2002                         $ 187,211,924
       Licenses acquired during the year                         7,400,239
                                                             -------------
       Balance as of December 31, 2002                       $ 194,612,163
                                                             =============

       The adjusted amounts shown below reflect the effect of retroactive application of discontinuance of the amortization of licenses as if the new method of accounting had been in effect during 2001 and 2000.

                                       2002            2001            2000
       Net income:
          Reported net income   $ 28,113,520    $ 16,588,360    $ 14,297,071
          Amortization                     -       4,505,851       3,780,643
                                ------------    ------------    ------------
       Adjusted net income      $ 28,113,520    $ 21,094,211    $ 18,077,714
                                ============    ============    ============

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements


4.       Select Account Information

       Property, Cellular Plant and Equipment

                                                   2002             2001

       Land                                $   3,643,696    $   2,666,041
       Plant in service                      153,533,992      128,305,172
       Plant under construction                6,815,295        5,777,756
                                           -------------    -------------
                                             163,992,984      136,748,969
       Less accumulated depreciation         (61,773,480)     (47,116,542)
                                           -------------    -------------

                                           $ 102,219,504    $  89,632,427
                                           =============    =============


       The Company capitalized interest in the amount of $443,911, $581,879 and $608,199 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, accounts payable included $2,100,831 and $1,269,501, respectively, related to the purchase of property, cellular, plant and equipment.


5.       Acquisitions

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

       The Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses and began amortizing it over 39.5 years until January 1, 2002 (see Note 3). The acquisitions were accounted for as purchases. As a result, the financial statements include the operations related to the Iowa and Wisconsin properties beginning at their respective acquisition dates.

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets acquired, and the amount allocated to FCC licenses.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
                                                           Iowa        Wisconsin

       Cash                                         $ 89,242,760    $  5,078,783
       Equity units issued                            51,418,250      20,061,217
       Acquisition expenses                            2,760,681         180,089
       Liabilities assumed:
          Accounts payable and accrued liabilities             -          28,956
          Customer deposits                                4,700          35,600
          Advance revenue                                792,218          90,616
                                                    ------------    ------------

           Total purchase price                      144,218,609      25,475,261

       Estimated fair value of assets acquired:
          Accounts receivable                          1,699,586         282,309
          Inventories                                     76,895               -
          Property, cellular plant and equipment       9,101,600       2,497,400
                                                    ------------    ------------
                                                      10,878,081       2,779,709

       FCC licenses                                 $133,340,528    $ 22,695,552
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

       In July 2002, the Company acquired three digital PCS licenses for $7,385,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota.

6.       Members' Capital

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements

7.       Debt

       Debt consists of the following:

                                                       Rate at                   Balance at
                                                    December 31                  December 31
                                                ------------------     ----------------------------
                                    Maturity      2002        2001            2002            2001

RTFC note, variable rate             5/12/09     5.50%       5.25%     $   9,735,315  $  10,928,336
RTFC, variable rate                  4/30/09     5.50%       5.25%        20,375,286     22,872,168
RTFC note, fixed rate                7/29/08     5.75%       5.75%         5,882,114      6,696,207
RTFC note, variable rate             7/28/08     5.50%       5.25%         5,381,438      6,126,238
RTFC note, variable rate             3/2/10      5.50%       5.25%        80,191,775     88,254,536
RTFC note, variable rate             2/3/15      5.50%       5.25%         7,548,707      7,916,809
CoBank note, variable rate          10/20/03     5.00%       4.85%        25,000,000     20,000,000
                                                                       -------------  -------------
                                                                       $ 154,114,635  $ 162,794,294
                                                                       =============  =============


       The Company has entered into various agreements (the Agreements) with the Rural Telephone Finance Cooperative (RTFC). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus one and one-half percent. The outstanding principal and interest are due upon maturity. At December 31, 2002 and 2001, the Company had no borrowings outstanding under the RTFC revolving loan.

       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a current ratio of not less than 1.25. At December 31, 2002, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

       On October 22, 2001, the Company entered into an agreement with CoBank, ACB (CoBank) to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bore interest at LIBOR plus 2.5% or 4.85%. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. At December 31, 2002, the Company had drawn $25,000,000 on the revolving loan. At December 31, 2002, borrowings under the agreement bore interest at LIBOR plus 3.5% or 5.0%. Management plans to pursue a refinancing of this debt prior to its maturity.

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements


       Maturities of debt are as follows:
              2003                                   $  39,655,912
              2004                                      15,702,400
              2005                                      16,826,497
              2006                                      18,027,422
              2007                                      19,317,148
              Thereafter                                44,585,166
                                                     -------------
                                                     $ 154,114,635
                                                     =============

8.       Commitments

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2002, are as follows:

              2003                                   $   1,130,983
              2004                                         933,886
              2005                                         520,744
              2006                                         391,605
              2007                                         247,086
              Thereafter                                   328,571
                                                     -------------
                                                     $   3,552,875
                                                     =============

     Rental expense was $1,645,524, $955,514 and $773,324 for the years ended December 31, 2002, 2001 and 2000, respectively.

9.       Employee Benefits

       The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the 401(k) Plan) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $473,644, $376,783 and $292,508 for the years ended December 31, 2002, 2001 and 2000, respectively. Profit sharing contribution expenses were $544,981, $455,778 and $309,312 for the years ended December 31, 2002, 2001 and 2000, respectively. Profit sharing contributions are 100% vested after five years of employment.

       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the
       Plan) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,287,172, $1,053,863 and $1,137,500 in compensation expense related to the Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

10.      Option Plan

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 units of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair market value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they were granted. At December 31, 2002, there were 33,131 units available for issuance under this plan.
                                                             Options Outstanding
                                                             -------------------
                                                                        Weighted
                                            Available                    Average
                                                  for        Number    Price Per
                                                Grant      of Units         Unit

       Balance, December 31, 2000              42,650         4,092      $299.06

       Granted                                 (4,710)        4,710      $318.32
                                          -----------   -----------
       Balance, December 31, 2001              37,940         8,802      $309.37

       Granted                                 (4,809)        4,809      $344.00
                                          -----------   -----------
       Balance, December 31, 2002              33,131        13,611      $321.60
                                          ===========   ===========

       The weighted average fair value of options at the date of grant was $66.12, $52.73 and $80.71 in 2002, 2001 and 2000, respectively.

       The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                              Options Outstanding           Options Exercisable
                          ---------------------------      ---------------------
                                            Weighted
                                             Average        Weighted    Weighted
                                           Remaining         Average     Average
                                         Contractual        Exercise    Exercise
       Exercise Prices    Number    Life       Price          Number       Price
       $299.06             4,092    7.59     $299.06           4,092     $299.06
       $318.32             4,285    7.01     $318.32               -        -
       $318.32               425    7.65     $318.32               -        -
       $344.00             4,809    9.01     $344.00               -        -

       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                                 Fiscal Year
                                 ---------------------------------------------
                                     2002              2001               2000

       Dividend yield               2.33%             2.47%              2.07%
       Risk-free interest rate      5.20%             4.73%              6.19%
       Expected lives            10 years          10 years           10 years

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                        HECTOR COMMUNICATIONS CORPORATION

                                       FOR

                          YEAR ENDED DECEMBER 31, 2002




                                 --------------
                                    EXHIBITS

















--------------------------------------------------------------------------------

             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2002

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

   10.9    1999 Stock Plan                  Filed by the Company on Form S-8 on
                                            December 3, 1999 and incorporated
                                            herein by reference.

   11      Calculation of Earnings          Filed herewith at page 75.
           Per Share

   21      Subsidiaries of the Registrant   Filed herewith at page 76.

   23      Independent Auditors' Consent    Filed herewith at page 77.

   24      Power of Attorney                Included in signatures at page 51.

   99.1    Certification under 18 U.S.C.    Filed herewith at page 77.
           ss. 1350

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.

                                      HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                          EXHIBIT 11
                                              CALCULATION OF EARNINGS PER SHARE

                                                                             Year Ended December 31
                                                                ------------------------------------------------
Basic:                                                                2002               2001              2000
-------                                                         -----------        -----------       -----------

Income before cumulative effect of change in accounting
  principle                                                     $ 3,654,889        $ 4,616,154       $ 3,309,423
Cumulative effect of accounting change                           (3,146,569)
                                                                -----------        -----------       -----------
Net income                                                      $   508,320        $ 4,616,154       $ 3,309,423
                                                                ===========        ===========       ===========

Common shares:

  Weighted average number of common shares outstanding            3,498,284          3,465,086         3,544,349
                                                                ===========        ===========       ===========

Net income per common share
  Before cumulative effect of change in accounting principle    $      1.05        $      1.33       $       .93
  Cumulative effect of accounting change                               (.90)
                                                                -----------        -----------       -----------
                                                                $       .15        $      1.33       $       .93
                                                                ===========        ===========       ===========

Diluted:
-------------

Income before cumulative effect of change in accounting
  principle                                                     $ 3,654,889        $ 4,616,154       $ 3,309,423
Cumulative effect of accounting change                           (3,146,569)
                                                                -----------        -----------       -----------
Net income                                                      $   508,320        $ 4,616,154       $ 3,309,423
                                                                ===========        ===========       ===========

Common and common equivalent shares:

  Weighted average number of common shares outstanding            3,498,284          3,465,086         3,544,349
  Dilutive effect of convertible preferred shares outstanding       220,100            221,195           222,863
  Dilutive effect of stock options outstanding after
     application of treasury stock method                            45,413             76,122            82,512
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                   5,885                                1,042
                                                                -----------        -----------       -----------
                                                                  3,769,682          3,762,403         3,850,766
                                                                ===========        ===========       ===========

Diluted net income per share:
  Before cumulative effect of change in accounting principle    $       .97        $      1.23        $      .86
  Cumulative effect of accounting change                               (.84)
                                                                -----------        -----------        ----------
                                                                $       .13        $      1.23        $      .86
                                                                ===========        ===========        ==========

                SUBSIDIARIES OF HECTOR COMMUNICATIONS CORPORATION
                                   EXHIBIT 21

            Subsidiaries                         Jurisdiction of Incorporation
-----------------------------------------        -----------------------------
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

Alliance Telecommunications Corporation is 68% owned by Hector Communications Corporation, 20% owned by Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota and 12% owned by Alliance Communications Cooperative, Inc. of Garretson, South Dakota.

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

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 33-39865, 33-39866, 33-65176, 333-40118, 333-45971, 333-45975 and 333-91967 of
Hector Communications Corporation of our report dated February 12, 2003, appearing in this Annual Report on Form 10-K of Hector Communications Corporation and its subsidiaries for the year ended December 31, 2002.


/s/ Olsen Thielen and Co., Ltd.
Olsen Thielen and Co., Ltd.
March 28, 2003
St. Paul, Minnesota





                                  EXHIBIT 99.1

         Certification

The undersigned officers of Hector Communications Corporation (the" Company") certify pursuant to 18 U.S.C. ss. 1350, that:

(1) The Company's Annual Report on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date of the Report.

Date:  March 28, 2003                       /s/ Curtis A. Sampson
                                            ---------------------------------
                                            Chief Executive Officer


Date:  March 28, 2003                       /s/ Charles A. Braun
                                            ---------------------------------
                                            Chief Financial Officer