Form 10-Q
period 2003-03-31
HECTOR COMMUNICATIONS CORP
filed 2003-05-14
CIK 863437

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

For the quarterly period ended               March 31, 2003
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:   0-18587
                          -------

                        HECTOR COMMUNICATIONS CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                          41-1666660
................................                          .......................
(State or other jurisdiction of                            (Federal Employer
 incorporation or organization)                             Identification No.)

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

Indicate by a check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). YES [ ]   NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                          Outstanding at April 30, 2003
--------------------------------------             -----------------------------
Common Stock, par value $.01 per share                       3,482,782

                                Total Pages (24)
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                                   3

              Consolidated Statements of Income (Loss)                      4

              Consolidated Statements of Comprehensive Income (Loss)        5

              Consolidated Statement of Stockholders' Equity                5

              Consolidated Statements of Cash Flows                         6

              Notes to Consolidated Financial Statements                    7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                            17

         Item 4.  Controls and Procedures                                  17

Part II.  Other Information                                                20

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share                    21
         Exhibit 99.1 - Certification of Chief Executive Officer           22
         Exhibit 99.2 - Certification of Chief Financial Officer           23
         Exhibit 99.3 - Certification pursuant to 18 USCss.1350            24

                          PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                  March 31          December 31
Assets:                                              2003                2002
                                               ------------        ------------
Current assets:
  Cash and cash equivalents                   $  15,418,982       $  12,020,186
  Construction fund                               4,522,384             662,232
  Accounts receivable, net                        4,315,231           4,819,174
  Materials, supplies and inventories             1,157,579           1,175,587
  Other current assets                              247,203             231,685
                                               ------------        ------------
    Total current assets                         25,661,379          18,908,864

Property, plant and equipment                   115,528,064         115,546,596
  less accumulated depreciation                 (60,775,922)        (58,880,798)
                                               ------------        ------------
    Net property, plant and equipment            54,752,142          56,665,798

Other assets:
  Excess of cost over net assets acquired, net   49,074,993          49,074,993
  Marketable securities                             110,781             114,234
  Investment in Midwest Wireless holdings, LLC   16,805,916          16,232,707
  Investment in other unconsolidated affiliates   4,405,429           4,373,597
  Other investments                               8,785,265           8,704,268
  Other assets                                      404,203             411,499
                                               ------------        ------------
    Total other assets                           79,586,587          78,911,298
                                               ------------        ------------
Total Assets                                  $ 160,000,108       $ 154,485,960
                                               ============        ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion
    of long-term debt                         $   7,746,000       $   7,364,600
  Accounts payable                                2,219,411           2,523,878
  Accrued expenses                                2,745,469           2,422,986
  Income taxes payable                              809,909             879,417
                                               ------------        ------------
    Total current liabilities                    13,520,789          13,190,881

Long-term debt, less current portion             78,651,633          75,147,560
Deferred investment tax credits                      22,914              27,554
Deferred income taxes                             5,822,979           5,866,754
Deferred compensation                               970,094             976,179
Minority stockholders interest in Alliance
  Telecommunications Corp.                       17,407,220          17,027,697

Stockholders' Equity                             43,604,479          42,249,335
                                               ------------        ------------
Total Liabilities and Stockholders' Equity    $ 160,000,108       $ 154,485,960
                                               ============        ============

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                 Three Months Ended March 31
                                              ---------------------------------
                                                     2003                2002
                                              -------------       -------------
Revenues:
  Local network                               $   1,855,728       $   1,789,130
  Network access                                  5,729,366           5,420,254
  Video services                                  1,136,106           1,055,514
  Internet services                                 712,426             561,866
  Other nonregulated services                     1,059,961           1,031,832
                                              -------------       -------------
    Total revenues                               10,493,587           9,858,596

Costs and expenses:
  Plant operations                                1,632,921           1,306,871
  Customer operations                               515,390             594,492
  Other operating expenses:
    Operating taxes                                 157,735             132,394
    Video services                                  786,191             839,778
    Internet                                        278,537             332,375
    Other                                           381,199             312,583
  General and administrative                      1,441,101           1,341,673
  Depreciation and amortization                   2,479,181           2,441,678
                                              -------------       -------------
    Total costs and expenses                      7,672,255           7,301,844

Operating income                                  2,821,332           2,556,752

Other income and (expenses):
  Interest expense                               (1,218,232)         (1,129,466)
  Interest and dividend income                       94,620              95,281
  Income from investments in unconsolidated
  affilates:
    Midwest Wireless Holdings, LLC                  806,364             793,348
    Other unconsolidated affiliates                   8,641              86,471
                                              -------------       -------------
    Other expense, net                             (308,607)           (154,366)

Income before income taxes and minority
  interest                                        2,512,725           2,402,386

Income tax expense                                1,006,000             920,000
                                              -------------       -------------
Income before minority interest                   1,506,725           1,482,386

Minority interest in earnings of
  Alliance Telecommunications Corporation           380,207             397,661
                                              -------------       -------------
Income before change in accounting principle      1,126,518           1,084,725
                                              -------------       -------------
Cumulative effect of change in accounting
  principle, net of income taxes
  and minority interest                                               3,146,569
                                              -------------       -------------
Net income (loss)                             $   1,126,518       $  (2,061,844)
                                              =============       =============

Basic net income (loss) per common share:
  Before cumulative effect of change in
    accounting principle                      $         .32       $         .31
  Cumulative effect of accounting change                                   (.90)
                                              -------------       -------------
                                              $         .32       $       (.59)

Diluted net income (loss) per share
  Before cumulative effect of change in
    accounting principle                      $         .30       $         .28
  Cumulative effect of accounting change                                   (.82)
                                              -------------       -------------
                                              $         .30       $        (.54)

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                 Three Months Ended March 31
                                              ---------------------------------
                                                     2003                2002
                                              -------------       -------------
Net income (loss)                             $   1,126,518       $  (2,061,844)

Other comprehensive loss:
  Unrealized holding losses on marketable
   securities                                        (3,453)           (194,831)
                                              -------------       -------------
Other comprehensive loss before income taxes         (3,453)           (194,831)
Income tax benefit related to unrealized
  holding losses on marketable securities            (1,365)            (77,933)
Minority interest in other comprehensive loss
  of Alliance Telecommunications Corporation           (686)            (35,667)
                                              -------------       -------------
Other comprehensive loss                             (1,402)            (81,231)
                                              -------------       -------------
Comprehensive income (loss)                   $   1,125,116       $  (2,143,075)
                                              =============       =============


                 See notes to consolidated financial statements.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                       Accumulated
                                    Preferred Stock       Common Stock     Additional                        Other
                                  ------------------  ------------------      Paid-in      Retained  Comprehensive
                                    Shares    Amount     Shares   Amount      Capital      Earnings           Loss          Total
                                  -------- ---------  --------- --------  -----------   -----------     ----------    -----------
BALANCE AT DECEMBER 31, 2002       220,100 $ 220,100  3,455,067 $ 34,551  $13,262,969   $28,742,832      $ (11,117)   $42,249,335
 Net income                                                                               1,126,518                     1,126,518
 Issuance of common stock to ESOP                       11,000       110      139,040                                     139,150
 Issuance of common stock under
   Employee Stock Option Plan                            8,850        88       93,681                                      93,769
 Purchase and retirement of
   common stock                                           (240)       (2)        (932)       (1,957)                       (2,891)
 Change in unrealized loss on
   marketable securities, net of
   deferred taxes                                                                                           (1,402)        (1,402)
                                  -------- ---------  --------- --------  -----------   -----------     ----------    -----------
BALANCE AT MARCH 31, 2003          220,100 $ 220,100  3,474,677 $ 34,747  $13,494,758   $29,867,393      $ (12,519)   $43,604,479
                                  ======== =========  ========= ========  ===========   ===========     ==========    ===========

See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three Months Ended March 31
                                              ---------------------------------
                                                     2003                2002
                                                -----------         -----------
Cash Flows from Operating Activities:
 Net income (loss)                            $   1,126,518       $ (2,061,844)
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Noncash cumulative effect of change in
     accounting principle                                             3,146,569
   Depreciation and amortization                  2,479,181           2,441,678
   Minority stockholders' interest in
     earnings of Alliance Telecommunications
     Corporation                                    380,207             397,661
   Income from Midwest Wireless Holdings, LLC      (806,364)           (793,348)
   Income from other unconsolidated affiliates       (8,641)            (86,471)
   Cash distributions from Midwest Wireless
     Holdings, LLC                                  233,155             132,500
   Changes in assets and liabilities:
     Accounts receivable                            503,943            (272,879)
     Materials, supplies and inventories             18,008            (312,953)
     Other current assets                           (15,518)             75,461
     Accounts payable                              (304,467)            682,711
     Accrued expenses                               461,633            (218,257)
     Income taxes payable                           (69,508)            336,316
     Deferred investment credits                     (4,640)             (1,485)
     Deferred taxes                                 (42,409)            (38,236)
     Deferred compensation                           (6,085)              6,740
                                                -----------         -----------
     Net cash provided by operating activities    3,945,013           3,434,163

Cash Flows from Investing Activities:
 Capital expenditures, net                         (565,027)         (1,001,828)
 Increase in construction fund                   (3,860,152)           (478,667)
 Investments in other unconsolidated affiliates     (23,191)
 Purchases of other investments                     (80,997)            (18,411)
  Increase) decrease in other assets                  6,799             (29,427)
                                                -----------         -----------
     Net cash used in investing activities       (4,522,568)         (1,528,333)

Cash Flows from Financing Activities:
  Repayment of long-term debt                    (1,768,681)         (1,406,297)
  Proceeds from issuance of notes payable
    and long-term debt                            5,654,154             625,176
  Issuance of common stock                           93,769             161,172
  Purchase of stock                                  (2,891)
                                                -----------         -----------
     Net cash privided by (used in)
     financing activities                         3,976,351            (619,949)
                                                -----------         -----------
Net Increase in Cash and Cash Equivalents         3,398,796           1,285,881

Cash and Cash Equivalents at
  Beginning of Period                            12,020,186          13,083,481
                                                -----------         -----------
Cash and Cash Equivalents at End of Period    $  15,418,982       $  14,369,362
                                                ===========         ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period             $   1,281,314       $   1,118,040
  Income taxes paid during the period             1,080,148             585,170

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The balance sheet and statement of stockholders' equity as of March 31, 2003 and the statements of income (loss), comprehensive income (loss) and cash flows for the periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

In January 2003 the Company issued 11,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2002 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $139,150 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

STOCK COMPENSATION

The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net income (loss);and net income (loss) per share would have been as follows:
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                         2003            2002
                                                    -----------    ------------
Net income (loss) as reported                       $ 1,126,518    $ (2,061,844)
Less: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards                                        (84,065)        (88,046)
Pro forma net income (loss)                         $ 1,042,453    $ (2,149,890)

Basic net income (loss) per share:
   As reported                                      $       .32    $       (.59)
   Pro forma                                        $       .30    $       (.62)
Diluted net income (loss) per share:
   As reported                                      $       .30    $       (.54)
   Pro forma                                        $       .28    $       (.56)

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis.

During 2002, the Company tested the beginning value of its goodwill and intangible assets as required by SFAS No. 142. As a result of this test, the Company concluded that the carrying value of the goodwill and intangible assets in certain of its operating units exceeded the market value. Accordingly, the Company recognized an impairment loss and reduced its goodwill and intangible assets by $4,663,000. After income tax benefits of $121,000 and minority interest of $1,395,000, the charge against earnings was $3,147,000 which was recognized as a cumulative effect of change in accounting principle in the first quarter of 2002.

In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using the same valuation methodology the Company is using to negotiate the breakup of Alliance. The valuation is an average of access line and customer valuations and cash flow multiple valuations considered appropriate in the current marketplace. The Company believes the valuations placed on these units are consistent with values placed on properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results. The Company performs its annual impairment test as of August 31.

Changes in the Company's goodwill and intangible assets by segment are as follows:

                                  Hector          Alliance        Consolidated
                               ---------       -----------        ------------
Goodwill:
Balance December 31, 2002     $  395,274      $ 48,678,719        $ 49,074,993
                               ---------       -----------         -----------
Balance March 31, 2003        $  395,274      $ 48,679,719        $ 49,074,993
                               =========       ===========         ===========


                                 Hector           Alliance
                              ----------    ---------------------
                              Intangible   Intangible      Other
                                 Assets       Assets       Assets   Consolidated
                              ----------   ----------  ----------   ------------
Balance December 31, 2002     $    8,393   $   98,358  $  304,748   $   411,499
Additions                                                     998           998
Disposals                                                  (7,798)       (7,798)
Amortization                        (496)                                  (496)
                              ----------   ----------  ----------   -----------
Balance March 31, 2003        $    7,897   $   98,358  $  297,949   $   404,203
                              ==========   ==========  ==========   ===========

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


MIDWEST WIRELESS HOLDINGS, LLC

At March 31, 2003 the Company owned 10.4% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The investment is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. Income from this investment was $806,000 and $793,000 in the three-month periods ended March 31, 2003 and 2002, respectively. Cash distributions received from Midwest Wireless were $233,000 and $133,000 in the same respective periods. Income statement information for Midwest Wireless Holdings, LLC for the three-month periods ended March 31, 2003 and 2002 was as follows:
                                     Three Months Ended March 31
                               ---------------------------------------
                                       2003                    2002
                               ---------------        ----------------
Revenues                      $    38,416,758        $    36,720,133
Expenses                          (29,675,491)           (28,160,686)
Minority Interest                    (987,763)              (965,506)
Net income                          7,753,504              7,593,941

SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its subsidiaries, which are 100% owned, and Alliance Telecommunications Corporation and its subsidiaries, which are 68% owned. Segment information is as follows:


                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2003
Revenues                                                 $      2,477,297        $      8,016,290        $     10,493,587
Costs and expenses                                              1,985,750               5,686,505               7,672,255
                                                          ---------------         ---------------         ---------------
Operating income                                                  491,547               2,329,785               2,821,332
Interest expense                                                 (219,982)               (998,250)             (1,218,232)
Interest and dividend income                                       18,305                  76,315                  94,620
Income from Midwest Wireless Holdings LLC                         232,605                 573,759                 806,364
Income (loss) on other unconsolidated affiliates                   10,102                  (1,461)                  8,641
                                                          ---------------         ----------------        ---------------
Income before income taxes                               $        532,577        $      1,980,148        $      2,512,725
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        764,844        $      1,714,337        $      2,479,181
                                                          ===============         ===============         ===============
Total assets                                             $     31,811,572        $    128,188,536        $    160,000,108
                                                          ===============         ===============         ===============
Capital expenditures                                     $        127,328        $        437,699        $        565,027
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended March 31, 2002
Revenues                                                 $      2,391,368        $      7,467,228        $      9,858,596
Costs and expenses                                              2,030,702               5,271,142               7,301,844
                                                          ---------------         ---------------         ---------------
Operating income                                                  360,666               2,196,086               2,556,752
Interest expense                                                 (229,728)               (899,738)             (1,129,466)
Interest and dividend income                                       27,785                  67,496                  95,281
Income from Midwest Wireless Holdings LLC                         227,818                 565,530                 793,348
Income from unconsolidated affiliates                              13,155                  73,316                  86,471
                                                          ---------------         ---------------         ---------------
Income before income taxes                               $        399,696        $      2,002,690        $      2,402,386
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        775,256        $      1,666,422        $      2,441,678
                                                          ===============         ===============         ===============
Total assets                                             $     31,498,759        $    128,187,688        $    159,686,447
                                                          ===============         ===============         ===============
Capital expenditures                                     $        285,319        $        716,509        $      1,001,828
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

HCC operates five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,518 access lines in 9 rural communities in Minnesota and Wisconsin at March 31, 2003. HCC, through its subsidiaries, also provides cable television service to 4,536 subscribers in Minnesota and Wisconsin.

HCC's 68% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), owns and operates six additional LEC subsidiaries which served 31,263 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota at March 31, 2003. Alliance, through its subsidiaries, also served 9,174 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota, and Alliance Communications Cooperative, Inc. of Garretson, South Dakota own the remaining interests in Alliance.

                  Three Months Ended March 31, 2003 Compared to
                        Three Months Ended March 31, 2002

Consolidated revenues increased to $10,494,000 in 2003 from $9,859,000 in 2002. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        403,700    $        388,731      $     1,452,028     $     1,400,399
Network access                                     1,316,308           1,336,558            4,413,058           4,083,696
Nonregulated activities:
  Video services                                     414,472             373,925              721,634             681,589
  Internet                                           148,171             111,010              564,255             450,856
  Other                                              194,646             181,144              865,315             850,688
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,477,297    $      2,391,368      $     8,016,290     $     7,467,228
                                            ----------------    ----------------      ---------------     ---------------


Consolidated local service revenues increased $67,000 or 4%. The increase was primarily due to increased revenues from CLASS service features and custom calling. The Company increased the rates charged for these services during the 2003 period. Access lines served were 38,781 at March 31, 2003 compared to 38,792 at March 31, 2002. Access line growth is stagnant due to the reduced number of second lines being used for dial-up internet service and increased substitution of cellular phones for landline phones by customers.

Network access revenues increased $309,000 or 6%. Access revenues benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002.

Revenues from video services increased $81,000 or 8%. Revenues from internet services increased $151,000 or 27%. Revenues from both sources increased due to the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange. This equipment makes it possible to deliver POTS, video and high speed Internet services to the customer over the same circuit. At March 31, 2003 the Company had 2,410 DSL customers and 9,366 dial-up internet customers, compared to 1,455 DSL customers and 8,888 dial-up customers in March, 2002. Nonregulated revenues from all other sources increased $28,000 or 3%.

Consolidated operating costs and expenses were $7,672,000 in 2003 compared to $7,302,000 in 2002. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        361,489    $        383,594      $     1,271,432     $       923,277
Customer operations                                  105,900              79,171              409,490             515,321
Other operating expenses:
  Operating taxes                                     38,896              36,742              118,839              95,652
  Video services                                     254,105             267,480              532,086             572,298
  Internet                                            58,112              50,465              220,425             281,910
  Other                                               67,660              43,304              313,539             269,279
General and administrative                           334,744             394,690            1,106,357             946,983
Depreciation and amortization                        764,844             775,256            1,714,337           1,666,422
                                            ----------------    ----------------      ---------------     ---------------
                                            $      1,985,750    $      2,030,702      $     5,686,505     $     5,271,142
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $326,000 or 25% due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Customer operations expenses decreased $79,000 or 13% due to employee headcount reductions. Other operating expenses decreased $14,000 or 1% due to lower maintenance expenses for video services and lower internet operating expenses. General and administrative expenses increased $99,000 or 7% due to expenses incurred in breaking up Alliance. Depreciation expense increased $38,000 or 2% due to depreciation on new plant additions. Consolidated operating income increased 10% to $2,821,000.

Interest expenses increased $89,000 due to charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank. Interest and dividend income decreased $1,000 due to lower interest rates earned on invested cash balances. Income from the Company's investment in Midwest Wireless Holdings, LLC increased 2% to $806,000. Income from other unconsolidated investments decreased to $9,000 in 2003 from $86,000 in 2002.

Income before income taxes and minority interest increased to $2,513,000 in 2003 from $2,402,000 in 2002. The Company's effective income tax rate increased to 40% in 2003 from 38% in 2002 due to the effect of state income taxes. Income before minority interest in Alliance's earnings increased to $1,507,000 in 2003 from $1,482,000 in 2002. Minority interests in earnings of Alliance were $380,000 compared to $398,000 in 2002. Income before change in accounting principle increased to $1,127,000 compared to $1,085,000 in 2002. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest. The Company had net income of $1,127,000 in 2003 compared to a net loss of $2,062,000 in 2002.

                         Liquidity and Capital Resources

Cash flows from consolidated operating activities for the three-month periods were $3,945,000 and $3,434,000 in 2003 and 2002, respectively. At March 31,
2003, the Company's cash, cash equivalents and marketable securities totaled $15,530,000 compared to $12,134,000 at December 31, 2002. Alliance's cash and securities were $9,022,000 of this total. Working capital at March 31, 2003 was $12,141,000 compared to $5,718,000 at December 31, 2002. The current ratio was
1.9 to 1 at March 31, 2003.

The improvement in the Company's working capital and current ratio at March 31 is principally due to borrowing. The Company received $5,654,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank during the first quarter to finance plant additions in the Sleepy Eye and Pine Island exchanges. At March 31, 2003, construction funds remaining totaled $4,522,000.

The Company makes periodic improvements to its facilities to provide up-to-date services to its customers. Plant additions in the 2003 and 2002 three-month periods were $565,000 and $1,002,000, respectively. Plant additions for 2003 are expected to total $6,300,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on a portion of Alliance's acquisition loan from CoBank have been locked for periods of one to ten years. At March 31, 2003 interest rates on the loan averaged 6.8%. The outstanding balance on this loan at March 31, 2003 was $37,311,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance owns stock in the bank. Its investment in CoBank stock was $3,945,000 at March 31, 2003.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. At March 31, 2003 216,000 shares could be repurchased under outstanding Board authorizations.

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

               Breakup of Alliance Telecommunications Corporation

   In July 2001, Golden West Telecommunications Cooperative, Inc. and Alliance Communications Cooperative, Inc ("ACCI")., respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a pro rata share of the assets and liabilities of Alliance. Thereafter the parties engaged in negotiations that continued through December 2002. The negotiation process included evaluations and appraisals of Alliance's business components, negotiations with Alliance's lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms. The process also included seeking necessary regulatory approvals from local, state and national regulators.

   The Company expects to complete the Alliance breakup transactions by May 31, 2003. As agreed among the parties, in the breakup, Golden West will exchange its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company and certain other Alliance assets. ACCI will exchange its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company and certain other Alliance assets. Sioux Valley Telephone Company and Hills Telephone Company collectively serve 8,650 telephone access lines and 2,400 cable television customers. In addition, under the breakup, 32% of Alliance's ownership interest in Midwest Wireless Holdings LLC will be transferred to Golden West and ACCI, reducing Hector's total ownership from 10.4% to 8%. Immediately prior to the breakup Sioux Valley and Hills will pay a dividend to Alliance of approximately $13,145,000 to equalize post breakup values in proportion to the current 68%-20%-12% stock ownership percentages. The dividend proceeds will used to reduce Alliance's debt to its primary lender, CoBank. A number of other stock and asset transfers will also occur among Alliance and its subsidiaries prior to the breakup in order to satisfy various tax, regulatory and lender requirements.

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

   The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the breakup occurred January 1, 2003. The pro forma balance sheet and explanatory notes show the effect on the Company's financial position as if the breakup occurred March 31, 2003.

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

Pro forma income statement - Three Months Ended March 31, 2003

                                                  Eliminate
                                                 Sioux Valley
                                      Hector      and Hills        Other
                                 Communications   Telephone      Pro forma         Pro forma
                                   Corporation    Companies     Adjustments         Combined
                                   ------------  ------------   -----------      -------------
REVENUES:
  Local network                    $ 1,855,728    $ (393,940)                    $  1,461,788
  Network access                     5,729,366    (1,670,126)                       4,059,240
  Video services                     1,136,106      (172,658)                         963,448
  Internet services                    712,426      (142,149)                         570,277
  Other nonregulated services        1,059,961       (81,757)                         978,204
                                   ------------   -----------   -----------      -------------
    TOTAL REVENUES                  10,493,587    (2,460,630)          -            8,032,957

COSTS AND EXPENSES:
  Plant operations                   1,632,921      (336,181)                       1,296,740
  Depreciation and amortization      2,479,181      (486,374)                       1,992,807
  Customer operations                  515,390      (141,638)                         373,752
  General and administrative         1,441,101      (205,320)                       1,235,781
  Other operating expenses           1,603,662      (301,726)                       1,301,936
                                   ------------   -----------   -----------      -------------
    TOTAL COSTS AND EXPENSES         7,672,255    (1,471,239)          -            6,201,016
                                   ------------   -----------   -----------      -------------

OPERATING INCOME                     2,821,332      (989,391)          -            1,831,941

OTHER INCOME (EXPENSES):
  Interest expense                  (1,218,232)      117,086       196,648 (a)(b)    (904,498)
  Income from investments in
    unconsolidated affiliates:
      Midwest Wireless Holdings, LLC   806,364                    (258,036)(c)        548,328
      Other unconsolidated affiliates    8,641      (105,197)                         (96,556)
  Interest and dividend income          94,620       (13,689)                          80,931
                                   ------------   -----------   -----------      -------------
    OTHER INCOME (EXPENSES), net      (308,607)       (1,800)      (61,388)          (371,795)
                                   ------------   -----------   -----------      -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                  2,512,725      (991,191)      (61,388)         1,460,146

Income tax expense                   1,006,000      (396,476)      (24,555)(d)        584,968
                                   ------------   ------------ ------------      -------------

INCOME BEFORE MINORITY INTEREST      1,506,725      (594,715)      (36,833)           875,177

Minority interest in earnings of
  Alliance Telecommunications
  Corporation                          380,207                    (380,207)(e)           0
                                   ------------   ------------ ------------      -------------

NET INCOME                         $ 1,126,518    $ (594,715)  $   343,374       $    875,177
                                   ============   ============ =============     =============

NET INCOME PER COMMON SHARE:
  Basic                            $       .32                                   $        .25
  Diluted                                  .30                                            .23

AVERAGE SHARES OUTSTANDING
  Common shares only                 3,470,000                                      3,470,000
  Common and potential common shares 3,746,000                                      3,746,000

The following is a summary of the adjustments made:
(a) Interest adjustment on CoBank loan at average interest rate (6.8%)  $223,467
(b) Interest adjustment on CoBank loan for accrued patronage              26,819
(c) Adjust income from Midwest Wireless Holdings for ownership transfer  258,036
(d) Income tax effect of above adjustments (40% rate)                     24,555
(e) Eliminate minority interest in earnings of Alliance                  380,207

Pro forma balance sheet - March 31, 2003

                                                                    Eliminate
                                                                 Sioux Valley
                                                      Hector        and Hills         Other
                                              Communications        Telephone       Pro forma               Pro forma
Assets                                           Corporation        Companies      Adjustments               Combined
                                                ------------     ------------     ------------           ------------
Current assets:
  Cash and cash equivalents                     $ 15,418,982     $ (3,578,964)                           $ 11,840,018
  Construction fund                                4,522,384           (4,187)                              4,518,197
  Accounts receivable, net                         4,315,231       (1,229,468)                              3,085,763
  Materials, supplies and inventories              1,157,579         (141,443)                              1,016,136
  Other current assets                               247,203          (79,870)                                167,333
                                                ------------     ------------     ------------           ------------
      Total Current Assets                        25,661,379       (5,033,932)                             20,627,447

Property, plant and equipment, net                54,752,142       (9,611,359)                             45,140,783

Investments and other assets:
  Excess of cost over net assets acquired, net    49,074,992         (122,569)    $(13,192,878)(e)         35,759,545
  Marketable securities                              110,781                                                  110,781
  Investment in Midwest Wireless Holdings LLC     16,805,916                        (4,341,805)(a)         12,464,111
  Investments in other unconsolidated affiliates   4,405,429       (1,571,884)                              2,833,545
  Other investments                                8,785,265       (1,173,743)    (  1,389,786)(c)          6,221,736
  Other assets                                       404,204         (122,636)                                281,568
                                                ------------     ------------     ------------           ------------
      Total investments and other assets          79,586,587       (2,990,832)     (18,924,469)            57,671,286
                                                ------------     ------------     ------------           ------------

Total Assets                                    $160,000,108     $(17,636,123)    $(18,924,469)          $123,439,516
                                                ============     ============     ============           ============

Liabilities and Stockholders Equity

Current liabilities:
  Notes payable and current
    portion of long-term debt                   $  7,746,000     $   (364,000)                           $  7,382,000
  Accounts payable                                 2,219,411         (515,149)                              1,704,262
  Accrued expenses                                 2,745,469         (508,017)                              2,237,452
  Income taxes payable                               809,909         (325,504)                                484,405
                                                ------------     ------------     ------------           ------------
     Total current liabilities                    13,520,789       (1,712,670)                             11,808,119

Long-term debt, less current portion              78,651,633       (5,328,745)    $(13,145,132)(d)         60,177,756
Deferred investment tax credits                       22,914                                                   22,914
Deferred income taxes                              5,822,979       (1,345,693)         (42,301)(a)(b)       4,434,985
Deferred compensation                                970,094                          (310,430)(b)            659,664
Minority interest in Alliance
  Telecommunications Corporation                  17,407,220                       (17,407,220)(f)                  0

Stockholders' equity                              43,604,479       (9,249,015)      11,980,614 (a)(b)(c)   46,336,078
                                                                                               (d)(e)(f)
                                                ------------     ------------     ------------           ------------

Total Liabilities and Stockholders' Equity      $160,000,108     $(17,636,123)    $(18,924,469)          $123,439,516
                                                ============     ============     ============           ============


The following is a summary of the adjustments made:
(a) Transfer of 32% of Alliance's ownership interest in Midwest
    Wireless and related deferred tax liabilities of $162,523        $ 4,341,805
(b) Transfer of 32% of deferred compensation obligations and
    related deferred tax assets of $120,222                              310,430
(c) Transfer of 32% of investment in CoBank stock                      1,389,786
(d) Repayment of CoBank debt thru dividend from Sioux Valley
    and Hills                                                         13,145,132
(e) Eliminate goodwill value of investment in Sioux Valley and Hills  13,192,878
(f) Eliminate minority interest in Alliance Telecommunications Corp.  17,407,220

                            New Accounting Principles

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002. The Company has not issued any guarantees to date that are subject to the new provisions.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are effective for interim periods beginning after December 15, 2002 and are included in this report. The Company will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans.

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

Item 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.
--------------------------------------------------------------------------------
Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (the "Disclosure Controls"), and its "internal controls and procedures for financial reporting" (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission (the "SEC" or "Commission") require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.
---------------------------
Appearing in this Quarterly Report are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification, immediately following the Signatures section, is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of Form 10-Q contains information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The second Certification is pursuant to Section 906 of Sarbanes-Oxley and concerns compliance and disclosure under the Securities Exchange Act of 1934.

Disclosure Controls and Internal Controls.
------------------------------------------
Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all of which assists the preparation of financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.
---------------------------------------------
The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or the Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.
---------------------------------
The CEO/CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and in the Company's Annual Reports on Form 10-K. Internal Controls are also evaluated on an ongoing basis by our Accounting Department, by other personnel in the Company and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in the evaluation to determine whether there were any "significant deficiencies" or "material weakness" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who a have significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose such information to our Board's Audit Committee and to the independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company has sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accord with its on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.
------------
Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

Item 6(a).  Exhibits
Exhibit 11, "Calculation of Earnings Per Share" is attached to this Form 10-Q.
Exhibit 99.1, "Certification of Chief Executive Officer" is attached to this Form 10-Q. Exhibit 99.2, "Certification of Chief Financial Officer" is attached to this Form 10-Q. Exhibit 99.3 "Certification pursuant to 18 USC ss.1350" is attached to this Form 10-Q

Item 6(b).  Exhibits and Reports on Form 8-K.
---------------------------------------------
None.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                              By  /s/Curtis A. Sampson
                                              ------------------------
                                              Curtis A. Sampson
Date:  May 14, 2003                           Chief Executive Officer

                                              By  /s/Charles A. Braun
                                              ------------------------
                                              Charles A. Braun
Date:  May 14, 2003                           Chief Financial Officer

            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   EXHIBIT 11
                        CALCULATION OF EARNINGS PER SHARE

                                                  Three Months Ended March 31
Basic:                                              2003                 2002
-------                                        -----------          -----------

Income before cumulative effect of change in
  accounting principle                         $ 1,126,518          $ 1,084,725
Cumulative effect of accounting change                               (3,146,569)
                                               -----------          -----------
Net income (loss)                              $ 1,126,518          $(2,061,844)
                                               ===========          ===========
Common shares:
  Weighted average number of common
  shares outstanding                             3,469,930            3,493,956
                                               ===========          ===========
Net income (loss) per common share:
  Before cumulative effect of change
   in accounting principle                     $       .32          $       .31
  Cumulative effect of accounting change                                   (.90)
                                               -----------          -----------
                                               $       .32          $      (.59)
                                               ===========          ===========

Diluted:
-------------

Income before cumulative effect of change in
  accounting principle                         $ 1,126,518          $ 1,084,725
Cumulative effect of accounting change                               (3,146,569)
                                               -----------          -----------
Net income (loss)                              $ 1,126,518          $(2,061,844)
                                               ===========          ===========
Common and common equivalent shares:
  Weighted average number of common shares
   outstanding                                   3,469,930            3,493,956
  Dilutive effect of convertible preferred
   shares outstanding                              220,100              220,100
  Dilutive effect of stock options outstanding
   after application of treasury stock method       49,853              105,113
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                  5,993                1,186
                                               -----------          -----------
                                                 3,745,876            3,820,355
                                               ===========          ===========
Diluted net income (loss) per share:
  Before cumulative effect of change in
   accounting principle                        $       .30          $       .28
  Cumulative effect of accounting change                                   (.82)
                                               -----------          -----------
                                               $       .30          $      (.54)
                                               ===========          ===========

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

                                                     By  /s/Curtis A. Sampson
                                                     --------------------------
                                                     Curtis A. Sampson
Date:  May 14, 2003                                  Chief Executive Officer

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

                                                     By  /s/Charles A. Braun
                                                     --------------------------
                                                     Charles A. Braun
Date:  May 14, 2003                                  Chief Financial Officer

                                  EXHIBIT 99.3

         Certification

The undersigned officers of Hector Communications Corporation (the" Company") certify pursuant to 18 U.S.C. ss. 1350, that:

(1) The Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the date of the Report.

Date:  May 14, 2003                                  /s/ Curtis A. Sampson
                                                     --------------------------
                                                     Chief Executive Officer


Date:  May 14, 2003                                  /s/ Charles A. Braun
                                                     --------------------------
                                                     Chief Financial Officer