Form 10-Q
period 2003-06-30
HECTOR COMMUNICATIONS CORP
filed 2003-08-14
CIK 863437

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

For the quarterly period ended               June 30, 2003
                               -------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                 Outstanding at July 31, 2003
-----------------------------------                 ----------------------------
     Common Stock, par value                                 3,483,378
         $.01 per share

                                Total Pages (27)
--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                                    3

              Consolidated Statements of Income (Loss)                       4

              Consolidated Statements of Comprehensive Income (Loss)         5

              Consolidated Statement of Stockholders' Equity                 5

              Consolidated Statements of Cash Flows                          6

              Notes to Consolidated Financial Statements                     7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 12

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             21

         Item 4.  Controls and Procedures                                   21

Part II.  Other Information                                                 22

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share                     24
         Exhibit 31.1 - Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002                                    25
         Exhibit 31.2 - Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002                                    26
         Exhibit 32 - Certification pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                    27


                                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                             June 30            December 31
Assets:                                                                         2003                   2002
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents                                            $  19,848,854          $  12,020,186
  Construction fund                                                        4,528,372                662,232
  Accounts receivable, net                                                 4,060,914              4,819,174
  Materials, supplies and inventories                                      1,294,634              1,175,587
  Other current assets                                                       126,294                231,685
                                                                        ------------           ------------
    Total current assets                                                  29,859,068             18,908,864

Property, plant and equipment                                            115,770,987            115,546,596
  less accumulated depreciation                                          (62,615,877)           (58,880,798)
                                                                        ------------           ------------
    Net property, plant and equipment                                     53,155,110             56,665,798

Other assets:
  Excess of cost over net assets acquired, net                            48,104,320             49,074,993
  Marketable securities                                                      164,671                114,234
  Investment in Midwest Wireless Holdings, LLC                            17,502,877             16,232,707
  Investment in other unconsolidated affiliates                            4,349,880              4,373,597
  Other investments                                                        8,404,954              8,704,268
  Other assets                                                               400,426                411,499
                                                                        ------------           ------------
    Total other assets                                                    78,927,128             78,911,298
                                                                        ------------           ------------
Total Assets                                                           $ 161,941,306          $ 154,485,960
                                                                        ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                  $   7,877,000          $   7,364,600
  Accounts payable                                                         2,224,740              2,523,878
  Accrued expenses                                                         2,771,300              2,422,986
  Income taxes payable                                                     1,421,364                879,417
                                                                        ------------           ------------
    Total current liabilities                                             14,294,404             13,190,881

Long-term debt, less current portion                                      77,492,479             75,147,560
Deferred investment tax credits                                               13,743                 27,554
Deferred income taxes                                                      5,888,782              5,866,754
Deferred compensation                                                        964,010                976,179
Minority stockholders interest in Alliance
  Telecommunications Corp.                                                18,009,817             17,027,697

Stockholders' Equity                                                      45,278,071             42,249,335
                                                                        ------------           ------------
Total Liabilities and Stockholders' Equity                             $ 161,941,306          $ 154,485,960
                                                                        ============           ============

See notes to consolidated financial statements.


HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)

                                                                 Three Months Ended June 30             Six Months Ended June 30
                                                               ------------------------------       -------------------------------
                                                                        2003             2002                2003              2002
                                                               -------------    -------------       -------------     -------------
Revenues:
  Local network                                                $   1,946,172    $   1,899,251       $   3,801,900     $   3,688,381
  Network access                                                   5,632,467        4,906,148          11,361,833        10,326,402
  Video services                                                   1,000,893        1,097,737           2,136,999         2,153,251
  Internet services                                                  790,409          591,565           1,502,835         1,153,431
  Other nonregulated services                                        974,756        1,062,746           2,034,717         2,094,578
                                                               -------------    -------------       -------------     -------------
    Total revenues                                                10,344,697        9,557,447          20,838,284        19,416,043

Costs and expenses:
  Plant operations                                                 1,542,704        1,296,497           3,175,625         2,603,368
  Customer operations                                                556,623          684,601           1,072,013         1,279,093
  Other operating expenses:
    Operating taxes                                                  175,912          129,715             333,647           262,109
    Video service expenses                                           740,987          790,389           1,527,178         1,630,167
    Internet expenses                                                263,341          359,219             541,878           691,594
    Other                                                            334,794          444,870             715,993           757,453
  General and administrative                                       1,659,267        1,346,311           3,100,368         2,687,984
  Depreciation and amortization                                    2,409,302        2,399,586           4,888,483         4,841,264
                                                               -------------    -------------       -------------     -------------
    Total costs and expenses                                       7,682,930        7,451,188          15,355,185        14,753,032

Operating income                                                   2,661,767        2,106,259           5,483,099         4,663,011

Other income and (expenses):
  Interest expense                                                (1,230,679)      (1,217,267)         (2,448,911)       (2,346,733)
  Interest and dividend income                                        86,757           73,253             181,377           168,534
  Income from investments in unconsolidated affilates:
    Midwest Wireless Holdings, LLC                                   885,654          726,869           1,692,018         1,520,217
    Other unconsolidated affiliates                                  122,629           20,461             131,270           106,932
  Gain on sale of cable television systems                         1,080,723                            1,080,723
                                                               -------------    -------------       -------------     -------------
    Other income (expense), net                                      945,084         (396,684)            636,477          (551,050)

Income before income taxes and minority interest                   3,606,851        1,709,575           6,119,576         4,111,961

Income tax expense                                                 1,443,000          677,000           2,449,000         1,597,000
                                                               -------------    -------------       -------------     -------------

Income before minority interest                                    2,163,851        1,032,575           3,670,576         2,514,961

Minority interest in earnings of
  Alliance Telecommunications Corporation                            595,816          294,870             976,023           692,531
                                                               -------------    -------------       -------------     -------------

Income before cummulative effect of change
  in accounting principle                                          1,568,035          737,705           2,694,553         1,822,430

Cumulative effect of change in accounting principle,
  net of income taxes and minority interest                                                                              (3,146,569)
                                                               -------------    -------------       -------------     -------------
Net income (loss)                                              $   1,568,035    $     737,705       $   2,694,553     $  (1,324,139)
                                                               -------------    -------------       -------------     -------------

Basic net income (loss) per share:
  Before cumulative effect of change in accounting principle   $         .45    $         .21       $         .78     $         .52
  Cumulative effect of change in accounting principle                                                                          (.90)
                                                               -------------    -------------       -------------     -------------
                                                               $         .45    $         .21       $         .78     $        (.38)
                                                               =============    =============       =============     =============

Diluted net income (loss) per share:
  Before cumulative effect of change in accounting principle   $         .42    $         .19       $         .72     $         .48
  Cumulative effect of change in accounting principle                                                                          (.83)
                                                               -------------    -------------       -------------     -------------
                                                               $         .42    $         .19       $         .72     $        (.35)
                                                               =============    =============       =============     =============

See notes to consolidated financial statements.



HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

                                                                  Three Months Ended June 30            Six Months Ended June 30
                                                               ------------------------------       -------------------------------
                                                                        2003             2002              2003              2002
                                                               -------------    -------------       -------------     -------------
Net income (loss)                                              $   1,568,035    $     737,705       $   2,694,553     $  (1,324,139)

Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    marketable securities                                             53,890          (57,205)             50,437          (252,036)
                                                               -------------    -------------       -------------     -------------
Other comprehensive income (loss) before income taxes                 53,890          (57,205)             50,437          (252,036)
Income tax benefit related to unrealized holding gains
  (losses) on marketable securities                                   21,555          (22,882)             20,190          (100,815)
Minority interest in other comprehensive income (loss)
  of Alliance Telecommunications Corporation                           6,781           (6,153)              6,095           (41,820)
                                                               -------------    -------------       -------------     -------------
Other comprehensive income (loss)                                     25,554          (28,170)             24,152          (109,401)
                                                               -------------    -------------       -------------     -------------
Comprehensive income (loss)                                    $   1,593,589        $ 709,535       $   2,718,705     $  (1,433,540)
                                                               =============    =============       =============     =============


See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                       Accumulated
                                    Preferred Stock       Common Stock     Additional                        Other
                                  ------------------  ------------------      Paid-in      Retained  Comprehensive
                                    Shares    Amount     Shares   Amount      Capital      Earnings   Income (Loss)         Total
                                  -------- ---------  --------- --------  -----------   -----------     ----------    -----------
BALANCE AT DECEMBER 31, 2002       220,100 $ 220,100  3,455,067 $ 34,551  $13,262,969   $28,742,832      $ (11,117)   $42,249,335
 Net income                                                                               1,126,518                     1,126,518
 Issuance of common stock to ESOP                        11,000      110      139,040                                     139,150
 Issuance of common stock under
   Employee Stock Option Plan                            17,663      177      176,197                                     176,374
 Purchase and retirement of
   common stock                                            (352)      (4)      (1,368)       (4,121)                       (5,493)
 Change in unrealized loss on
   marketable securities, net of
   deferred taxes                                                                                           24,152         24,152
                                  -------- ---------  --------- --------  -----------   -----------     ----------    -----------
BALANCE AT JUNE 30, 2003           220,100 $ 220,100  3,483,378 $ 34,834  $13,576,838   $31,433,264      $  13,035    $45,278,071
                                  ======== =========  ========= ========  ===========   ===========     ==========    ===========

See notes to consolidated financial statements.


HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                       Six Months Ended June 30
                                                                                      -------------------------
                                                                                             2003          2002
                                                                                      -----------   -----------
Cash Flows from Operating Activities:
  Net income (loss)                                                                  $  2,694,553  $ (1,324,139)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
    Noncash cumulative effect of change in accounting principle                                       3,146,569
    Depreciation and amortization                                                       4,888,483     4,841,264
    Minority stockholders' interest in earnings of Alliance
      Telecommunications Corporation                                                      976,023       692,531
    Income from Midwest Wireless Holdings, LLC                                         (1,692,018)   (1,520,217)
    Income from other unconsolidated affiliates                                          (131,270)     (106,932)
    Gain on sales of cable television systems                                          (1,080,723)
    Cash distributions from Midwest Wireless Holdings, LLC                                421,848       376,877
    Changes in assets and liabilities:
      Accounts receivable                                                                 758,260       444,812
      Materials, supplies and inventories                                                (119,047)     (448,876)
      Prepaid income taxes                                                                              (47,218)
      Other current assets                                                                105,391       132,585
      Accounts payable                                                                   (299,138)       69,708
      Accrued expenses                                                                    487,464      (137,211)
      Income taxes payable                                                                541,947      (722,797)
      Deferred investment credits                                                         (13,811)      (28,325)
      Deferred taxes                                                                        1,839
      Deferred compensation                                                               (12,169)        4,479
                                                                                      -----------   -----------
      Net cash provided by operating activities                                         7,527,632     5,373,110

Cash Flows from Investing Activities:
  Capital expenditures, net                                                            (1,720,438)   (3,345,661)
  Increase in construction fund                                                        (3,866,140)     (108,588)
  Proceeds from sales of cable television systems                                       1,665,782
  Investments in other unconsolidated affiliates                                          154,987
  Purchases of other investments                                                         (206,764)
  Proceeds from other investments                                                       1,235,328        67,561
  (Increase) decrease in other assets                                                      10,081       (34,149)
                                                                                      -----------   -----------
      Net cash used in investing activities                                            (2,727,164)   (3,420,837)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                          (2,796,835)   (3,109,995)
  Proceeds from issuance of notes payable and long-term debt                            5,654,154       625,176
  Issuance of common stock                                                                176,374       197,166
  Purchase of stock                                                                        (5,493)
                                                                                      -----------   -----------
    Net cash provided by (used in) financing activities                                 3,028,200    (2,287,653)
                                                                                      -----------   -----------
Net Increase in Cash and Cash Equivalents                                               7,828,668      (335,380)
Cash and Cash Equivalents at Beginning of Period                                       12,020,186    13,083,481
                                                                                      -----------   -----------
Cash and Cash Equivalents at End of Period                                           $ 19,848,854  $ 12,748,101
                                                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                    $  2,565,590  $  2,342,019
  Income taxes paid during the period                                                   1,916,332     2,395,341

See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The balance sheet and statement of stockholders' equity as of June 30, 2003 and the statements of income (loss), comprehensive income (loss) and cash flows for the periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2003 and 2002 have been made.

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

STOCK COMPENSATION

The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 net income (loss); and net income (loss) per share would have been as follows:

                                                                                Three Months Ended June 30
                                                                         --------------------------------------
                                                                                 2003                    2002
                                                                         ---------------        ---------------
Net income as reported                                                   $     1,568,035        $       737,705
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards                         (180,569)              (157,095)
Pro forma net income                                                     $     1,387,466        $       580,610

Basic net income per share:
   As reported                                                           $           .45        $           .21
   Pro forma                                                             $           .40        $           .17
Diluted net income per share:
   As reported                                                           $           .42        $           .19
   Pro forma                                                             $           .37        $           .15

                                                                                 Six Months Ended June 30
                                                                         --------------------------------------
                                                                                 2003                    2002
                                                                         ---------------        ---------------
Net income (loss) as reported                                            $     2,694,553        $    (1,324,139)
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards                         (264,634)              (245,142)
Pro forma net income (loss)                                              $     2,429,919        $    (1,569,281)

Basic net income (loss) per share:
   As reported                                                           $           .78        $          (.38)
   Pro forma                                                             $           .70        $          (.45)
Diluted net income (loss) per share:
   As reported                                                           $           .72        $          (.35)
   Pro forma                                                             $           .65        $          (.41)


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

In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using the same valuation methodology the Company is using to negotiate the split-up of Alliance. The valuation is an average of access line and customer valuations and cash flow multiple valuations considered appropriate in the current marketplace. The Company believes the valuations placed on these units are consistent with values placed on properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results. The Company performs its annual impairment test as of August 31. Changes in the Company's goodwill and intangible assets by segment are as follows:

                                     Hector          Alliance      Consolidated
                                 ----------     -------------     -------------
Goodwill:
Balance December 31, 2002        $  395,274     $  48,679,719     $  49,074,993
Cable television system sales                        (970,673)         (970,673)
                                 ----------     -------------     -------------
Balance June 30, 2003            $  395,274     $  47,709,046     $  48,104,320
                                 ==========     =============     =============


                              Hector          Alliance
                          -----------  ------------------------
                          Intangible   Intangible         Other
                             Assets       Assets         Assets    Consolidated
                          ----------    ---------    -----------    ------------
Balance December 31, 2002  $  8,393    $  98,358    $   304,748      $  411,499
Additions                                                   998             998
Disposals                                               (11,078)        (11,078)
Amortization                   (993)                                       (993)
                          ---------    ----------    ----------     ------------
Balance June 30, 2003      $  7,400    $  98,358    $   294,668      $  400,426
                          =========    ==========    ==========     ============

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

MIDWEST WIRELESS HOLDINGS, LLC

At June 30, 2003 the Company owned 10.4% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The investment is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. Income from this investment was $1,692,000 and $1,520,000 in the six-month periods ended June 30, 2003 and 2002, respectively. Cash distributions received from Midwest Wireless were $422,000 and $377,000 in the same respective periods. Income statement information for Midwest Wireless Holdings, LLC for the three-month and six-month periods ended June 30, 2003 and 2002 was as follows:

                      Three Months Ended June 30      Six Months Ended June 30
                     ---------------------------   ----------------------------
                            2003           2002           2003            2002
                     ------------   ------------   ------------    ------------
Revenues             $ 43,150,492   $ 40,952,036   $ 81,567,250    $ 77,672,169
Expenses              (33,531,557)   (32,965,589)   (63,207,048)    (61,126,275)
Minority Interest      (1,103,029)      (972,413)    (2,090,792)     (1,937,919)
Net income              8,515,906      7,014,034     16,269,410      14,607,975

SALES OF CABLE TELEVISION SYSTEMS

Alliance completed sales of two groups of cable television systems during the second quarter of 2003. Effective April 30, 2003, Alliance sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000. Effective June 2, 2003, Alliance sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND - Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash (including $80,000 of escrowed funds).

Effect of the asset sales was as follows:
Sales Price                                              $         2,395,032
Less:  Property, plant and equipment (net)                          (343,636)
Less:  Intangible assets (goodwill)                                 (970,673)
                                                         --------------------
Gain on sale of cable assets                             $         1,080,723
                                                         ====================


SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its subsidiaries, which are 100% owned, and Alliance Telecommunications Corporation and its subsidiaries, which are 68% owned. Segment information is as follows:


                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Six Months Ended June 30, 2003
Revenues                                                 $      4,953,529        $     15,884,755        $     20,838,284
Costs and expenses                                              4,036,144              11,319,041              15,355,185
                                                          ---------------         ---------------         ---------------
Operating income                                                  917,385               4,565,714               5,483,099
Interest expense                                                 (446,320)             (2,002,591)             (2,448,911)
Interest and dividend income                                       39,396                 141,981                 181,377
Gain on sale of cable television systems                                                1,080,723               1,080,723
Income from Midwest Wireless Holdings LLC                         488,082               1,203,936               1,692,018
Income from other unconsolidated affiliates                        28,960                 102,310                 131,270
                                                          ---------------         ---------------         ---------------
Income before income taxes and
  minority interest                                      $      1,027,503        $      5,092,073        $      6,119,576
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      1,527,004        $      3,361,479        $      4,888,483
                                                          ===============         ===============         ===============
Total assets                                             $     31,479,960        $    130,461,346        $    161,941,306
                                                          ===============         ===============         ===============
Capital expenditures                                     $        603,132        $      1,117,306        $      1,720,438
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Six Months Ended June 30, 2002
Revenues                                                 $      4,753,657        $     14,662,386        $     19,416,043
Costs and expenses                                              4,220,043              10,532,989              14,753,032
                                                          ---------------         ---------------         ---------------
Operating income                                                  533,614               4,129,397               4,663,011
Interest expense                                                 (460,172)             (1,886,561)             (2,346,733)
Interest and dividend income                                       51,375                 117,159                 168,534
Income from Midwest Wireless Holdings LLC                         438,524               1,081,693               1,520,217
Income from unconsolidated affiliates                              21,462                  85,470                 106,932
                                                          ---------------         ---------------         ---------------
Income before income taxes and
  minority interest                                      $        584,803        $      3,527,158        $      4,111,961
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      1,550,957        $      3,290,307        $      4,841,264
                                                          ===============         ===============         ===============
Total assets                                             $     30,683,298        $    122,065,842        $    152,749,140
                                                          ===============         ===============         ===============
Capital expenditures                                     $        547,653        $      2,798,008        $      3,345,661
                                                          ===============         ===============         ===============

                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended June 30, 2003
Revenues                                                 $      2,476,232        $      7,868,465        $     10,344,697
Costs and expenses                                              2,050,394               5,632,536               7,682,930
                                                          ---------------         ---------------         ---------------
Operating income                                                  425,838               2,235,929               2,661,767
Interest expense                                                 (226,338)             (1,004,341)             (1,230,679)
Interest and dividend income                                       21,091                  65,666                  86,757
Gain on sale of cable television systems                                                1,080,723               1,080,723
Income from Midwest Wireless Holdings LLC                         255,477                 630,177                 885,654
Income from other unconsolidated affiliates                        18,858                 103,771                 122,629
                                                          ---------------         ---------------         ---------------
Income before income taxes and
  minority interest                                      $        494,926        $      3,111,925        $      3,606,851
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        762,160        $      1,647,142        $      2,409,302
                                                          ===============         ===============         ===============
Capital expenditures                                     $        475,804        $        679,607        $      1,155,411
                                                          ===============         ===============         ===============


                                                                 Hector                Alliance             Consolidated
                                                          ---------------         ---------------         ---------------
Three Months Ended June 30, 2002
Revenues                                                 $      2,362,289        $      7,195,158        $      9,557,447
Costs and expenses                                              2,189,341               5,261,847               7,451,188
                                                          ---------------         ---------------         ---------------
Operating income                                                  172,948               1,933,311               2,106,259
Interest expense                                                 (230,444)               (986,823)             (1,217,267)
Interest and dividend income                                       23,590                  49,663                  73,253
Income from Midwest Wireless Holdings LLC                         210,706                 516,163                 726,869
Income from unconsolidated affiliates                               8,307                  12,154                  20,461
                                                          ---------------         ---------------         ---------------
Income before income taxes and
  minority interest                                      $        185,107        $      1,524,468        $      1,709,575
                                                          ===============         ===============         ===============
Depreciation and amortization                            $        775,701        $      1,623,885        $      2,399,586
                                                          ===============         ===============         ===============
Capital expenditures                                     $        262,334        $      2,081,499        $      2,343,833
                                                          ===============         ===============         ===============

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

At June 30, 2003 HCC operated five wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") serving 7,597 access lines in 9 rural communities in Minnesota and Wisconsin. HCC, through its subsidiaries, also provides cable television service to 4,457 subscribers in Minnesota and Wisconsin.

At June 30, 2003 HCC owned a 68% interest in Alliance Telecommunications Corporation ("Alliance"), a holding company that owned and operated six additional LEC subsidiaries serving 31,241 access lines in 28 rural communities in Minnesota, Wisconsin, Iowa and South Dakota and 7,033 cable television subscribers in Minnesota, North Dakota, South Dakota and Iowa. At June 30, 2003, Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota ("Golden West"), and Alliance Communications Cooperative, Inc. of Garretson, South Dakota ("ACCI") owned the remaining interests in Alliance. On July 7, 2003 Alliance was the subject of a split-up transaction in which the assets and operations of Alliance were divided among the Company, Golden West and ACCI. (See "Split-up of Alliance Telecommunications Corporation" below.)

                   Six Months Ended June 30, 2003 Compared to
                         Six Months Ended June 30, 2002

Consolidated revenues increased to $20,838,000 in 2003 from $19,416,000 in 2002. The revenue breakdown by operating group was as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        830,672    $        797,825      $     2,971,228     $     2,890,556
Network access                                     2,588,716           2,617,902            8,773,117           7,708,500
Nonregulated activities:
  Video services                                     828,179             758,888            1,308,820           1,394,363
  Internet                                           320,577             222,187            1,182,258             931,244
  Other                                              385,385             356,855            1,649,332           1,737,723
                                            ----------------    ----------------      ---------------     ---------------
                                            $      4,953,529    $      4,753,657      $    15,884,755     $    14,662,386
                                            ----------------    ----------------      ---------------     ---------------

Consolidated local service revenues increased $114,000 or 3%. The increase was primarily due to increased revenues from CLASS service features and custom calling. The Company increased the rates charged for these services during the 2003 period. Access lines served were 38,838 at June 30, 2003 compared to 39,028 at June 30, 2002. The number of access lines the Company serves fell due to the reduced number of second lines being used for dial-up internet service and increased substitution of cellular phones for landline phones by customers.

Network access revenues increased $1,035,000 or 10%. Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Establishment of reserves for the bankruptcy losses negatively impacted access revenues in 2002.

Revenues from video services declined $16,000 or 1%. Video service revenues in 2003 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter. Revenues from internet services increased $349,000 or 30%. Revenues increased due to the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange. This equipment makes it possible to deliver POTS, video and high speed Internet services to the customer over the same circuit. At June 30, 2003 the Company had 2,610 DSL customers and 9,646 dial-up internet customers, compared to 1,695 DSL customers and 9,469 dial-up customers in June 2002. Nonregulated revenues from all other sources decreased $60,000 or 3%.

Consolidated operating costs and expenses were $15,355,000 in 2003 compared to $14,753,000 in 2002. Costs and expenses by operating group were as follows:

                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        731,397    $        779,036      $     2,444,228     $     1,824,332
Customer operations                                  200,674             195,734              871,339           1,083,359
Other operating expenses:
  Operating taxes                                     76,028              74,242              257,619             187,867
  Video services                                     537,006             565,136              990,172           1,065,031
  Internet                                           143,338              95,275              398,540             596,319
  Other                                              112,742             164,596              603,251             592,857
General and administrative                           707,955             795,067            2,392,413           1,892,917
Depreciation and amortization                      1,527,004           1,550,957            3,361,479           3,290,307
                                            ----------------    ----------------      ---------------     ---------------
                                            $      4,036,144    $      4,220,043      $    11,319,041     $    10,532,989
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $572,000 or 22% due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Customer operations expenses decreased $207,000 or 16% due to employee headcount reductions. Other operating expenses decreased $223,000 or 7% due to lower maintenance expenses for video services and lower internet operating expenses. General and administrative expenses increased $412,000 or 15% due to expenses incurred in breaking up Alliance. Depreciation expense increased $47,000 or 1% due to depreciation on new plant additions. Consolidated operating income increased 18% to $5,483,000.

Interest expenses increased $102,000 due to charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank. Interest and dividend income increased $13,000 due to the increase in cash balances available for investment. Income from the Company's investment in Midwest Wireless Holdings, LLC increased 11% to $1,692,000. Income from other unconsolidated investments increased to $131,000 in 2003 from $107,000 in 2002. Alliance recorded gains on sales of cable television systems totaling $1,081,000 in the 2003 period.

Income before income taxes and minority interest increased to $6,120,000 in 2003 from $4,112,000 in 2002. The Company's effective income tax rate increased to 40% in 2003 from 39% in 2002 due to the effect of state income taxes. Income before minority interest in Alliance's earnings increased to $3,671,000 in 2003 from $2,515,000 in 2002. Minority interests in earnings of Alliance were $976,000 compared to $693,000 in 2002. Income before change in accounting principle increased to $2,695,000 compared to $1,822,000 in 2002. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest. The Company had net income of $2,695,000 in 2003 compared to a net loss of $1,324,000 in 2002.

                  Three Months Ended June 30, 2003 Compared to
                        Three Months Ended June 30, 2002

Consolidated revenues increased to $10,345,000 in 2003 from $9,557,000 in 2002. Revenues by operating group were as follows:

                                                          Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Local network                               $        426,972    $        409,094      $     1,519,200     $     1,490,157
Network access                                     1,272,408           1,281,344            4,360,059           3,624,804
Nonregulated activities:
  Video services                                     413,707             384,963              587,186             712,774
  Internet                                           172,406             111,177              618,003             480,388
  Other                                              190,739             175,711              784,017             887,035
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,476,232    $      2,362,289      $     7,868,465     $     7,195,158
                                            ----------------    ----------------      ---------------     ---------------


Consolidated local service revenues increased $47,000 or 2%. The increase was primarily due to increased revenues from CLASS service features and custom calling. The Company increased the rates charged for these services during the first quarter of 2003. Network access revenues increased $726,000 or 15%. Network access reserves were lower than normal in 2002 due to establishment of reserves for the losses due to the bankruptcy of two large interexchange carriers.

Revenues from video services declined $97,000 or 9%. Video service revenues in 2003 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter. Revenues from internet services increased $199,000 or 34%. Revenues increased due to the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange, which has greatly increased the number of customers using DSL services. Nonregulated revenues from all other sources decreased $88,000 or 8% due to lower fees from engineering services.

Consolidated operating costs and expenses were $7,683,000 in 2003 compared to $7,451,000 in 2002. Costs and expenses by operating group were as follows:


                                                            Hector                                   Alliance
                                            ------------------------------------      -----------------------------------
                                                    2003                2002                  2003                2002
                                            ----------------    ----------------      ---------------     ---------------
Plant operations                            $        369,908    $        395,442      $     1,172,796     $       901,055
Customer operations                                   94,774             116,563              461,849             568,038
Other operating expenses:
  Operating taxes                                     37,132              37,500              138,780              92,215
  Video services                                     282,901             297,656              458,086             492,733
  Internet                                            85,226              44,810              178,115             314,409
  Other                                               45,082             121,292              289,712             323,578
General and administrative                           373,211             400,377            1,286,056             945,934
Depreciation and amortization                        762,160             775,701            1,647,142           1,623,885
                                            ----------------    ----------------      ---------------     ---------------
                                            $      2,050,394    $      2,189,341      $     5,632,536     $     5,261,847
                                            ----------------    ----------------      ---------------     ---------------

Consolidated plant operations expenses increased $246,000 or 19% due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Customer operations expenses decreased $128,000 or 19% due to employee headcount reductions. Other operating expenses decreased $209,000 or 12% due to lower maintenance expenses for video services and lower internet operating expenses. General and administrative expenses increased $313,000 or 23% due to expenses incurred in breaking up Alliance. Depreciation expense increased $10,000 due to depreciation on new plant additions. Consolidated operating income increased 26% to $2,662,000.

Interest expenses increased $13,000 due to charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank. Interest and dividend income increased $13,000 due to the increase in cash balances available for investment. Income from the Company's investment in Midwest Wireless Holdings, LLC increased 22% to $886,000. Income from other unconsolidated investments increased to $123,000 in 2003 from $20,000 in 2002. Alliance recorded gains on sales of cable television systems totaling $1,081,000 in the 2003 period.

Income before income taxes and minority interest increased to $3,607,000 in 2003 from $1,710,000 in 2002. The Company's effective income tax rate was 40% in 2003 and 2002. The income tax rate is higher than the federal rate due to the effect of state income taxes. Income before minority interest in Alliance's earnings increased to $2,164,000 in 2003 from $1,033,000 in 2002. Minority interests in earnings of Alliance were $596,000 compared to $295,000 in 2002. Net income increased to $1,568,000 in 2003 compared to $738,000 in 2002.


                         Liquidity and Capital Resources

Cash flows from consolidated operating activities for the six-month periods were $7,528,000 and $5,373,000 in 2003 and 2002, respectively. At June 30, 2003, the
Company's cash, cash equivalents and marketable securities totaled $20,014,000 compared to $12,134,000 at December 31, 2002. Alliance's cash and securities were $13,838,000 of this total. Working capital at June 30, 2003 was $15,565,000 compared to $5,718,000 at December 31, 2002. The current ratio was 2.1 to 1 at June 30, 2003.

The improvement in the Company's working capital and current ratio at June 30 was due to several factors. The Company received $5,654,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank during the first quarter to finance plant additions in the Sleepy Eye and Pine Island exchanges. At June 30, 2003, construction funds remaining totaled $4,528,000. The second quarter principal payments on the Company's loan from CoBank were pushed out in anticipation of closing the Alliance split-up transactions discussed below, which conserved cash. The Company also received $1,666,000 of cash during the second quarter from the sales of cable television systems.

The Company makes periodic improvements to its facilities to provide up-to-date services to its customers. Plant additions in the 2003 and 2002 six-month periods were $1,720,000 and $3,346,000, respectively. Plant additions for 2003 are expected to total $6,300,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to Alliance`s borrowing to finance the acquisition of Ollig Utilities Company. Interest rates on a portion of Alliance's acquisition loan from CoBank have been locked for periods of one to ten years. At June 30, 2003 interest rates on the loan averaged 6.8%. The outstanding balance on this loan at June 30, 2003 was $37,311,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Alliance owns stock in the bank. Its investment in CoBank stock was $3,945,000 at June 30, 2003. Subsequent to June 30, 2003 the Company retired the CoBank loan to Alliance with proceeds from a new loan from CoBank directly to the Company. See "Split-up of Alliance Telecommunications Corporation" below regarding new loan arrangements.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. At June 30, 2003 216,000 shares could be repurchased under outstanding Board authorizations.

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

               Split-up of Alliance Telecommunications Corporation

In July 2001, Golden West Telecommunications Cooperative, Inc. and Alliance Communications Cooperative, Inc ("ACCI"), respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a pro rata share of the assets and liabilities of Alliance. Thereafter the parties engaged in negotiations that continued through December 2002. The negotiation process included evaluations and appraisals of Alliance's business components, negotiations with Alliance's lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms. The process also included seeking necessary regulatory approvals from local, state and national regulators.

The Company completed the Alliance split-up transactions on July 7, 2003, which was subsequent to the financial periods reported herein. As agreed among the parties, in the split-up, Golden West exchanged its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company and certain other Alliance assets. ACCI exchanged its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company and certain other Alliance assets. At June 30, 2003, Sioux Valley Telephone Company and Hills Telephone Company collectively served 8,650 telephone access lines and 2,400 cable television customers. In addition, as a result of the split-up, 32% of Alliance's ownership interest in Midwest Wireless Holdings LLC was transferred to Golden West and ACCI, reducing Hector's total ownership from 10.4% to 8%. Immediately prior to the split-up Sioux Valley and Hills paid a dividend to Alliance of approximately $13,145,000 to equalize post split-up values in proportion to the 68%-20%-12% stock ownership percentages. The dividend proceeds were used to reduce Alliance's debt to its primary lender, CoBank. Concurrent with the split-up, the balance of Alliance's debt to CoBank and the balance of the Company's debt to Rural Telephone Finance Cooperative ($3,047,000 at June 30, 2003) were retired using proceeds from a new $26,813,000 loan from CoBank to the Company. A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the split-up in order to satisfy various tax, regulatory and lender requirements.

Alliance expects the split-up transactions to be tax-free under Section 355 of the Internal Revenue Code. Alliance also expects the related internal stock and asset transfers that occurred prior to the split-up to be tax-free under Section 355, related Code provisions and the consolidated return regulations, although no private letter ruling was sought from the IRS in connection with the split-up. Prior to conducting the split-up transactions, the parties entered agreements with regard to cooperation, exchange of information, interim use of common services, employee benefits, tax allocations and indemnification generally in proportion to ownership percentages with respect to unexpected adverse tax consequences, and other matters arising after the split-up transactions which relate to commitments, events or circumstances in effect as of the date of the split-up transactions.

The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the split-up occurred January 1, 2003. The pro forma balance sheet and explanatory notes show the effect on the Company's financial position as if the split-up occurred June 30, 2003.

The pro forma financial information and explanatory notes are unaudited and include adjustments which are based on management's assumptions. Management believes these statements provide a reasonable basis for presenting the significant effects of the split-up and the pro forma adjustments are properly applied in the pro forma statements.

The pro forma financial statements are not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Pro forma income statement - Six Months Ended June 30, 2003

                                                                              Eliminate
                                                                           Sioux Valley
                                                            Hector            and Hills            Other
                                                       Communications         Telephone         Pro forma                Pro forma
                                                         Corporation          Companies       Adjustments                 Combined
                                                        -------------      -------------     -------------            -------------
REVENUES:
  Local network                                         $   3,801,900      $    (791,977)                             $   3,009,923
  Network access                                           11,361,833         (3,272,891)                                 8,088,942
  Video services                                            2,136,999           (263,502)                                 1,873,497
  Internet services                                         1,502,835           (260,636)                                 1,242,199
  Other nonregulated services                               2,034,717           (161,871)                                 1,872,846
                                                        -------------      -------------                              -------------
    TOTAL REVENUES                                         20,838,284         (4,750,877)                                16,087,407

COSTS AND EXPENSES:
  Plant operations                                          3,175,625           (680,177)                                 2,495,448
  Depreciation and amortization                             4,888,483           (938,095)                                 3,950,388
  Customer operations                                       1,072,013           (269,130)                                   802,883
  General and administrative                                3,100,368           (402,463)                                 2,697,905
  Other operating expenses                                  3,118,696           (551,941)                                 2,566,755
                                                        -------------      -------------                              -------------
    TOTAL COSTS AND EXPENSES                               15,355,185         (2,841,806)                                12,513,379
                                                        -------------      -------------                              -------------

OPERATING INCOME                                            5,483,099         (1,909,071)                                 3,574,028

OTHER INCOME (EXPENSES):
  Interest expense                                         (2,448,911)           216,388     $     409,546 (a)(b)        (1,822,977)
  Interest and dividend income                                181,377            (45,911)                                   135,466
  Income from investments in unconsolidated
    affiliates:
      Midwest Wireless Holdings, LLC                        1,692,018                             (385,260)(c)            1,306,758
      Other unconsolidated affiliates                         131,270           (176,618)                                   (45,348)
  Gain on sale of cable television systems                  1,080,723                                                     1,080,723
                                                        -------------      -------------     -------------            -------------
    OTHER INCOME (EXPENSES), net                              636,477             (6,141)           24,286                  654,622
                                                        -------------      -------------     -------------            -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                         6,119,576         (1,915,212)           24,286                4,228,650

Income tax expense                                          2,449,000           (766,085)            9,715 (d)            1,692,630
                                                        -------------      -------------     -------------            -------------

INCOME BEFORE MINORITY INTEREST                             3,670,576         (1,149,127)           14,572                2,536,021

Minority interest in earnings of
  Alliance Telecommunications Corporation                     976,023                             (976,023)(e)                    0
                                                        -------------      -------------     -------------            -------------

NET INCOME                                              $   2,694,553      $  (1,149,127)    $     990,595            $   2,536,021
                                                        =============      =============     =============            =============

NET INCOME PER COMMON SHARE:
  Basic                                                 $         .78                                                 $         .73
  Diluted                                                         .72                                                           .68

AVERAGE SHARES OUTSTANDING
  Common shares only                                        3,475,000                                                     3,475,000
  Common and potential common shares                        3,754,000                                                     3,754,000

The following is a summary of adjustments required under generally accepted accounting principles:
(a) Interest adjustment on CoBank loan at average
    interest rate (6.8%)                                       $  446,934
(b) Interest adjustment on CoBank loan for accrued
    patronage                                                     (37,389)
(c) Adjust income from Midwest Wireless Holdings for
    ownership transfer                                           (385,260)
(d) Income tax effect of above adjustments (40% rate)               9,715
(e) Eliminate minority interest in earnings of Alliance          (976,023)

Pro forma income statement - Three Months Ended June 30, 2003

                                                                               Eliminate
                                                                             Sioux Valley
                                                              Hector           and Hills          Other
                                                       Communications          Telephone        Pro forma                 Pro forma
                                                          Corporation          Companies       Adjustments                 Combined
                                                        -------------       -------------    -------------            -------------
REVENUES:
  Local network                                         $   1,946,172      $    (398,037)                             $   1,548,135
  Network access                                            5,632,467         (1,602,765)                                 4,029,702
  Video services                                            1,000,893            (90,844)                                   910,049
  Internet services                                           790,409           (118,487)                                   671,922
  Other nonregulated services                                 974,756            (80,114)                                   894,642
                                                        -------------      -------------                              -------------
    TOTAL REVENUES                                         10,344,697         (2,290,247)                                 8,054,450

COSTS AND EXPENSES:
  Plant operations                                          1,542,704           (343,996)                                 1,198,708
  Depreciation and amortization                             2,409,302           (451,721)                                 1,957,581
  Customer operations                                         556,623           (127,492)                                   429,131
  General and administrative                                1,659,267           (197,143)                                 1,462,124
  Other operating expenses                                  1,515,034           (250,215)                                 1,264,819
                                                        -------------      -------------                              -------------
    TOTAL COSTS AND EXPENSES                                7,682,930         (1,370,567)                                 6,312,363
                                                        -------------      -------------                              -------------

OPERATING INCOME                                            2,661,767           (919,680)                                 1,742,087

OTHER INCOME (EXPENSES):
  Interest expense                                         (1,230,679)            99,302     $     212,897 (a)(b)          (918,480)
  Interest and dividend income                                 86,757            (32,222)                                    54,535
  Income from investments in unconsolidated
    affiliates:
      Midwest Wireless Holdings, LLC                          885,654                             (127,224)(c)              758,430
      Other unconsolidated affiliates                         122,629            (71,421)                                    51,208
  Gain on sale of cable television systems                  1,080,723                                                     1,080,723
                                                        -------------      -------------     -------------            -------------
    OTHER INCOME (EXPENSES), net                              945,084             (4,341)           85,673                1,026,416
                                                        -------------      -------------     -------------            -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                         3,606,851           (924,021)           85,673                2,768,503

Income tax expense                                          1,443,000           (369,609)           34,270 (d)            1,107,660
                                                        -------------      -------------     -------------            -------------

INCOME BEFORE MINORITY INTEREST                             2,163,851           (554,412)           51,404                1,660,843

Minority interest in earnings of
  Alliance Telecommunications Corporation                     595,816                             (595,816)(e)                    0
                                                        -------------      -------------     -------------            -------------

NET INCOME                                              $   1,568,035      $    (554,412)    $     647,220            $   1,660,843
                                                        =============      =============     =============            =============

NET INCOME PER COMMON SHARE:
  Basic                                                 $         .45                                                 $         .48
  Diluted                                                         .42                                                           .44

AVERAGE SHARES OUTSTANDING
  Common shares only                                        3,481,000                                                     3,481,000
  Common and potential common shares                        3,764,000                                                     3,764,000

The following is a summary of adjustments required under generally accepted accounting principles:

(a) Interest adjustment on CoBank loan at average
    interest rate (6.8%)                                            $ 223,467
(b) Interest adjustment on CoBank loan for accrued patronage          (10,570)
(c) Adjust income from Midwest Wireless Holdings
    for ownership transfer                                           (127,224)
(d) Income tax effect of above adjustments (40% rate)                  34,270
(e) Eliminate minority interest in earnings of Alliance              (595,816)

Pro forma balance sheet - June 30, 2003

                                                                              Eliminate
                                                                            Sioux Valley
                                                             Hector           and Hills           Other
                                                       Communications         Telephone         Pro forma                 Pro forma
Assets                                                    Corporation         Companies       Adjustments                  Combined
                                                        -------------      -------------     -------------            -------------
Current assets:
  Cash and cash equivalents                             $  19,848,854      $  (5,214,465)                             $  14,634,389
  Construction fund                                         4,528,372                 (3)                                 4,528,369
  Accounts receivable, net                                  4,060,914         (1,069,379)                                 2,991,535
  Materials, supplies and inventories                       1,294,634           (167,039)                                 1,127,595
  Other current assets                                        126,294            (10,744)                                   115,550
  Accounts with affiliates                                                       (98,440)                                   (98,440)
                                                        -------------      -------------                              -------------
      Total Current Assets                                 29,859,068         (6,560,070)                                23,298,998

Property, plant and equipment, net                         53,155,110         (9,339,880)                                43,815,230

Investments and other assets:
  Excess of cost over net assets acquired, net             48,104,320           (122,569)    $ (13,192,878)(e)           34,788,873
  Marketable securities                                       164,671                  0                                    164,671
  Investment in Midwest Wireless Holdings LLC              17,502,877                  0        (4,500,496)(a)           13,002,381
  Investments in other unconsolidated affiliates            4,349,880         (1,634,127)                                 2,715,753
  Other investments                                         8,404,954           (819,708)       (1,389,786)(c)            6,195,460
  Other assets                                                400,426           (122,635)                                   277,791
                                                        -------------      -------------     -------------            -------------
      Total investments and other assets                   78,927,128         (2,699,039)      (19,083,160)              57,144,929
                                                        -------------      -------------     -------------            -------------

Total Assets                                            $ 161,941,306      $ (18,598,989)    $ (19,083,160)           $ 124,259,157
                                                        =============      =============     =============            =============

Liabilities and Stockholders Equity

Current liabilities:
  Notes payable and current
    portion of long-term debt                           $   7,877,000      $    (364,000)                             $   7,513,000
  Accounts payable                                          2,224,740           (587,537)                                 1,637,203
  Accrued expenses                                          2,771,300           (574,397)                                 2,196,903
  Income taxes payable                                      1,421,364           (665,888)                                   755,476
                                                        -------------      -------------                              -------------
     Total current liabilities                             14,294,404         (2,191,822)                                12,102,582

Long-term debt, less current portion                       77,492,479         (5,228,822)      (13,145,132)(d)           59,118,525
Deferred investment tax credits                                13,743                  0                                     13,743
Deferred income taxes                                       5,888,782         (1,345,693)          (42,301)(a)(b)         4,500,788
Deferred compensation                                         964,010                  0          (308,483)(b)              655,527
Minority interest in Alliance
  Telecommunications Corporation                           18,009,817                          (18,009,817)(f)                    0

Stockholders' equity                                       45,278,071         (9,832,652)       12,422,573 (a)(b)(c)     47,867,992
                                                                                                           (d)(e)(f)
                                                        -------------      -------------     -------------            -------------
Total Liabilities and Stockholders' Equity              $ 161,941,306      $ (18,598,989)    $ (19,083,160)           $ 124,259,157
                                                        =============      =============     =============            =============


The following is a summary of adjustments required under generally accepted accounting principles:
(a) Transfer of 32% of Alliance's ownership interest in Midwest
    Wireless and related deferred tax liabilities of $162,523      $  4,500,496
(b) Transfer of 32% of deferred compensation obligations and
    related deferred tax assets of $120,222                             308,483
(c) Transfer of 32% of investment in CoBank stock                     1,389,786
(d) Repayment of CoBank debt thru dividend from
    Sioux Valley and Hills                                           13,145,132
(e) Eliminate goodwill value of investment
    in Sioux Valley and Hills                                        13,192,878
(f) Eliminate minority interest in Alliance
    Telecommunications Corp.                                         18,009,817

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which becomes effective for the Company during the third quarter of 2003. Adoption of this statement will not have a material impact on the Company's consolidated results of operations and financial position.

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

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, Curtis A. Sampson, and Chief Financial Officer, Charles A, Braun, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)      Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------



                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of the Shareholders of the Registrant was held on May 21, 2003 in Eden Prairie, MN. The total number of shares outstanding and entitled to vote at the meeting was 3,473,029 of which 2,930,221 were present either in person or by proxy. Shareholders re-elected board members Paul A. Hoff, Luella Gross Goldberg and Gerald D. Pint to three-year terms expiring at the 2006 Annual Meeting of Shareholders.
                                                 In Favor           Abstaining
   Paul A. Hoff                                 2,912,159               18,062
   Luella Gross Goldberg                        2,912,109               18,112
   Gerald D. Pint                               2,912,009               18,212

Board members continuing in office are Curtis A. Sampson, Steven H. Sjogren and Ronald J. Bach (whose terms expire at the 2005 Annual Meeting of Shareholders) and James O. Ericson, Paul N. Hanson and Wayne E. Sampson (whose terms expire at the 2004 Annual Meeting of Shareholders).

Shareholders approved an amendment to the Company's 1999 Stock Plan increasing the number of shares available for awards under the plan from 300,000 to 600,000. The vote to approve the plan was 1,223,444 in favor, 359,226 against and 7,950 abstaining.

Shareholders approved the Company's 2003 Employee Stock Purchase Plan which authorizes the Company to issue up to 100,000 shares of common stock to employees, who contribute a percentage of their payroll to the plan and receive the stock at a discounted price. The vote to approve the plan was 1,271,864 in favor, 311,846 against and 6,910 abstaining.

Shareholders defeated a shareholder proposal that would have eliminated the Company's Rights Plan. Rights Plans are also known as poison pills and are used by companies as a defense against unsolicited takeovers. 428,346 shares voted in favor of the proposal to eliminate the Rights Plan, 1,126,846 shares voted against and 35,428 shares abstained.

Item 5.  Not applicable

Item 6(a).  Exhibits

The following exhibits are included herein:

11   Calculation of Earnings Per Share
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USCss.1350).

Item 6(b).  Reports on Form 8-K.

On May 14, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its first quarter 2003 earnings release to shareholders.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            Hector Communications Corporation

                                            By  /s/Curtis A. Sampson
                                              ------------------------
                                              Curtis A. Sampson
Date:  August 14, 2003                        Chief Executive Officer

                                            By  /s/Charles A. Braun
                                              ------------------------
                                              Charles A. Braun
Date:  August 14, 2003                        Chief Financial Officer

                                                                                                                         EXHIBIT 11

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CALCULATION OF EARNINGS PER SHARE

                                                                Three Months Ended June 30             Six Months Ended June 30
Basic:                                                              2003               2002                2003               2002
-------                                                       -----------      -------------       -------------      -------------

Income before cumulative effect of change in
  accounting principle                                        $ 1,568,035      $     737,705       $   2,694,553      $   1,822,430
Cumulative effect of accounting change                                                                                   (3,146,569)
                                                              -----------      -------------       -------------      -------------
Net income (loss)                                             $ 1,568,035      $     737,705       $   2,694,553      $  (1,324,139)
                                                              ===========      =============       =============      =============

Common shares:

  Weighted average number of common shares outstanding          3,480,858          3,511,737           3,475,423          3,502,896
                                                              -----------      -------------       -------------      -------------


Net income (loss) per common share:
  Before cumulative effect of change in accounting principle  $       .45      $         .21       $         .78      $         .52
  Cumulative effect of accounting change                                                                     .00               (.90)
                                                              -----------      -------------       -------------      -------------
                                                              $       .45      $         .21       $         .78      $        (.38)
                                                              ===========      =============       =============      =============

Diluted:
-------------

Income before cumulative effect of change in
  accounting principle                                        $ 1,568,035      $     737,705       $   2,694,553      $   1,822,430
Cumulative effect of accounting change                                                                         0         (3,146,569)
                                                              -----------      -------------       -------------      -------------
Net income (loss)                                             $ 1,568,035      $     737,705       $   2,694,553      $  (1,324,139)
                                                              ===========      =============       =============      =============

Common and common equivalent shares:

  Weighted average number of common shares outstanding          3,480,858          3,511,737           3,475,423          3,502,896
  Dilutive effect of convertible preferred shares outstanding     220,100            220,100             220,100            220,100
  Dilutive effect of stock options outstanding after
     application of treasury stock method                          56,805             69,637              51,994             87,266
  Dilutive effect of Employee Stock
    Purchase Plan shares subscribed                                 6,428              1,506               6,223              1,833
                                                              -----------      -------------       -------------      -------------
                                                                3,764,191          3,802,980           3,753,740          3,812,095
                                                              ===========      =============       =============      =============

Diluted net income (loss) per share:
  Before cumulative effect of change in accounting principle  $       .42      $         .19       $         .72      $         .48
  Cumulative effect of accounting change                                                                     .00               (.83)
                                                              -----------      -------------       -------------      -------------
                                                              $       .42      $         .19       $         .72      $        (.35)
                                                              ===========      =============       =============      =============

                                                                    Exhibit 31.1
                                                                    ------------
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                      Chief Executive Officer Certification

I, Curtis A. Sampson certify that:
1. I have reviewed this Form 10-Q of Hector Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                     By  /s/Curtis A. Sampson
                                                       ------------------------
                                                       Curtis A. Sampson
Date:  August 14, 2003                                 Chief Executive Officer

                                                                    Exhibit 31.2
-                                                                   ------------
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Chief Financial Officer Certification

I, Charles A. Braun, certify that:

1. I have reviewed this Form 10-Q of Hector Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                      By  /s/Charles A. Braun
                                                        -----------------------
                                                        Charles A. Braun
Date:  August 14, 2003                                  Chief Financial Officer

                                                                     Exhibit 32
                                                                     -----------
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                  Certification

The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 14, 2003                                /s/ Curtis A. Sampson
                                                      ----------------------
                                                      Chief Executive Officer


Date:  August 14, 2003                                /s/ Charles A. Braun
                                                      ----------------------
                                                      Chief Financial Officer