Form 10-Q/A
period 2003-06-30
HECTOR COMMUNICATIONS CORP
filed 2003-09-30
CIK 863437

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
                          -------

                        HECTOR COMMUNICATIONS CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                              41-1666660
.................................................................................
(State or other jurisdiction of                             (Federal Employer
 incorporation or organization)                              Identification No.)

  211 South Main Street, Hector, MN                                  55342
.................................................................................
(Address of principal executive offices)                          (Zip Code)

                                 (320) 848-6611
.................................................................................
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [ X ]  NO [   ]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). YES [   ]  NO [ X ]

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
         $.01 per share

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the originally filed Form 10-Q has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              *

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                          *

         Item 4.  Controls and Procedures                                3

Part II.  Other Information
Signatures                                                               4

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share                  *
         Exhibit 31.1 - Certification Pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002                   5
         Exhibit 31.2 - Certification Pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002                   6
         Exhibit 32 - Certification pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002                     7


*Previously Filed

Item 4.  Controls and Procedures

The Company, with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company's reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. Subsequent to completion of the evaluation process, there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders (Previously filed)

Item 5.  Not applicable

Item 6(a).  Exhibits

11   Calculation of Earnings Per Share (previously filed)
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USCss.1350).


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

                                               Hector Communications Corporation

                                               By  /s/ Curtis A. Sampson
                                                   ----------------------------
                                                   Curtis A. Sampson
Date:  September 29, 2003                          Chief Executive Officer

                                               By  /s/ Charles A. Braun
                                                   ----------------------------
                                                   Charles A. Braun
Date:  September 29, 2003                          Chief Financial Officer

                                                                    Exhibit 31.1
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      Chief Executive Officer Certification

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

                                               By  /s/Curtis A. Sampson
                                                  ------------------------------
                                                  Curtis A. Sampson
Date:  September 29, 2003                         Chief Executive Officer

                                                                    Exhibit 31.2
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                      Chief Financial Officer Certification

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

                                               By  /s/Charles A. Braun
                                                  -----------------------------
                                                  Charles A. Braun
Date:  September 29, 2003                         Chief Financial Officer

                                                                      Exhibit 32
               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                                  Certification

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

Date:  September 29, 2003                      /s/ Curtis A. Sampson
                                               --------------------------------
                                               Chief Executive Officer


Date:  September 29, 2003                      /s/ Charles A. Braun
                                               ---------------------------------
                                               Chief Financial Officer