Form 10-Q
period 2003-09-30
HECTOR COMMUNICATIONS CORP
filed 2003-11-19
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number:   001-13891

HECTOR COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1666660
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

211 South Main Street, Hector, MN	55342
(Address of principal executive offices)	(Zip Code)

(320) 848-6611
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒      NO  ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at October 31, 2003
Common Stock, par value	3,504,989
$.01 per share

Total Pages (27)

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30 2003	December 31 2002

Assets:

Current assets:
Cash and cash equivalents	$15,565,965	$12,020,186
Construction fund	3,633,473	662,232
Accounts receivable, net	3,675,895	4,819,174
Materials, supplies and inventories	1,210,808	1,175,587
Other current assets	431,785	231,685

Total current assets	24,517,926	18,908,864

Property, plant and equipment	97,599,291	115,546,596
less accumulated depreciation	(53,587,902)	(58,880,798)

Net property, plant and equipment	44,011,389	56,665,798

Other assets:
Excess of cost over net assets acquired, net	31,691,927	49,074,993
Investment in Midwest Wireless Holdings, LLC	13,352,542	16,232,707
Investment in other unconsolidated affiliates	2,664,125	4,373,597
Other investments	6,444,798	8,818,502
Other assets	438,103	411,499

Total other assets	54,591,495	78,911,298

Total Assets	$123,120,810	$154,485,960

Liabilities and Stockholders’ Equity:

Current liabilities:
Notes payable and current portion of long-term debt	$6,127,300	$7,364,600
Accounts payable	1,644,320	2,523,878
Accrued expenses	2,609,823	2,422,986
Income taxes payable	714,263	879,417

Total current liabilities	11,095,706	13,190,881

Long-term debt, less current portion	59,640,204	75,147,560
Deferred investment tax credits	13,637	27,554
Deferred income taxes	4,989,225	5,866,754
Deferred compensation	651,389	976,179
Minority stockholders interest in Alliance Telecommunications Corp.		17,027,697

Stockholders’ Equity	46,730,649	42,249,335

Total Liabilities and Stockholders’ Equity	$123,120,810	$154,485,960

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Revenues from continuing operations:
Local network	$1,575,132	$1,525,318	$4,585,055	$4,433,293
Network access	3,999,965	4,319,127	12,088,907	11,635,319
Video services	860,123	959,921	2,733,620	2,742,782
Internet services	699,862	502,956	1,942,061	1,434,744
Other nonregulated services	971,506	991,505	2,844,352	2,819,480

Total revenues	8,106,588	8,298,827	24,193,995	23,065,618

Costs and expenses:
Plant operations, excluding depreciation	1,044,727	888,268	3,540,175	2,788,744
Customer operations	347,440	449,089	1,150,323	1,434,148
Other operating expenses:
Operating taxes	90,909	84,395	283,261	213,434
Video service expenses	779,479	679,141	2,126,974	2,118,369
Internet expenses	372,215	304,714	696,029	800,776
Other	197,853	298,040	900,947	996,837
General and administrative	1,174,711	1,016,371	3,794,564	3,296,068
Depreciation and amortization	1,978,940	1,950,069	5,929,328	5,823,218

Total costs and expenses	5,986,274	5,670,087	18,421,601	17,471,594

Operating income from continuing operations	2,120,314	2,628,740	5,772,394	5,594,024

Other income and (expenses):
Interest expense	(961,574)	(897,167)	(2,730,426)	(2,623,250)
Interest and dividend income	51,455	56,090	186,921	168,274
Income (loss) from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	596,331	641,727	1,903,090	1,834,513
Other unconsolidated affiliates	(30,556)	70,242	(75,904)	4,999
Gain on sale of cable television systems			1,080,723

Other income (expense), net	(344,344)	(129,108)	364,404	(615,464)

Income from continuing operations before income taxes and minority interest	1,775,970	2,499,632	6,136,798	4,978,560

Income tax expense	768,000	1,005,000	2,447,000	2,002,000

Income from continuing operations before minority interest	1,007,970	1,494,632	3,689,798	2,976,560

Minority interest in continuing operations of Alliance Telecommunications Corporation		(408,059)	(659,624)	(770,019)

Income from continuing operations	1,007,970	1,086,573	3,030,174	2,206,541

Discontinued operations:
Income from operations of asset group distributed in split-up of Alliance Telecommunications Corporation, net of income taxes		356,216	988,748	1,389,249
Minority interest in discontinued operations of Alliance Telecommunications Corporation		(113,989)	(316,399)	(444,560)
Gain on split-up of Alliance Telecommunications Corp. net of income taxes	209,505		209,505

Income from discontinued operations	209,505	242,227	881,854	944,689

Income before cummulative effect of change in accounting principle	1,217,475	1,328,800	3,912,028	3,151,230

Cumulative effect of change in accounting principle, net of income taxes and minority interest				(3,146,569)

Net income	$1,217,475	$1,328,800	$3,912,028	$4,661

Basic net income (loss) per share:
Before cumulative effect of change in accounting principle:
Continuing operations	$.29	$.31	$.87	$.63
Discontinued operations	.06	.07	.25	.27

	.35	.38	1.12	.90
Cumulative effect of change in accounting principle				(.90)

	$.35	$.38	$1.12	$—

Diluted net income (loss) per share:
Before cumulative effect of change in accounting principle
Continuing operations	$.27	$.29	$.81	$.58
Discontinued operations	.05	.06	.23	.25

	.32	.35	1.04	.83
Cumulative effect of change in accounting principle				(.83)

	$.32	$.35	$1.04	$—

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$1,217,476	$1,328,800	$3,912,029	$4,661

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	64,809	(29,803)	115,246	(281,839)

Other comprehensive income (loss) before income taxes and minority interest	64,809	(29,803)	115,246	(281,839)
Income tax benefit related to unrealized holding gains (losses) on marketable securities	22,141	(11,920)	42,331	(112,735)
Minority interest in other comprehensive income (loss) of Alliance Telecommunications Corporation		(741)		(42,561)

Other comprehensive income (loss)	42,668	(17,142)	72,915	(126,543)

Comprehensive income (loss)	$1,260,144	$1,311,658	$3,984,944	$(121,882)

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

							Accumulated Other Comprehensive Income (Loss)	Total
					Additional Paid-in Capital
	Preferred Stock		Common Stock			Retained Earnings
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	220,100	$220,100	3,455,067	$34,551	$13,262,969	$28,742,832	$(11,117)	$42,249,335
Net income						3,912,028		3,912,028
Issuance of common stock to ESOP			11,000	110	139,040			139,150
Issuance of common stock under Employee Stock Purchase Plan			15,685	157	131,166			131,323
Issuance of common stock under Employee Stock Option Plan			23,463	234	237,175			237,409
Purchase and retirement of common stock			(676)	(7)	(2,641)	(8,863)		(11,511)
Change in unrealized gains on marketable securities, net of deferred taxes							72,915	72,915
BALANCE AT SEPTEMBER 30, 2003	220,100	$220,100	3,504,539	$35,045	$13,767,709	$32,645,997	$61,798	$46,730,649

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30
	2003	2002

Cash Flows from Operating Activities:
Net income	$3,912,028	$4,661
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash cumulative effect of change in accounting principle		3,146,569
Minority interest in earnings of Alliance Telecommunications Corporation	976,023	1,214,579
Gain on split-up of Alliance Telecommunications Corporation	(348,505)
Gain on sales of cable television systems	(1,080,723)
Depreciation and amortization	6,871,481	7,246,478
Income from Midwest Wireless Holdings, LLC	(2,288,349)	(2,375,475)
Cash distributions from Midwest Wireless Holdings, LLC	668,018	598,443
Income from other unconsolidated affiliates	(100,714)	(160,647)
Cash distributions other unconsolidated affiliates	21,073
Changes in assets and liabilities net of effects of discontinued operations:
Accounts receivable	125,513	(578,588)
Materials, supplies and inventories	(202,260)	(464,362)
Other current assets	(210,844)	(116,373)
Accounts payable	(292,855)	330,014
Accrued expenses	918,635	211,005
Income taxes payable	533,544	(175,681)
Deferred investment credits	(13,917)	(29,812)
Deferred taxes	90,230
Deferred compensation	(16,307)	2,219

Net cash provided by operating activities	9,562,071	8,853,030

Cash Flows from Investing Activities:
Capital expenditures, net	(2,935,042)	(6,708,279)
Increase in construction fund	(2,971,244)	(784,713)
Proceeds from sales of cable television systems	1,665,782
Investments in other unconsolidated affiliates	154,987
Purchases of other investments	(206,764)
Proceeds from other investments	1,294,720	22,384
Increase in other assets	(154,785)	(29,063)
Cash transferred in split-up of Alliance Telecommunications Corporation	(5,214,465)

Net cash used in investing activities	(8,366,811)	(7,499,671)

Cash Flows from Financing Activities:
Repayment of long-term debt	(30,686,054)	(3,633,090)
Proceeds from issuance of notes payable and long-term debt	32,679,352	888,176
Issuance of common stock	368,732	294,108
Purchase of stock	(11,511)	(242,585)

Net cash provided by (used in) financing activities	2,350,519	(2,693,391)

Net Increase (Decrease) in Cash and Cash Equivalents	3,545,779	(1,340,032)
Cash and Cash Equivalents at Beginning of Period	12,020,186	13,083,481

Cash and Cash Equivalents at End of Period	$15,565,965	$11,743,449

Supplemental disclosures of cash flow information:
Interest paid during the period	$3,477,999	$3,567,065
Income taxes paid during the period	2,692,735	3,065,493

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The balance sheet and statement of stockholders’ equity as of September 30, 2003 and the statements of income, comprehensive income (loss) and cash flows for the periods ended September 30, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report to Shareholders.  The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

The consolidated financial statements include the accounts of Hector Communications Corporation and its wholly and majority owned subsidiaries.  All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries.  These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period.  The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements.  Actual results could differ from those estimates. The Company’s financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

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

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations.  Investment tax credits have been deferred and are included in income over the estimated useful lives of the related assets.  The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes.

The Company’s operating results for the current and prior periods have been restated pursuant to the discontinued operations rules of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to reflect the effects of the split-up of Alliance Telecommunications Corporation.  Certain other amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

STOCK COMPENSATION

The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors.  If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows:

Three Months Ended September 30

2003

2002

Net income as reported

$

1,217,475

$

1,328,800

Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(122,306)	(127,606)

Pro forma net income

$

1,095,169

$

1,201,194

Basic net income per share:

As reported

$

.35

$

.38

Pro forma

$

.31

$

.34

Diluted net income per share:

As reported

$

.32

$

.35

Pro forma

$

.29

$

.32

	Nine Months Ended September 30
	2003	2002

Net income as reported

$

3,912,028

$

4,661

Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(386,940)	(372,749)

Pro forma net income (loss)

$

3,525,088

$

(368,088

)

Basic net income (loss) per share:

As reported

$

1.12

$

—

Pro forma

$

1.01

$

(.11

)

Diluted net income (loss) per share:

As reported

$

1.04

$

—

Pro forma

$

.94

$

(.11

)

SPLIT-UP OF ALLIANCE TELECOMMUNICATIONS CORPORATION

The Company completed the Alliance split-up transactions on July 7, 2003.  In the split-up, Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota (“Golden West”) exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Alliance Communications Cooperative, Inc. of Garretson, South Dakota (“ACCI”) exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless

Holdings, LLC and certain other Alliance assets. The effect of the split-up transaction on recorded assets and liabilities at the split-up date was as follows:

Fair value of net assets transferred in split-up transactions		$12,351,908
Gain on split-up transaction		(348,505)
Noncash change in recorded assets and liabilities:
Property, plant and equipment	$(9,339,881)
Excess of cost over net assets acquired	(13,315,447)
Investment in Midwest Wireless Holdings, LLC	(4,500,496)
Investments in other unconsolidated affiliates	(1,634,126)
Other investments	(2,209,494)
Other assets	(122,635)
Noncash current assets	(1,116,302)
Current liabilities	3,597,049
Long-term debt, less current portion	17,018,954
Deferred income taxes	1,387,994
Deferred compensation	308,483
Minority stockholders interest in Alliance Telecommunications Corp. net assets transferred	3,136,963	(6,788,938)
Cash transferred in split-up transactions		$5,214,465

Summarized balance sheet information for the discontinued operations that was included in the balance sheet at December 31, 2002 was as follows:

Cash	$2,428,061
Other current assets	1,466,404
Property, plant and equipment, net	10,021,081
Excess of cost over net assets acquired, net	13,315,437
Investment in Midwest Wireless Holdings, LLC	4,262,316
Investments in other unconsolidated affiliates	1,443,496
Other investments	2,502,593
Other assets	121,637
Current liabilities	(2,398,771)
Long-term debt	(17,583,631)
Deferred compensation	(312,377)
Deferred taxes	(1,387,286)
Net assets	$13,878,960

Operating results for the discontinued operations in the respective periods of 2003 and 2002 were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2002	2003	2002
Revenues	$2,136,751	$4,750,877	$6,786,003
Operating costs and expenses	1,414,467	2,919,858	4,365,992
Operating income	722,284	1,831,019	2,420,011

Other income and (expenses):
Interest expense	(326,834)	(680,059)	(947,484)
Interest and dividend income	21,762	45,911	78,112
Income (loss) from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	213,238	385,259	540,669
Other unconsolidated affiliates	(16,234)	176,618	155,941
Other expense, net	(108,068)	(72,271)	(172,762)

Income before income taxes and minority interest	614,216	1,758,748	2,247,249

Income tax expense	258,000	770,000	858,000

Income before minority interest	356,216	988,748	1,389,249

Minority interest in discontinued operations of Alliance Telecommunications Corporation	(113,989)	(316,399)	(444,560)

Income from discontinued operations	$242,227	$672,349	$944,689

The Company accounted for this transaction using the purchase method specified in paragraph 14 of SFAS 141, “Business Combinations”.  The Company recognized a gain on the transaction to the extent that the fair value of the assets transferred to Golden West and ACCI exceeded book value.   The gain was recorded as follows:

Fair value of the Company’s 68% ownership interest in assets and liabilities transferred to Golden West and ACCI in split-up transaction	$12,351,908
Less: Recorded value of assets and liabilities transferred to Golden West and ACCI in split-up transaction	(12,003,403)

Gain on disposal before income taxes

348,505

Deferred income tax expense

(139,000

)

Net gain

$

209,505

The acquisition of the minority interest in Alliance’s continuing operations was recorded as follows:

Fair value of the Company’s 68% ownership interest in assets and liabilities transferred to Golden West and ACCI in split-up transaction	$12,351,908
Less: Recorded value of minority interest in assets and liabilities of continuing operations, excluding goodwill	(3,866,902)

Excess of fair value over book value

$

8,485,006

Excess of fair value over book value allocated to plant assets, net of related deferred taxes	$576,000
Excess of fair value over book value allocated to goodwill	7,909,006

The allocation of the excess fair value is based on management’s best estimate, pending appraisal results.

Immediately prior to the split-up Sioux Valley Telephone Company and Hills Telephone Company paid dividends to Alliance of totaling $12,849,000. The dividend proceeds were used to repay the share of Alliance’s acquisition loan from CoBank that had been internally allocated to Hills and Sioux Valley. Concurrent with the split-up, the balance of Alliance’s debt to CoBank and the balance of the Company’s debt to Rural Telephone Finance Cooperative ($3,047,000 at June 30, 2003) were retired using proceeds from a new $26,813,000, ten year term loan from CoBank to Hector Communications Corporation.  The loan is secured by a pledge of the stock of all of the Company’s subsidiary companies.  Interest rates on long-term portions of the loan are fixed for periods ranging from one to ten years, while the current portion floats at short-term market rates. The average rate on the total loan was approximately 6.2% at September 30, 2003.  Principal payments begin in October 2003.

GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis.

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

For 2003, the Company performed its annual impairment test of goodwill during the third quarter.  The determined fair value was sufficient to pass the impairment test, and no impairment was recorded. Changes in the Company’s goodwill and intangible assets by segment are as follows:

	Hector	Alliance	Consolidated
Goodwill:
Balance December 31, 2002	$395,274	$48,679,719	$49,074,993
Cable television system sales		(970,673)	(970,673)
Split-up of Alliance:
Goodwill included in discontinued operations		(13,315,437)	(13,315,437)
Goodwill eliminated from minority interest acquired		(11,005,952)	(11,005,952)
Excess fair value allocated to goodwill in acquisition of minority interest		7,909,006	7,909,006
Balance September 30, 2003	$395,274	$31,296,653	$31,691,927

Intangible assets and other assets:

	Hector		Alliance
	Intangible Assets	Other Assets	Intangible Assets	Other Assets	Consolidated
Balance December 31, 2002	$8,393	$—	$98,358	$304,748	$411,499
Additions		167,845			167,845
Disposals				(13,361)	(13,361)
Amortization	(1,489)	(3,756)			(5,245)
Split-up of Alliance				(122,635)	(122,635)
Balance September 30, 2003	$6,904	$164,089	$98,358	$168,752	$438,103

MIDWEST WIRELESS HOLDINGS, LLC

At September 30, 2003 the Company owned 8.0% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The investment is recorded on the equity method of accounting, which reflects original cost and recognition of the Company’s share of income or losses.  Income from this investment included in continuing operations was $1,903,000 and $1,835,000 in the nine-month periods ended September 30, 2003 and 2002, respectively. Cash distributions received by continuing operations from Midwest Wireless were $668,000 and $598,000 in the same respective periods.

Discontinued operations of the Company include a 2.4% ownership interest in Midwest Wireless Holdings, LLC.  Income from this investment included in discontinued operations was $385,000 and $541,000 in the nine-month periods ended September 30, 2003 and 2002, respectively.

Income statement information for Midwest Wireless Holdings, LLC for the three-month and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

2003

2002

2003

2002

Revenues

$

47,179,981

$

42,602,656

$

128,747,231

$

120,274,825

Expenses

(38,720,993

)

(33,416,039

)

(101,928,041

)

(94,538,314

)

Minority Interest	(939,777)	(1,070,830)	(3,030,569)	(3,008,749)
Net income	7,519,211	8,119,787	23,788,621	22,727,762

SALES OF CABLE TELEVISION SYSTEMS

Alliance completed sales of two groups of cable television systems during the second quarter of 2003.  Effective April 30, 2003, Alliance sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000.  Effective June 2, 2003, Alliance sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND – Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash (including $80,000 of escrowed funds).

Effect of the asset sales was as follows:
Sales Price	$2,395,032
Less: Property, plant and equipment (net)	(343,636)
Less: Intangible assets (goodwill)	(970,673)
Gain on sale of cable assets	$1,080,723

SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its subsidiaries and Alliance Telecommunications Corporation and its subsidiaries. Segment information has been restated to present continuing operations.

	Hector	Alliance	Consolidated
Nine Months Ended September 30, 2003
Revenues	$7,461,805	$16,732,190	$24,193,995
Costs and expenses	6,123,602	12,297,999	18,421,601
Operating income	1,338,203	4,434,191	5,772,394
Interest expense	(643,424)	(2,087,002)	(2,730,426)
Interest and dividend income	50,656	136,265	186,921
Gain on sale of cable television systems		1,080,723	1,080,723
Income from Midwest Wireless Holdings LLC	713,659	1,189,431	1,903,090
Income (loss) from unconsolidated affiliates	28,855	(104,759)	(75,904)
Income before income taxes and minority interest	$1,487,949	$4,648,849	$6,136,798
Depreciation and amortization	$2,294,524	$3,634,804	$5,929,328
Total assets	$31,637,876	$91,482,934	$123,120,810
Capital expenditures
Continuing operations	$928,425	$1,749,722	$2,678,147
Discontinued operations		256,895	256,895
	$928,425	$2,006,617	$2,935,042

Nine Months Ended September 30, 2002
Revenues	$7,089,140	$15,976,478	$23,065,618
Costs and expenses	6,241,710	11,229,884	17,471,594
Operating income	847,430	4,746,594	5,594,024
Interest expense	(691,334)	(1,931,916)	(2,623,250)
Interest and dividend income	78,235	90,039	168,274
Income from Midwest Wireless Holdings LLC	684,969	1,149,544	1,834,513
Income (loss) from unconsolidated affiliates	30,950	(25,951)	4,999
Income before income taxes and minority interest	$950,250	$4,028,310	$4,978,560
Depreciation and amortization	$2,326,433	$3,496,785	$5,823,218
Total assets
Continuing operations	$31,238,176	$89,282,403	$120,520,579
Discontinued operations		34,795,758	34,795,758
	$31,238,176	$124,078,161	$155,316,337
Capital expenditures
Continuing operations	$1,692,128	$4,238,226	$5,930,354
Discontinued operations		777,925	777,925
	$1,692,128	$5,016,151	$6,708,279

	Hector	Alliance	Consolidated
Three Months Ended September 30, 2003
Revenues	$2,508,276	$5,598,312	$8,106,588
Costs and expenses	2,087,458	3,898,816	5,986,274
Operating income	420,818	1,699,496	2,120,314
Interest expense	(197,104)	(764,470)	(961,574)
Interest and dividend income	11,260	40,195	51,455
Income from Midwest Wireless Holdings LLC	225,577	370,754	596,331
Income (loss) from unconsolidated affiliates	(105)	(30,451)	(30,556)
Income before income taxes	$460,446	$1,315,524	$1,775,970
Depreciation and amortization	$767,520	$1,211,420	$1,978,940
Capital expenditures	$325,293	$889,311	$1,214,604

Three Months Ended September 30, 2002

Revenues	$2,335,483	$5,963,344	$8,298,827
Costs and expenses	2,021,667	3,648,420	5,670,087
Operating income	313,816	2,314,924	2,628,740
Interest expense	(231,162)	(666,005)	(897,167)
Interest and dividend income	26,860	29,230	56,090
Income from Midwest Wireless Holdings LLC	246,445	395,282	641,727
Income from unconsolidated affiliates	9,488	60,754	70,242
Income before income taxes and minority interest	$365,447	$2,134,185	$2,499,632
Depreciation and amortization	$775,476	$1,174,593	$1,950,069
Capital expenditures
Continuing operations	$1,144,475	$1,933,792	$3,078,267
Discontinued operations		284,351	284,351
	$1,144,475	$2,218,143	$3,362,618

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hector Communications Corporation (“HCC” or “Company”) is a telecommunications holding company which, through its subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

At September 30, 2003 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 30,063 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides cable television service to 9,102 subscribers in Minnesota and Wisconsin.

The Company completed the Alliance Telecommunications Corporation split-up transactions on July 7, 2003.  In the split-up, Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota (“Golden West”) exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Alliance Communications Cooperative, Inc. of Garretson, South Dakota (“ACCI”) exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets.  (See “Split-up of Alliance Telecommunications Corporation” below.)  The disclosures in the management’s discussion for prior periods have been restated to reflect the Company’s continuing operations.

Nine Months Ended September 30, 2003 Compared to
Nine Months Ended September 30, 2002

Revenues from continuing operations increased to $24,194,000 in 2003 from $23,066,000 in 2002. The revenue breakdown by operating group was as follows:

	Hector		Alliance
	2003	2002	2003	2002
Local network	$1,283,101	$1,207,839	$3,301,954	$3,225,454
Network access	3,841,435	3,859,226	8,247,472	7,776,093
Nonregulated activities:
Video services	1,235,691	1,179,676	1,497,929	1,563,106
Internet	506,424	343,953	1,435,637	1,090,791
Other	595,154	498,446	2,249,198	2,321,034
	$7,461,805	$7,089,140	$16,732,190	$15,976,478

Local network revenues increased $152,000 or 3%.  The increase was primarily due to increased revenues from CLASS service features (which include caller identification, call-waiting, call forwarding and other related services) and custom calling.  The Company increased the rates charged for these services during the 2003 period.  Access lines served were 30,063 at September 30, 2003, a decrease of 1% from September, 2002.  The number of access lines the Company serves fell due to the reduced number of second lines being used for dial-up internet service and increased substitution of cellular phones for landline phones by customers.

Network access revenues increased $454,000 or 4%.  Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Establishment of reserves for the bankruptcy losses negatively impacted access revenues in 2002.

Revenues from video (cable television) services declined $9,000. Video service revenues in 2003 were reduced by the sales of seven systems serving 2,080 subscribers during the June 30 quarter.   Revenues from internet services increased $507,000 or 35%.  Revenues increased due to the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN exchange. This equipment makes it possible to deliver voice, video and high speed Internet services to the customer over the same circuit. At September 30, 2003 the Company had 2,425 digital subscriber line (“DSL”) customers and 7,692 dial-up internet customers, compared to 1,437 DSL customers and 7,796 dial-up customers in September 2002. Nonregulated revenues from all other sources increased $25,000 or 1%.

Consolidated operating costs and expenses were $18,422,000 in 2003 compared to $17,472,000 in 2002. Costs and expenses by operating group were as follows:

	Hector		Alliance
	2003	2002	2003	2002
Plant operations, excluding
depreciation and amortization	$1,095,966	$1,156,599	$2,444,209	$1,632,145
Customer operations	293,346	288,696	856,977	1,145,452
Other operating expenses:
Operating taxes	103,697	123,438	179,564	89,996
Video services	901,806	861,239	1,225,168	1,257,130
Internet	225,178	153,408	470,851	647,368
Other	209,890	172,311	691,057	824,526
General and administrative	999,195	1,159,586	2,795,369	2,136,482
Depreciation and amortization	2,294,524	2,326,433	3,634,804	3,496,785
	$6,123,602	$6,241,710	$12,297,999	$11,229,884

Consolidated plant operations expenses increased $751,000 or 27% due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Customer operations expenses decreased $284,000 or 20% due to employee headcount reductions. Video service expenses were flat as higher fees from program suppliers offset expense savings from system sales. Internet expenses decreased $104,000 or 13% due to lower fees from “backbone” suppliers.  General and administrative expenses increased $498,000 or 15% due to expenses incurred in breaking up Alliance.  Depreciation expense increased $106,000 or 2% due to depreciation on new plant additions. Operating income from continuing operations increased 3% to $5,772,000.

Interest expenses increased $107,000 due to charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank.  Interest and dividend income increased $19,000 due to the increase in cash balances available for investment. Income from the Company’s investment in Midwest Wireless Holdings, LLC increased 4% to $1,903,000.  Losses from other unconsolidated investments were $76,000 in 2003 compared to income of $5,000 in 2002.  The Company recorded gains on sales of cable television systems totaling $1,081,000 in the 2003 period.

Income from continuing operations before income taxes and minority interest increased to $6,137,000 in 2003 from $4,979,000 in 2002. Income tax expense increased to $2,447,000 in 2003 from $2,002,000 in 2002.  Income before minority interest in Alliance’s earnings increased to $3,690,000 in 2003 from $2,977,000 in 2002.  Minority interests in earnings of Alliance from continuing operations in the first six months of 2003 were $660,000. Minority interests in earnings of Alliance from continuing operations in the nine months of 2002 were $770,000.  Income from continuing operations increased to $3,030,000 compared to $2,207,000 in 2002.

Income from discontinued operations before minority interest and gain on the split-up transaction in 2003 was $989,000.  Minority interests in those earnings were $316,000.  Income from discontinued operations in the 2002 nine-month period was $1,389,000.  Minority interests in those earnings were $445,000.  The Company recorded a gain, net of income taxes, of $210,000 on the Alliance breakup transactions.  In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest.  The Company had net income of $3,912,000 in 2003 compared to $5,000 in 2002.

Three Months Ended September 30, 2003 Compared to
Three Months Ended September 30, 2002

Revenues from continuing operations decreased to $8,107,000 in 2003 from $8,299,000 in 2002. Revenues by operating group were as follows:

	Hector		Alliance
	2003	2002	2003	2002
Local network	$452,429	$410,014	$1,122,703	$1,115,304
Network access	1,252,719	1,241,324	2,747,246	3,077,803
Nonregulated activities:
Video services	407,512	420,788	452,611	539,133
Internet	185,847	121,766	514,015	381,190
Other	209,769	141,591	761,737	849,914
	$2,508,276	$2,335,483	$5,598,312	$5,963,344

Local service revenues increased $50,000 or 3%.  The increase was primarily due to increased revenues from CLASS service features and custom calling.  The Company increased the rates charged for these services during the first quarter of 2003. Network access revenues decreased $319,000 or 7%.  The decrease reflects the increasing shift in telephone traffic from the wireline to wireless telephone network.  Wireless carriers that access the Company’s telephone network pay much lower fees than wireline carriers.

Revenues from video services declined $100,000 or 10%. Video service revenues in 2003 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter.   Revenues from internet services increased $197,000 or 39%.  Revenues increased due to the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN exchange, which has greatly increased the number of customers using DSL services.  Nonregulated revenues from all other sources decreased $20,000 or 2% due to lower fees from engineering services.

Operating costs and expenses were $5,986,000 in 2003 compared to $5,670,000 in 2002. Costs and expenses by operating group were as follows:

	Hector		Alliance
	2003	2002	2003	2002
Plant operations, excluding depreciation and amortization	$364,569	$377,563	$680,158	$510,705
Customer operations	92,672	92,962	254,768	356,127
Other operating expenses:
Operating taxes	27,669	49,196	63,240	35,199
Video services	364,800	296,103	414,679	383,038
Internet	81,840	58,133	290,375	246,581
Other	97,148	7,715	100,705	290,325
General and administrative	291,240	364,519	883,471	651,852
Depreciation and amortization	767,520	775,476	1,211,420	1,174,593
	$2,087,458	$2,021,667	$3,898,816	$3,648,420

Plant operations expenses increased $156,000 or 18% due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Customer operations expenses decreased $102,000 or 23% due to employee headcount reductions. Other operating expenses increased $74,000 or 5% due to higher programming fees for video services and higher internet operating expenses. General and administrative expenses increased $158,000 or 16% due to expenses incurred in breaking up Alliance.  Depreciation expense increased $29,000 due to depreciation on new plant additions. Operating income from continuing operations decreased 19% to $2,120,000.

Interest expenses increased $64,000 due to charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank.  Interest and dividend income decreased $5,000 due to lower rates of return on invested cash balances.  Income from the Company’s investment in Midwest Wireless Holdings, LLC decreased 7% to $596,000.  Losses from other unconsolidated investments were $31,000 in 2003 compared to income of $70,000 in 2002.

Income from continuing operations before income taxes and minority interest decreased to $1,776,000 in 2003 from $2,500,000 in 2002. Income tax expense was $768,000 in 2003 compared to $1,005,000 in 2002. Income before minority interest in Alliance’s earnings decreased to $1,008,000 in 2003 from $1,495,000 in 2002.  Minority interests in earnings of Alliance’s continuing operations were $408,000 in 2002.  Income from continuing operations decreased to $1,008,000 in 2003 from $1,087,000 in 2002.

Income from discontinued operations before minority interest in the third quarter of 2002 was $356,000.  Minority interests in those earnings were $114,000. In the 2003 period the Company recorded a gain, net of income taxes, of $210,000 on the Alliance breakup transactions. The Company had net income of $1,217,000 in 2003 compared to $1,329,000 in 2002.

Liquidity and Capital Resources

Cash flows from consolidated operating activities (including the activities of discontinued operations up to the split-up date) for the nine-month periods were $9,562,000 and $8,853,000 in 2003 and 2002, respectively.  At September 30, 2003, the Company’s cash and cash equivalents totaled $15,566,000 compared to $12,020,000 at December 31, 2002.  Working capital at September 30, 2003 was $13,422,000 compared to $5,718,000 at December 31, 2002.  The current ratio was 2.2 to 1 at September 30, 2003.

The improvement in the Company’s working capital and current ratio at September 30 was due to several factors.  The Company received $5,654,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank during the first quarter to finance plant additions in the Sleepy Eye and Pine Island exchanges. At September 30, 2003, construction funds remaining totaled $3,633,000.  The Company’s new loan from CoBank created smaller annual principal payments, freeing up more working capital.   The Company also received $1,666,000 of cash during the second quarter from the sales of cable television systems.  The Company also redeemed $1,295,000 of investments for cash in the 2003 period.

The Company makes periodic improvements to its facilities to provide up-to-date services to its customers. Plant additions in the 2003 and 2002 nine-month periods were $2,935,000 and $6,708,000, respectively. Plant additions for 2003 are expected to total $4,100,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to borrowing to finance the acquisition of Ollig Utilities Company. Interest rate locks on portions of the Company’s loan from CoBank were carried over from the old loan.  At September 30, 2003 interest rates on the loan averaged 6.8%.  However, the interest rate lock on a significant portion of the loan will expire in the fourth quarter of 2003, making it possible for the Company to reduce the average rate.  The outstanding balance on this loan at September 30, 2003 was $26,812,000.  CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. As a condition of maintaining the loan, the Company owns stock in the bank.  Its investment in CoBank stock was $2,555,000 at September 30, 2003.

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. During 2003, to date, the Company has repurchased 676 shares. At September 30, 2003 215,000 shares could be repurchased under outstanding Board authorizations.

The Company is always looking to acquire properties that advance its plan to be a provider of top quality telecommunications services to rural customers.  However, competition for properties that become available remains intense. The Company cannot predict if it will be successful in acquiring additional properties in the future and does not currently have financing plans in place to pay for possible acquisitions.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

Split-up of Alliance Telecommunications Corporation

In July 2001, Golden West Telecommunications Cooperative, Inc. (“Golden West”) and Alliance Communications Cooperative, Inc (“ACCI”), respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a pro rata share of the assets and liabilities of Alliance.  Thereafter the parties engaged in negotiations that continued through December 2002.  The negotiation process included evaluations and appraisals of Alliance’s business components, negotiations with Alliance’s lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms.  The process also included seeking necessary regulatory approvals from local, state and national regulators.

The Company completed the Alliance split-up transactions on July 7, 2003.  As agreed among the parties, in the split-up, Golden West exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets.  ACCI exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Immediately prior to the split-up Sioux Valley and Hills paid a dividend to Alliance of approximately $12,849,000. The dividend proceeds were used to repay the share of Alliance’s acquisition loan from CoBank that had been internally allocated to Hills and Sioux Valley. Concurrent with the split-up, the balance of Alliance’s debt to CoBank and the balance of the Company’s debt to Rural Telephone Finance Cooperative ($3,047,000 at June 30, 2003) were retired using proceeds from a new $26,813,000 loan from CoBank to Hector Communications Corporation.  A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the split-up in order to satisfy various tax, regulatory and lender requirements.

The Company believes the split-up transactions are tax-free under Section 355 of the Internal Revenue Code. The Company also believes that related internal stock and asset transfers that occurred prior to the split-up are tax-free under Section 355, related Code provisions and the consolidated return regulations, although no private letter ruling was sought from the IRS in connection with the split-up. Prior to conducting the split-up transactions, the parties entered agreements with regard to cooperation, exchange of information, interim use of common services, employee benefits, tax allocations and indemnification generally in proportion to ownership percentages with respect to unexpected adverse tax consequences, and other matters arising after the split-up transactions which relate to commitments, events or circumstances in effect as of the date of the split-up transactions.

New Accounting Principles

In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company’s legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The Company has determined that it does not have any significant amount of asset retirement obligations to be recorded under SFAS 143.  Additionally, the FCC has notified the Company’s ILECs that SFAS No. 143 will not be adopted for regulatory accounting purposes.  Current regulatory accounting requires ILECs to accrue for asset retirement obligations through depreciation rates.  Considering the FCC order and the provisions of SFAS No. 71, the Company does not expect adoption of SFAS No. 143 to have a material impact on its financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company’s obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements.  The disclosure provisions are effective for interim and annual periods ending after December 15, 2002.  The Company has not issued any guarantees to date that are subject to the new provisions.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The new disclosure requirements are effective for interim periods beginning after December 15, 2002 and are included in this report.  The Company will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities”, which became effective for the Company with this report. Adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments in its operations or investment portfolio.  Its operations are not subject to risks associated with changes in the value of foreign currencies.  Portions of the Company’s long-term debt have variable interest rates based on the lenders’ cost of money.  The Company has investments in money market funds that earn interest at prevailing market rates.  In the opinion of management, the Company does not have a material exposure to loss caused by market risk.

Item 4.  Controls and Procedures

 The Company, with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.  Subsequent to completion of the evaluation process, there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company’s future financial performance.  Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company’s local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally.  All such forward-looking statements should be considered in light of such risks and uncertainties.

PART II.  OTHER INFORMATION

Items 1 – 5.  Not Applicable

Item 6(a).  Exhibits

11	Calculation of Earnings Per Share
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC §1350).

Item 6(b).  Reports on Form 8-K.

On August 6, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its second quarter 2003 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/Curtis A. Sampson
Curtis A. Sampson
Date: November 19, 2003		Chief Executive Officer

	By	/s/Charles A. Braun
Charles A. Braun
Date: November 19, 2003		Chief Financial Officer