Form 10-K/A
period 2002-12-31
HECTOR COMMUNICATIONS CORP
filed 2003-12-01
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 001-13891

HECTOR COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1666660
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

211 South Main Street Hector, MN 55342
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (320) 848-6611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $37,386,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange on September 30, 2003.

As of October 31, 2003 there were outstanding 3,504,989 shares of the Registrant’s common stock.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed on March 31, 2003.  This amendment restates and amends the pro forma income statement and balance sheet presented in Part II, Item 7, “Breakup of Alliance Telecommunications Corporation” to reflect the purchase method of accounting required by SFAS No. 141, “Business Combinations”.

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Breakup of Alliance Telecommunications Corporation

In July 2001, Golden West Telecommunications Cooperative, Inc. of Wall, South Dakota (“Golden West”) Alliance Communications Cooperative, Inc. of Garretson, South Dakota (“ACCI”), respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a pro rata share of the assets and liabilities of Alliance.  Thereafter the parties engaged in negotiations that continued through December 2002.  The negotiation process included evaluations and appraisals of Alliance’s business components, negotiations with Alliance’s lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms.  The process also included seeking necessary regulatory approvals from local, state and national regulators.

The Company completed the Alliance breakup transactions on July 7, 2003.  As agreed among the parties, in the breakup, Golden West exchanged its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings L.L.C. and certain other Alliance assets.  ACCI exchanged its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings L.L.C. and certain other Alliance assets.  Sioux Valley Telephone Company and Hills Telephone Company collectively serve 8,700 telephone access lines and 2,400 cable television customers. Immediately prior to the breakup Sioux Valley and Hills will paid a dividend to Alliance of approximately $12,849,000 to equalize post breakup values in proportion to the current 68%-20%-12% stock ownership percentages. The dividend proceeds were used to reduce Alliance’s debt to its primary lender, CoBank. A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the breakup in order to satisfy various tax, regulatory and lender requirements.

Alliance believes the breakup transactions are tax-free under Section 355 of the Internal Revenue Code. Alliance also believes the related internal stock and asset transfers are tax-free under Section 355, related Code provisions and the consolidated return regulations, although no private letter ruling has been sought from the IRS in connection with the breakup. Prior to conducting the breakup transaction, the parties entered into agreements with regard to cooperation, exchange of information, interim use of common services, employee benefits, tax allocations and indemnification generally in proportion to ownership percentages with respect to unexpected adverse tax consequences, and other matters arising after the breakup transaction which relate to commitments, events or circumstances in effect as of the date of the breakup transaction.

The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the breakup occurred January 1, 2002.  The pro forma balance sheet and explanatory notes show the effect on the Company’s financial position as if the breakup occurred December 31, 2002.

The pro forma financial information and explanatory notes are unaudited and include adjustments based on management’s assumptions.  Management believes these statements provide a reasonable basis for presenting the significant effects of the breakup and the pro forma adjustments are properly applied in the pro forma statements.

The pro forma financial statements are not necessarily indicative of the results of operations had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of the results of future operations.

Twelve Months Ended December 31, 2002

	Hector Communications Corporation	Eliminate Hills and Sioux Valley Telephone Companies	Other Pro forma Adjustments		Pro forma Combined
REVENUES:
Local network	$7,447,951	$(1,573,223)			$5,874,728
Network access	21,233,284	(5,929,427)			15,303,857
Video services	4,412,372	(713,582)			3,698,790
Internet services	2,404,684	(459,773)			1,944,911
Other nonregulated services	4,223,355	(528,851)			3,694,504
TOTAL REVENUES	39,721,646	(9,204,856)	—		30,516,790

COSTS AND EXPENSES:
Plant operations	5,385,538	(1,305,122)			4,080,416
Depreciation and amortization	9,962,652	(1,975,002)	64,012	(f)	8,051,662
Customer operations	2,430,453	(580,368)			1,850,085
General and administrative	5,473,999	(753,399)	(44,160	)(e)	4,676,440
Other operating expenses	6,427,251	(1,190,583)			5,236,668
TOTAL COSTS AND EXPENSES	29,679,893	(5,804,474)	19,852		23,895,271

OPERATING INCOME	10,041,753	(3,400,382)	(19,852)		6,621,519

OTHER INCOME (EXPENSES):
Interest expense	(4,726,799)	453,296	698,906	(a)(b)(c)	(3,574,597)
Income from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	2,928,251		(666,831	)(d)	2,261,420
Other unconsolidated affiliates	142,535	(198,846)			(56,311)
Interest and dividend income	481,258	(134,633)			346,625
Gain (loss) on sale of marketable securities	(134,498)				(134,498)
OTHER INCOME (EXPENSES), net	(1,309,253)	119,817	32,075		(1,037,544)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	8,732,500	(3,280,565)	12,223		5,583,975

Income tax expense	3,670,000	(1,242,000)	4,889	(g)	2,432,889

INCOME BEFORE MINORITY INTEREST	5,062,500	(2,038,565)	7,334		3,151,086

Minority interest in earnings of Alliance Telecommunications Corporation	1,407,611		(1,407,611	)(h)	0

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	3,654,889	(2,038,565)	1,414,945		3,151,086

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
Basic	$1.05				$.90
Diluted	$.97				$.84

AVERAGE SHARES OUTSTANDING
Common shares only	3,498,000				3,498,000
Common and potential common shares	3,770,000				3,770,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)	914,841
(b) Interest adjustment on CoBank loan for accrued patronage	(95,935)
(c) Estimated loan fee - CoBank refinancing	(120,000)
(d) Adjust income from Midwest Wireless Holdings for ownership transfer	(666,831)
(e) Adjust deferred compensation expense	(44,160)
(f) Adjust depreciation expense for plant allocation	64,012
(g) Income tax effect of above adjustments (40% rate)	4,889
(h) Eliminate minority interest in earnings of Alliance	(1,407,611)

Pro forma balance sheet - December 31, 2002

	Hector Communications Corporation December 31, 2002	Eliminate Assets and Liabilities of Sioux Valley and Hills Telephone Companies	Pro forma Disposal Adjustments		Pro forma Acquisition Adjustments		Pro forma Combined
Assets
Current assets:
Cash and cash equivalents	$12,020,186	$(2,428,061)					$9,592,125
Construction fund	662,232	(4,187)					658,045
Accounts receivable, net	4,819,174	(1,293,835)					3,525,339
Materials, supplies and inventories	1,175,587	(140,214)					1,035,373
Other current assets	231,685	(28,168)					203,517
Accounts with affiliates		248,867					248,867
Total Current Assets	18,908,864						15,263,266

Property, plant and equipment, net	56,665,798	(10,021,081)			960,000	(k)	47,604,717

Investments and other assets:
Excess of cost over net assets acquired, net	49,074,993	0	(13,192,878	)(e)	(14,258,325	)(j)	31,865,448
			10,817,658	(g)	(960,000	)(k)
					384,000	(l)
Investment in Midwest Wireless Holdings LLC	16,232,707	0	(4,211,292	)(a)			12,021,415
Investments in other unconsolidated affiliates	4,373,597	(1,443,496)					2,930,101
Other investments	8,818,502	(1,173,743)	(1,328,850	)(c)			6,315,909
Other assets	411,499	(244,206)					167,293
Total investments and other assets	78,911,298						53,300,166

Total Assets	$154,485,960						$116,168,149

Liabilities and Stockholders Equity

Current liabilities:
Notes payable and current portion of long-term debt	$7,364,600	$(399,900)					$6,964,700
Accounts payable (Note 10)	2,523,878	(302,825)					2,221,053
Accrued expenses	2,422,986	(447,195)					1,975,791
Income taxes payable	879,417	12,349					891,766
Total current liabilities	13,190,881						12,053,310

Long-term debt, less current portion	75,147,560	(5,391,281)	(13,453,550	)(d)			56,302,729
Deferred investment tax credits	27,554						27,554
Deferred income taxes	5,866,754	(1,344,985)	(162,523	)(a)	384,000	(l)	4,866,246
			120,222	(b)
			2,778	(h)

Deferred compensation	976,179	0	(312,377	)(b)			663,802
Minority interest in Alliance
Telecommunications Corporation	17,027,697		(2,769,372	)(f)	(14,258,325	)(j)	0

Stockholders’ equity	42,249,335		5,173	(I)			42,254,508

Total Liabilities and Stockholders’ Equity	$154,485,960						$116,168,149

Transaction to dispose of majority interest in Sioux Valley and Hills Telephone Companies
Book value of disposed assets and liabilities	(8,654,287)
(a) Transfer of 32% of Alliance’s ownership interest in Midwest Wireless and related deferred tax liabilities	(4,048,769)
(b) Transfer of 32% of deferred compensation obligations and related deferred tax assets	192,155
(c) Transfer of 32% of investment in CoBank stock	(1,328,850)
(d) Repayment of CoBank debt thru dividend from Sioux Valley Hills	13,453,550
(e) Eliminate goodwill value of investment in Sioux Valley and Hills	(13,192,878)
(f) Eliminate minority interest in tangible assets of Alliance Telecommunications Corp.	2,769,372
(g) Fair value of majority interest in disposed assets and liabilities	10,817,658
Pretax gain on disposal	7,951
(h) Income tax expense	(2,778)
(I) Gain on split-up	5,173

Transaction to record acquisition of minority interest in Alliance Telecommunications Corp.
(j) Eliminate minority interest in goodwill of Alliance Telecommunications Corp.	(14,258,325)
(k) Fair value of tangilbe assets of minority interest acquired	960,000
(l) Deferred taxes related to tangible assets acquired	(384,000)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECTOR COMMUNICATIONS CORPORATION

Dated: December 1, 2003	/s/ Curtis A. Sampson
Curtis A. Sampson, Chairman of the Board of Directors, Chief Executive Officer and Attorney-in-fact for the Registrant’s Directors

Dated: December 1, 2003	/s/ Charles A. Braun
Charles A. Braun, Chief Financial Officer and
Principal Accounting Officer