Form 10-Q/A
period 2003-03-31
HECTOR COMMUNICATIONS CORP
filed 2003-12-01
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).     YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at April 30, 2003
Common Stock, par value $.01 per share	3,482,782

EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to restate and amend the pro forma income statement and balance sheet presented in Item 2, “Breakup of Alliance Telecommunications Corporation” to reflect the purchase method of accounting required by SFAS No. 141, “Business Combinations”. The Company is also clarifying its discussion of controls and procedures under Item 4. Other than information set forth in this amended filing, previously filed information has not been updated and the term “filing date” refers to the original filing date of the Form 10-Q.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets*
Consolidated Statements of Income*
Consolidated Statements of Comprehensive Income*
Consolidated Statement of Stockholders’ Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk*

Item 4. Controls and Procedures

Part II. Other Information
Signatures

*Previously Filed

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

The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the breakup occurred January 1, 2003.  The pro forma balance sheet and explanatory notes show the effect on the Company’s financial position as if the breakup occurred March 31, 2003.

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

Pro forma income statement - Three Months Ended March 31, 2003

	Hector Communications Corporation	Eliminate Hills and Sioux Valley Telephone Companies	Other Pro forma Adjustments		Pro forma Combined

REVENUES:
Local network	$1,855,728	$(393,940)			$1,461,788
Network access	5,729,366	(1,670,126)			4,059,240
Video services	1,136,106	(172,658)			963,448
Internet services	712,426	(142,149)			570,277
Other nonregulated services	1,059,961	(81,757)			978,204
TOTAL REVENUES	10,493,587	(2,460,630)	—		8,032,957

COSTS AND EXPENSES:
Plant operations	1,632,921	(336,181)			1,296,740
Depreciation and amortization	2,479,181	(486,374)	16,003	(d)	2,008,810
Customer operations	515,390	(141,638)			373,752
General and administrative	1,441,101	(205,320)			1,235,781
Other operating expenses	1,603,662	(301,726)			1,301,936
TOTAL COSTS AND EXPENSES	7,672,255	(1,471,239)	16,003		6,217,019

OPERATING INCOME	2,821,332	(989,391)	(16,003)		1,815,938

OTHER INCOME (EXPENSES):
Interest expense	(1,218,232)	117,086	196,651	(a)(b)	(904,495)
Income from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	806,364		(183,603	)(c)	622,761
Other unconsolidated affiliates	8,641	(105,197)			(96,556)
Interest and dividend income	94,620	(13,689)			80,931
OTHER INCOME (EXPENSES), net	(308,607)	(1,800)	13,048		(297,359)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,512,725	(991,191)	(2,955)		1,518,579

Income tax expense	1,006,000	(396,476)	(1,182	)(e)	608,342

INCOME BEFORE MINORITY INTEREST	1,506,725	(594,715)	(1,773)		910,237

Minority interest in earnings of Alliance Telecommunications Corporation	380,207		(380,207	)(f)	0

NET INCOME	1,126,518	(594,715)	378,434		910,237

NET INCOME PER COMMON SHARE:
Basic	$.32				$.26
Diluted	.30				.24

AVERAGE SHARES OUTSTANDING
Common shares only	3,470,000				3,470,000
Common and potential common shares	3,746,000				3,746,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)	$223,467
(b) Interest adjustment on CoBank loan for accrued patronage	(26,816)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer	(183,603)
(d) Depreciation expense on plant allocation	16,003
(e) Income tax effect of above adjustments (40% rate)	(1,182)
(f) Eliminate minority interest in earnings of Alliance	(380,207)

Pro forma balance sheet - March 31, 2003

	Hector Communications Corporation	Eliminate Assets and Liabilities of Sioux Valley and Hills Telephone Companies	Pro forma Disposal Adjustments		Pro forma Acquisition Adjustments		Pro forma Combined

Assets

Current assets:
Cash and cash equivalents	$15,418,982	$(3,578,964)					$11,840,018
Construction fund	4,522,384	(4,187)					4,518,197
Accounts receivable, net	4,315,231	(1,229,468)					3,085,763
Materials, supplies and inventories	1,157,579	(141,443)					1,016,136
Other current assets	247,203	(79,870)					167,333
Total Current Assets	25,661,379						20,627,447

Property, plant and equipment, net	54,752,142	(9,611,359)			960,000	(k)	46,100,783

Investments and other assets:
Excess of cost over net assets acquired, net	49,074,992	(122,569)	(13,192,878	)(e)	(14,447,535	)(j)	32,694,572
			11,958,562	(g)	(960,000	)(k)
					384,000	(l)
Investment in Midwest Wireless Holdings LLC	16,805,916	0	(4,341,805	)(a)			12,464,111
Investments in other unconsolidated affiliates	4,405,429	(1,571,884)					2,833,545
Other investments	8,896,046	(1,173,743)	(1,389,786	)(c)			6,332,517
Other assets	404,204	(122,636)					281,568
Total investments and other assets	79,586,587						54,606,313

Total Assets	$160,000,108	$17,636,123					$121,334,543

Liabilities and Stockholders Equity

Current liabilities:
Notes payable and current portion of long-term debt	$7,746,000	$(364,000)					$7,382,000
Accounts payable	2,219,411	(515,149)					1,704,262
Accrued expenses	2,745,469	(508,017)					2,237,452
Income taxes payable	809,909	(325,504)					484,405
Total current liabilities	13,520,789						11,808,119

Long-term debt, less current portion	78,651,633	(5,328,745)	(13,145,132	)(d)			60,177,756
Deferred investment tax credits	22,914						22,914
Deferred income taxes	5,822,979	(1,345,693)	(162,523	)(a)	384,000	(l)	4,915,633
			120,222	(b)
			96,648	(h)
Deferred compensation	970,094	0	(310,430	)(b)			659,664
Minority interest in Alliance
Telecommunications Corporation	17,407,220		(2,959,685	)(f)	(14,447,535	)(j)	0

Stockholders’ equity	43,604,479		145,978	(I)			43,750,457

Total Liabilities and Stockholders’ Equity	$160,000,108						$121,334,543

Transaction to dispose of majority interest in Sioux Valley and Hills Telephone Companies
Book value of disposed assets and liabilities	(9,249,015)
(a) Transfer of 32% of Alliance’s ownership interest in Midwest Wireless and and related deferred tax liabilities	(4,179,282)
(b) Transfer of 32% of deferred compensation obligations and related deferred tax assets	190,208
(c) Transfer of 32% of investment in CoBank stock	(1,389,786)
(d) Repayment of CoBank debt thru dividend from Sioux Valley and Hills	13,145,132
(e) Eliminate goodwill value of investment in Sioux Valley and Hills	(13,192,878)
(f) Eliminate minority interest in tangible assets of Alliance Telecommunications Corp.	2,959,685
(g) Fair value of majority interest in disposed assets and liabilities	11,958,562
Pretax gain on disposal	242,626
(h) Income tax expense	(96,648)
(I) Gain on split-up	145,978

Transaction to record acquisition of minority interest in Alliance Telecommunications Corp.
(j) Eliminate minority interest in goodwill of Alliance Telecommunications Corp.	(14,447,535)
(k) Fair value of tangilbe assets of minority interest acquired	960,000
(l) Deferred taxes related to tangible assets acquired	(384,000)

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company, with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective. There was no significant change in the company’s internal controls over financial reporting during or subsequent to the company’s most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: December 1, 2003		Chief Executive Officer

	By	/s/ Charles A. Braun
Charles A. Braun
Date: December 1, 2003		Chief Financial Officer