Form 10-Q/A
period 2003-06-30
HECTOR COMMUNICATIONS CORP
filed 2003-12-01
CIK 863437

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

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at July 31, 2003
Common Stock, par value $.01 per share	3,483,378

EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to restate and amend the pro forma income statement and balance sheet presented in Item 2, “Breakup of Alliance Telecommunications Corporation” to reflect the purchase method of accounting required by SFAS No. 141, “Business Combinations”. The Company is also clarifying its discussion of controls and procedures under Item 4. Other than information set forth in this amended filing, previously filed information has not been updated and the term “filing date” refers to the original filing date of the Form 10-Q.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets*
Consolidated Statements of Income*
Consolidated Statements of Comprehensive Income*
Consolidated Statement of Stockholders’ Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations*

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

The following pro forma financial statements of income and explanatory notes show the pro forma effect on the operating results of the Company as if the breakup occurred January 1, 2003.  The pro forma balance sheet and explanatory notes show the effect on the Company’s financial position as if the breakup occurred June 30, 2003.

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

Pro forma income statement - Six Months Ended June 30, 2003

	Hector Communications Corporation	Eliminate Hills and Sioux Valley Telephone Companies	Other Pro forma Adjustments		Pro forma Combined
REVENUES:
Local network	$3,801,900	$(791,977)			$3,009,923
Network access	11,361,833	(3,272,891)			8,088,942
Video services	2,136,999	(263,502)			1,873,497
Internet services	1,502,835	(260,636)			1,242,199
Other nonregulated services	2,034,717	(161,871)			1,872,846
TOTAL REVENUES	20,838,284	(4,750,877)	—		16,087,407

COSTS AND EXPENSES:
Plant operations	3,175,625	(680,177)			2,495,448
Depreciation and amortization	4,888,483	(938,095)	32,006		3,982,394
Customer operations	1,072,013	(269,130)			802,883
General and administrative	3,100,368	(402,463)			2,697,905
Other operating expenses	3,118,696	(551,941)			2,566,755
TOTAL COSTS AND EXPENSES	15,355,185	(2,841,806)	32,006		12,545,385

OPERATING INCOME	5,483,099	(1,909,071)	(32,006)		3,542,022

OTHER INCOME (EXPENSES):
Interest expense	(2,448,911)	216,388	409,546	(a)(b)	(1,822,977)
Income from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	1,692,018		(385,260	)(c)	1,306,758
Other unconsolidated affiliates	131,270	(176,618)			(45,348)
Interest and dividend income	181,377	(45,911)			135,466
Gain on sale of cable television systems	1,080,723
OTHER INCOME (EXPENSES), net	636,477	(6,141)	24,286		654,622

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,119,576	(1,915,212)	(7,720)		4,196,644

Income tax expense	2,449,000	(766,085)	(3,088	)(e)	1,679,827

INCOME BEFORE MINORITY INTEREST	3,670,576	(1,149,127)	(4,632)		2,516,817

Minority interest in earnings of Alliance Telecommunications Corporation	976,023		(976,023	)(f)	0

NET INCOME	2,694,553	(1,149,127)	971,391		2,516,817

NET INCOME PER COMMON SHARE:
Basic	$.78				$.72
Diluted	.72				.67

AVERAGE SHARES OUTSTANDING
Common shares only	3,475,000				3,475,000
Common and potential common shares	3,754,000				3,754,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)	$446,934
(b) Interest adjustment on CoBank loan for accrued patronage	(37,389)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer	(385,260)
(d) Depreciation expense on plant allocation	32,006
(e) Income tax effect of above adjustments (40% rate)	(3,088)
(f) Eliminate minority interest in earnings of Alliance	(976,023)

Pro forma income statement – Three Months Ended June 30, 2003

	Hector Communications Corporation	Eliminate Hills and Sioux Valley Telephone Companies	Other Pro forma Adjustments		Pro forma Combined
REVENUES:
Local network	$1,946,172	$(398,037)			$1,548,135
Network access	5,632,467	(1,602,765)			4,029,702
Video services	1,000,893	(90,844)			910,049
Internet services	790,409	(118,487)			671,922
Other nonregulated services	974,756	(80,114)			894,642
TOTAL REVENUES	10,344,697	(2,290,247)	—		8,054,450

COSTS AND EXPENSES:
Plant operations	1,542,704	(343,996)			1,198,708
Depreciation and amortization	2,409,302	(451,721)	16,003		1,973,584
Customer operations	556,623	(127,492)			429,131
General and administrative	1,659,267	(197,143)			1,462,124
Other operating expenses	1,515,034	(250,215)			1,264,819
TOTAL COSTS AND EXPENSES	7,682,930	(1,370,567)	16,003		6,328,366

OPERATING INCOME	2,661,767	(919,680)	(16,003)		1,726,084

OTHER INCOME (EXPENSES):
Interest expense	(1,230,679)	99,302	212,898	(a)(b)	(918,479)
Income from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	885,654		(201,657	)(c)	683,997
Other unconsolidated affiliates	122,629	(71,421)			51,208
Interest and dividend income	86,757	(32,222)			54,535
Gain on sale of cable television systems	1,080,723
OTHER INCOME (EXPENSES), net	945,084	(4,341)	11,241		951,984

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,606,851	(924,021)	(4,762)		2,678,068

Income tax expense	1,443,000	(369,609)	(1,905	)(e)	1,071,486

INCOME BEFORE MINORITY INTEREST	2,163,851	(554,412)	(2,857)		1,606,582

Minority interest in earnings of Alliance Telecommunications Corporation	595,816		(595,816	)(f)	0

NET INCOME	1,568,035	(554,412)	592,959		1,606,582

NET INCOME PER COMMON SHARE:
Basic	$.45				$.46
Diluted	.42				.43

AVERAGE SHARES OUTSTANDING
Common shares only	3,481,000				3,481,000
Common and potential common shares	3,764,000				3,764,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)	$223,467
(b) Interest adjustment on CoBank loan for accrued patronage	(10,570)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer	(201,657)
(d) Depreciation expense on plant allocation	16,003
(e) Income tax effect of above adjustments (40% rate)	(1,905)
(f) Eliminate minority interest in earnings of Alliance	(595,816)

Pro forma balance sheet - June 30, 2003

	Hector Communications Corporation	Eliminate Assets and Liabilities of Sioux Valley and Hills Telephone Companies	Pro forma Disposal Adjustments		Pro forma Acquisition Adjustments		Pro forma Combined
Assets
Current assets:
Cash and cash equivalents	$19,848,854	$(5,214,465)					$14,634,389
Construction fund	4,528,372	(3)					4,528,369
Accounts receivable, net	4,060,914	(1,069,379)					2,991,535
Materials, supplies and inventories	1,294,634	(167,039)					1,127,595
Other current assets	126,294	(10,744)					115,550
Total Current Assets	29,859,068						23,397,438
Property, plant and equipment, net	53,155,110	(9,339,880)			960,000	(k)	44,775,230
Investments and other assets:
Excess of cost over net assets acquired, net	48,104,320	(122,569)	(13,192,878	)(e)	(14,872,853	)(j)	31,691,928
			12,351,908	(g)	(960,000	)(k)
					384,000	(l)
Investment in Midwest Wireless Holdings LLC	17,502,877	0	(4,500,496	)(a)			13,002,381
Investments in other unconsolidated affiliates	4,349,880	(1,634,127)					2,715,753
Other investments	8,569,625	(819,708)	(1,389,786	)(c)			6,360,131
Other assets	400,426	(122,635)					277,791
Total investments and other assets	78,927,128						54,047,984
Total Assets	$161,941,306	$(18,500,549)					$122,220,652

Liabilities and Stockholders Equity
Current liabilities:
Notes payable and current portion of long-term debt	$7,877,000	$(364,000)					$7,513,000
Accounts payable	2,224,740	(717,565)					1,507,175
Accrued expenses	2,771,300	(592,648)					2,178,652
Income taxes payable	1,421,364	(698,698)					722,666
Total current liabilities	14,294,404						11,921,493
Long-term debt, less current portion	77,492,479	(5,228,822)	(13,145,132	)(d)			59,118,525
Deferred investment tax credits	13,743	0					13,743
Deferred income taxes	5,888,782	(1,345,693)	(162,523	)(a)	384,000	(l)	5,023,788
			120,222	(b)
			139,000	(h)

Deferred compensation	964,010	0	(308,483	)(b)			655,527
Minority interest in Alliance Telecommunications Corporation	18,009,817		(3,136,964	)(f)	(14,872,853	)(j)	0
Stockholders’ equity	45,278,071		209,505	(I)			45,487,576
Total Liabilities and Stockholders’ Equity	$161,941,306						$122,220,652

Transaction to dispose of majority interest in Sioux Valley and Hills Telephone Companies

Book value of disposed assets and liabilities	(9,553,123)
(a) Transfer of 32% of Alliance’s ownership interest in Midwest Wireless and and related deferred tax liabilities	(4,337,973)
(b) Transfer of 32% of deferred compensation obligations and related deferred tax assets	188,261
(c) Transfer of 32% of investment in CoBank stock	(1,389,786)
(d) Repayment of CoBank debt thru dividend from Sioux Valley and Hills	13,145,132
(e) Eliminate goodwill value of investment in Sioux Valley and Hills	(13,192,878)
(f) Eliminate minority interest in tangible assets of Alliance Telecommunications Corp.	3,136,964
(g) Fair value of majority interest in disposed assets and liabilities	12,351,908
Pretax gain on disposal	348,505
(h) Income tax expense	(139,000)
(I) Gain on split-up	2039,505

Transaction to record acquisition of minority interest in Alliance Telecommunications Corp.

(j) Eliminate minority interest in goodwill of Alliance Telecommunications Corp.	(14,872,853)
(k) Fair value of tangilbe assets of minority interest acquired	960,000
(l) Deferred taxes related to tangible assets acquired	(384,000)

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

PART II.  OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/ Curtis A. Sampson

Curtis A. Sampson

Date:  December 1, 2003

Chief Executive Officer

	By	/s/ Charles A. Braun
Charles A. Braun
Date: December 1, 2003		Chief Financial Officer