Form 10-Q/A
period 2003-03-31
HECTOR COMMUNICATIONS CORP
filed 2004-03-29
CIK 863437

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at April 30, 2003
-----------------------------------                -----------------------------
     Common Stock, par value                                   3,482,782
          $.01 per share

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the originally filed Form 10-Q has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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


*Previously Filed

Item 4.  Controls and Procedures

Within the 90 day period prior to the date of this report, the Company, with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company's reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. Subsequent to completion of the evaluation process, there have been no significant changes in internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

                                               By  /s/Charles A. Braun
                                                  ------------------------------
                                                  Charles A. Braun
Date:  September 29, 2003                         Chief Financial Officer

                                                                      Exhibit 32

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  Certification

The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 29, 2003                      /s/ Curtis A. Sampson
                                               --------------------------------
                                               Chief Executive Officer


Date:  September 29, 2003                      /s/ Charles A. Braun
                                               --------------------------------
                                               Chief Financial Officer