Form 10-K
period 2003-12-31
HECTOR COMMUNICATIONS CORP
filed 2004-03-29
CIK 863437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2003

                        Commission File Number: 001-13891

                        HECTOR COMMUNICATIONS CORPORATION

           Minnesota                                            41-1666660
---------------------------------                          -------------------
(State or other jurisdiction                               (Federal Employer
of incorporation or organization)                           Identification No.)

                              211 South Main Street
                                  P.O. Box 428
                                Hector, MN 55342
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (320) 848-6611

Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                          Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).   Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $54,586,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on March 22, 2004.

As of March 22, 2004 there were outstanding 3,608,813 shares of the Registrant's common stock.

Documents Incorporated by Reference: Portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item                                                                    Page
                                     PART I

1.   Business                                                              3
2.   Properties                                                           15
3.   Legal Proceedings                                                    15
4.   Submission of Matters to a Vote of Security Holders                  15



                                     PART II

5. Market for Company's Common Equity and Related Stockholder Matters     16
6. Selected Financial Data                                                17
7. Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                              18
7A Quantitative and Qualitative Disclosures About Market Risk             26
8. Financial Statements and Supplementary Data                            27
9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                51
9A Controls and Procedures                                                51



                                    PART III

10. Directors and Executive Officers of the Registrant                    52
11. Executive Compensation                                                52
12. Security Ownership of Certain Beneficial Owners and Management        52
13. Certain Relationships and Related Transactions                        52
14. Principal Accountant Fees and Services                                52


                                     PART IV

15. Exhibits, Financial Statement Schedule and Reports on Form 8-K        53

                                     PART I.
ITEM 1.  BUSINESS

[a] GENERAL DEVELOPMENT OF BUSINESS

       Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its wholly-owned subsidiaries, primarily provides local telephone, cable television and internet access services. The Company also participates in the ownership of other companies providing wireless telephone and other telecommunications related services.

       HCC operates five local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 7,532 access lines in 9 rural communities in Minnesota and Wisconsin at December 31, 2003. HCC, through its wholly-owned subsidiaries, also provides cable television service or video service to 4,357 subscribers in Minnesota and Wisconsin.

       HCC's 100% owned subsidiary, Alliance Telecommunications Corporation ("Alliance"), owns and operates four additional LEC subsidiaries which served 22,350 access lines in 19 rural communities in Minnesota, Wisconsin and North Dakota at December 31, 2003. Alliance, through its subsidiaries, also served 4,752 cable television and video subscribers in Minnesota.

       Prior to July 7, 2003 Alliance Telecommunications Corporation ("Alliance") was 68% owned by HCC. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI") of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code ("the split-up transactions'). In the split-up transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all remaining Alliance assets and operations. (See "Split-up of Alliance Telecommunications Corporation" in Item 7.) The disclosures in this report related to prior periods have been restated to reflect the Company's continuing operations.

       The Company maintains a website at www.hectorcom.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission's website.

[b] FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Company is organized in two business segments, Hector Communications Corporation and its subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. Information regarding segment operations is provided in
Note 13 to the financial statements found under Item 8 of this report.

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

       The Company also earns revenues by providing a number of nonregulated telecommunications services to customers. These services include cable television or video service, internet access services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services, engineering services and equipment rental. The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis.

       The following table presents the percentage of revenues derived from local service revenues, access revenues, nonregulated telecommunications activities and cable television operations for the last three years:

                                             Year Ended December 31
                                    ----------------------------------------
                                     2003             2002             2001
                                    ------           ------           ------
     Local network                   18.9%            19.3%            18.0%
     Network access                  49.7             50.1             51.2
     Video services                  11.1             12.1             11.4
     Internet services                8.2              6.4              5.1
     Other nonregulated services     12.1             12.1             14.3
                                    ------           ------           ------
                                    100.0%           100.0%           100.0%
                                    ======           ======           ======

       The Company also owns minority interests in joint ventures, partnerships and limited liability corporations ("LLCs") that provide a wide variety of telecommunications services, including wireless telephone services, fiber-optic transport services and telephone switching services. The Company's most significant minority ownership position is its 8% interest in Midwest Wireless Holdings LLC.

(1) Plain Old Telephone Service ("POTS")

       Local Network
       -------------
       The Company's LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin and North Dakota. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. The following chart presents the number of access lines served by the Company's LEC subsidiaries at December 31, 2003, 2002 and 2001:
                                                       Access Lines*
                                              --------------------------------
                                                        December 31
                                              --------------------------------
                                                2003         2002         2001
                                              ------      -------       ------
Hector Communications Corporation:
     Arrowhead Communications Corporation        804          806          808
     Eagle Valley Telephone Company              719          747          727
     Granada Telephone Company                   287          296          289
     Pine Island Telephone Company             3,339        3,368        3,313
     Indianhead Telephone Company              2,383        2,403        2,392
                                              ------       ------       ------
       Total Hector Access Lines               7,532        7,620        7,529
                                              ------       ------       ------
Alliance Telecommunications Corporation:
     Loretel Systems, Inc.                    13,253       13,286       13,300
     Sleepy Eye Telephone Company              6,298        6,503        6,556
     Felton Telephone Company                    732          765          752
     Hager TeleCom, Inc.                       2,067        2,061        2,037
                                              ------       ------       ------
       Total Alliance Access Lines            22,350       22,615       22,645
                                              ------       ------       ------
       Total Access Lines                     29,882       30,235       30,174
                                              ======       ======       ======

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

       Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"). In the case of intrastate calls, access revenues are determined by state regulatory agencies. In 2003, approximately 70% of the Company's access revenues were from interstate sources and 30% were from intrastate sources.

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

(2)      Nonregulated Telecommunications Activities

       Video services
       --------------
       The Company, through its cable television and LEC subsidiaries, provide cable television services to 9,109 subscribers in Minnesota and the surrounding states. Video service revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $9.00 to $44.85 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $1.75 to $11.00 per month per channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

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

       Internet
       --------
       Revenues from internet services were $2,647,000, $1,945,000 and $1,591,000 in 2003, 2002 and 2001, respectively. Internet access is available, through local dial-up telephone numbers, to all of the Company's local service customers. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in many of the Company's service areas. The Company provided dial-up internet services to 7,464, 7,558 and 7,217 customers at December 31, 2003, 2002 and 2001 respectively. The Company provided DSL services to 2,778, 1,601 and 709 customers at December 31, 2003, 2002 and 2001, respectively. Nearly two-thirds of the Company's DSL subscribers are in the Pine Island, Sleepy Eye and Goodhue exchanges where service is available utilizing Next Level equipment.

       Other services
       --------------
       HCC's LECs provide fiber optic transport facilities, sell and lease customer premise telephone equipment, provide inside wiring services and sell and lease other facilities for private line, teletype, data transmission and other communications services. They also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LEC's service areas.

       Due to changes in market conditions the Company renegotiated several of its fiber leases in 2001 and 2003, resulting in a significant decline in lease revenue. All of the fiber-optic facilities leased are owned by HCC's LEC subsidiaries and are located within the LEC's local exchange boundaries.

       HCC's revenues from other nonregulated services were as follows:

                                           2003            2002           2001
                                     -----------     -----------    -----------
     Fiber leases                    $   682,521     $   800,039    $ 1,136,612
     Engineering fees                    305,423         438,534        464,807
     Directory                           491,902         404,136        426,250
     Billing and collection              212,622         289,723        409,557
     Retail sales                        522,269         346,508        540,595
     Cellular sales commissions          316,337         333,714        300,146
     Resale of long distance service     381,825         250,937        214,385
     Equipment rent                      118,292          62,457         91,696
     Other                               871,816         768,456        861,564
                                     -----------     -----------    -----------
                                     $ 3,903,007     $ 3,694,504    $ 4,445,612
                                     ===========     ===========    ===========

(3)    Unconsolidated Affiliates and Investments

       Midwest Wireless Holdings LLC
       -----------------------------
       Midwest Wireless Holdings LLC ("Midwest Wireless") provides wireless telecommunications services to 357,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,910,000. Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

       Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless' operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin. HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. HCC influences Midwest Wireless policies and procedures applying to administration, planning and budgeting, cell siting, technology selection, roaming agreements, affiliation agreements, marketing and customer service, financing, accounting policies and financial reporting and disclosure policies and the timing of financial reports. HCC accounts for its investment in Midwest Wireless using the equity method. Income recognized was $2,148,000, $2,261,000 and $1,153,000 in 2003, 2002 and 2001, respectively.

       Fiber-Optic Transport Investments
       ---------------------------------
       The Company is an investor in three companies that build and lease fiber-optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Through these investments, the Company owns pieces of fiber routes serving the Twin Cities, Milwaukee, Madison, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks.

       Other Investments
       -----------------
       The Company is an investor in 702 Communications, a CLEC providing telecommunications services in the Fargo-Moorhead area, Wahpeton, ND and Breckinridge MN. The Company is also an investor in Desktop Media, Inc., a CLEC using a network employing ethernet architecture to provide telecommunications services in southeastern Minnesota.

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


(4)    Other Investments

       Bank Stocks
       -----------
       As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $3,609,000 and $5,241,000 at December 31, 2003 and 2002 respectively.

       Onvoy, Inc.
       -----------
       Onvoy, Inc. is a privately held company that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas. Onvoy, Inc. is a provider of Internet, long distance, video-conferencing and high-speed data networking services. Onvoy's customers include Minnesota based Fortune 500 companies and many small-to-medium sized businesses. Onvoy also serves the state's higher education institutions, the state's K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and the state's independent local telephone companies. During 2001 the Company purchased $190,000 of debt issued by Onvoy to provide additional working capital to Onvoy's operations. At December 31, 2003, the Company's investment in Onvoy debt totaled $626,000.


       Other long-term investments
       ---------------------------
       The Company has long-term investments in Independent Information Services Corp. and NECA, Inc., which it accounts for using the cost method. The Company also has receivables from economic development loans made through the Rural Utilities Service and has other small investments.

(5)    Competition

       Telephone Service
       LECs are subject to many forms of competition. Its competitors principally are:

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

       Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets. Competition from resale interconnection or unbundled network element interconnection is more likely. Under the Telecommunications Act of 1996, (the "Telecommunications Act") the Company's LECs are not currently required to lease facilities to competitors seeking to interconnect with its networks. However, there is no assurance that interconnection may not be required in the future.

       Wireless service has always competed directly with wireline local service among certain classes of customers, principally customers with seasonal or lake homes. Newer wireless service offerings that bundle local and long distance minutes for a flat fee are competing with wireline services over a broader class of customers. These wireless service offerings can be particularly attractive in rural areas, where the toll free dialing areas offered by wireline carriers are usually quite small. The Company believes that significant numbers of long distance minutes are migrating from the wireline to the wireless network due to these rate plans. This drives down the revenues of IXCs and reduces the Company's access revenues. Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also lead to greater competition for traditional local services.

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

       Video Services
       In addition to competition from off-air television, other technologies also supply services that compete with cable television. These include low power television stations, multi-point distribution systems, over-the-air subscription television and direct broadcast satellite ("DBS"). Cable television also competes for customers in local markets with providers of other forms of entertainment, news and information. These competitors include radio, newspapers, magazines, motion picture theaters, video cassettes and Internet service providers.

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

(6)    Regulation

       The Company's LECs and cable television systems are subject to federal, state and local regulation. The Communications Act of 1934 and the Telecommunications Act govern Federal regulations. Under these federal statutes, the FCC exercises jurisdiction over all interstate telecommunications activities. Intrastate activities are governed by rules and regulations set by the respective state public utility commissions.

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

       The increased SLC revenues are offset by reductions in recovery of local loop costs from interexchange carriers. The plan is intended to be revenue neutral for affected LECs.

       Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas. Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services. Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. Funds from the federal Universal Service Fund are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules. Interstate universal service fund support accounted for $1,879,000, $1,458,000 and $1,412,000 of the Company's network access revenues in 2003, 2002 and 2001, respectively.

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

       NECA operates separate pools for traffic sensitive costs (primarily switching costs) and non-traffic sensitive costs (primarily loop costs). LECs can choose to develop and administer their own interstate access charges and not participate in the NECA pools. All of HCC's LECs participate in the traffic sensitive and non-traffic sensitive NECA pools.

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

       State Regulation of Rural LECs
       ------------------------------
       HCC's LEC subsidiaries are subject to regulation by Minnesota, North Dakota and Wisconsin regulatory agencies with respect to:

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

(8)    Employees

       At March 1, 2004, the Company had 146 full-time and part-time employees, of which 86 employees work in the Alliance operations and 60 work in Hector operations. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(9)    Executive Officers of Registrant

       The executive officers of the Company and their ages at March 1, 2004 were as follows:

       Name                     Age        Position
       -----------------        ---        -------------------------------
       Curtis A. Sampson         70        Chairman of the Board and Chief
                                           Executive Officer

       Steven H. Sjogren         61        President and Chief Operating Officer

       Paul N. Hanson            57        Vice President and Treasurer

       Charles A. Braun          46        Chief Financial Officer


       Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms. Each officer above has served the Company in the indicated capacity since 1990.

       Mr. Sjogren devotes his full time to the Company's business. Messrs. Sampson, Hanson and Braun devote approximately 50%, 50% and 80% respectively of their working time to the Company's business with the balance devoted to management responsibilities at Communications Systems, Inc. ("CSI"), a diversified telecommunications holding company also located in Hector, Minnesota, for which they are separately compensated by CSI.

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

       The connecting lines constitute approximately 52% of the Company's telephone property in service. Central office switching equipment represents approximately 32%. Telephones, customer premise broadband equipment and related equipment constitute approximately 2%. Land, buildings, data processing equipment, service vehicles and construction equipment constitute the remaining 14%. The Company owns substantially all the land and buildings in which its central office equipment is located. HCC's principal general offices, administrative services department and business office are located in Hector, Minnesota and are rented by HCC from CSI.

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

       See Note 9 of "Notes to Consolidated Financial Statements" for additional information regarding pledged assets.

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

[a] MARKET INFORMATION

       The Company's common stock is traded on the American Stock Exchange ("AMEX"). The table below presents the range of high and low trading prices for the Company's stock for each period as reported by AMEX:

                      2003                           2002
              ------------------             ------------------
Quarter          High        Low                High        Low
              -------    -------             -------    -------
First         $ 13.60    $ 11.80             $ 16.95    $ 12.50
Second          13.89      11.50               14.85      11.62
Third           14.35      12.45               11.90       9.00
Fourth          14.14      13.06               12.65       8.90

[b] HOLDERS

         At March 1, 2004 there were 511 holders of record of Hector Communications Corporation common stock.

[c] DIVIDENDS

       HCC has not paid cash dividends on its common stock or preferred stock since it began operating as a public company in 1990, nor does HCC have any obligation to pay dividends on its preferred stock. The financing agreements between HCC's subsidiaries and their lenders, and HCC and its lenders restrict the ability of HCC to pay dividends. At the present time, HCC intends to retain earnings to finance the expansion of its business, and does not anticipate any cash dividends will be paid in the foreseeable future. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 9 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

[d] OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

       The following table presents information about our equity compensation plans as of December 31, 2003:

            Securities Authorized For Issuance Under Equity Compensations Plans

                                                    (a)                       (b)                       (c)
                                                                                                Number of shares of
                                            Number of shares of                               common stock remaining
                                             common stock to be                                available for future
                                            issued upon exercise       Weighted-average        issuance under equity
                                               of outstanding         exercise price of         compensation plans
                                           options, warrants and     outstanding options,      (excluding shares in
 Plan Category (1)                                 rights            warrants and rights            column (a))
 -----------------                         ---------------------     --------------------     ----------------------
 Equity compensation plans approved by security holders:
 1990 Stock Plan                                         148,100                 $ 10.86                           -
 1999 Stock Plan                                         323,217                 $ 11.97                     273,833
 2003 Employee Stock Purchase Plan                        12,369                   11.92                      87,631

 Equity compensation plans not approved by security holders:
 None

 (1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                       Year Ended December 31
                                                                    -------------------------------------------------------------
                                                                           2003         2002        2001        2000        1999
---------------------------------------------------------------------------------------------------------------------------------

Selected Income Statement Information

Revenues from Continuing Operations                                    $ 32,322     $ 30,517    $ 31,073    $ 29,067    $ 25,747
Costs and Expenses                                                       24,365       23,875      24,404      21,913      18,400
---------------------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations                               7,957        6,642       6,669       7,154       7,347
Other Income (Expenses), net                                                316       (1,053)      1,752      (1,539)      8,664
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Income Taxes and
  Minority Interest                                                       8,273        5,589       8,421       5,615      16,011
Income Tax Expense                                                        3,316        2,483       4,162       3,155       6,682
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Minority Interest                4,957        3,106       4,259       2,460       9,329
Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                            660          782       1,078         411       2,947
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                         4,297        2,324       3,181       2,049       6,382
Income from Discontinued Operations                                         882        1,331       1,435       1,260       1,097
---------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting
  Principle                                                               5,179        3,655       4,616       3,309       7,479
Cumulative Effect of Change in Accounting Principle,
  net of Income Taxes and Minority Interest                                            3,147
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  5,179     $    508    $  4,616    $  3,309    $  7,479
=================================================================================================================================
Basic Income from Continuing Operations per common share               $   1.23     $    .67    $    .92    $    .58    $   2.06
Diluted Income from Continuing Operations per common share             $   1.14     $    .62    $    .85    $    .53    $   1.69

Average Shares Outstanding:
  Common shares only                                                      3,487        3,498       3,465       3,544       3,095
  Common and potential common shares                                      3,765        3,770       3,763       3,851       3,945
=================================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $ 13,314     $  5,718    $  7,633    $  8,960    $ 18,736
Property, Plant and Equipment, net                                       43,088       56,666      57,362      56,227      51,410
Excess of Cost Over Net Assets Acquired, net                             31,692       49,075      53,663      55,475      51,405
Total Assets                                                            123,059      154,486     158,251     158,678     166,797
Long-Term Debt                                                           57,529       75,148      79,642      84,378      86,282
Stockholders' Equity                                                     48,044       42,249      42,241      39,108      39,982
---------------------------------------------------------------------------------------------------------------------------------

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets".

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       Hector Communications Corporation ("HCC") owns a 100% interest in five LEC subsidiaries and one cable television subsidiary. At December 31, 2003, these subsidiaries provided telephone service to 7,532 customers in 9 rural communities in Minnesota and Wisconsin. They also owned cable television systems serving 4,357 customers in Minnesota and Wisconsin. HCC's 100%-owned subsidiaries also have substantial ownership interests in other telecommunications ventures, including, Midwest Wireless Holdings LLC.

       HCC also owns a 100% interest in Alliance Telecommunications Corporation ("Alliance"). At December 31, 2003, Alliance, through its four LEC subsidiaries, provided telephone service to 22,350 customers in 19 rural communities in Minnesota, Wisconsin and North Dakota. Alliance's subsidiaries also provided cable television services to 4,752 subscribers in Minnesota. Alliance's subsidiaries also have substantial ownership interests in Midwest Wireless Holdings LLC and have other investments.

       Prior to July 7, 2003 Alliance Telecommunications Corporation ("Alliance") was 68% owned by HCC. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI") of Garretson, South Dakota own the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code ("the split-up transactions'). In the split-up transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all remaining Alliance assets and operations. (See "Split-up of Alliance Telecommunications Corporation" below.) The disclosures in this report related to prior periods have been restated to reflect the Company's continuing operations.


Results of Operations
----------------------

2003 Compared to 2002
---------------------
       Consolidated revenues from continuing operations increased 6% to $32,322,000 in 2003 from $30,517,000 in 2002. The following table shows revenues by operating group for 2003 compared to 2002:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2003              2002               2003               2002
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     4,403,635   $      4,263,544  $      1,713,603  $       1,611,184
Network access                           11,001,000         10,195,887         5,074,254          5,107,970
Video services                            1,929,285          2,098,331         1,650,488          1,600,459
Internet services                         1,941,759          1,467,700           705,397            477,211
Other nonregulated services               3,092,427          3,025,315           810,580            669,189
                                    ---------------   ----------------  ----------------  -----------------
                                    $    22,368,106   $     21,050,777  $      9,954,322  $       9,466,013
                                    ---------------   ----------------  ----------------  -----------------

       Consolidated local service revenues increased 4% to $6,117,000 in 2003 from $5,875,000 in 2001. The increase was primarily due to increased revenues from CLASS service features (which include caller identification, call-waiting, call-forwarding and other related services) and custom calling. The Company increased the rates charged for these services during 2003. Access lines served were 29,882 at December 31, 2003, a decrease of 1% from 2002. The number of access lines the Company serves fell due to the reduced number of second lines being used for dial-up internet service and increased substitution of cellular phones for landline phones by customers.

       Network access revenues increased $771,000 or 5% to $16,075,000 in 2003. Universal service support funds received in 2003 increased $421,000 over 2002 due to investment in plant and equipment in the Sleepy Eye and Pine Island telephone exchanges. The Company's access revenues were reduced $437,000 in 2002 due to write-offs associated with the bankruptcy filings of World Com and Global Crossings.

       Video service revenues decreased 3% to $3,580,000 in 2003. Revenues in 2003 were reduced by the sales of seven cable television systems serving 2,080 subscribers during the June 30 quarter. The lost revenues were offset in part by growth in Sleepy Eye and Pine Island, where broadband video services are available to customers. Revenues from internet services increased 36% to $2,647,000 due to increased availability of broadband DSL services to customers. The number of customers purchasing DSL services from the Company increased 74% in 2003, while the number of dial-up customers declined 1%. Revenues from other nonregulated services increased 6% to $3,903,000 due to higher retail sales, higher revenues from reselling long distance services and higher directory revenues which offset lower revenues from leases of fiber optic transport facilities, lower billing and collections revenues and lower fees from engineering services.

       Consolidated operating costs and expenses from continuing operations were $24,366,000 in 2003 compared to $23,875,000 in 2002. Costs and expenses by operating group were as follows:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2003              2002               2003               2002
                                    ---------------   ----------------  ----------------  -----------------
Plant operations, excluding
  depreciation                      $     3,084,408   $      2,498,750  $      1,432,303  $       1,581,666
Depreciation and amortization             4,858,000          4,847,972         2,993,511          3,139,678
Customer operations                       1,118,434          1,452,099           433,675            397,986
General and administrative                3,453,303          3,093,981         1,078,433          1,338,261
Other operating expenses:
  Video service expenses                  1,599,510          1,760,900         1,427,103          1,423,033
  Internet expenses                         586,011            807,150           324,889            211,971
  Other                                   1,499,547            873,358           476,655            448,614
                                    ---------------   ----------------  ----------------  -----------------
                                    $    16,199,213   $     15,334,210  $      8,166,569  $       8,541,209
                                    ---------------   ----------------  ----------------  -----------------

       Plant operations expenses, excluding depreciation, increased 11% to $4,517,000 in 2003 due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Depreciation and amortization expenses decreased $136,000 due to sales of cable television properties during 2003. Customer operations expenses decreased 16% to $1,552,000 in 2003 due to employee headcount reductions. General and administrative expenses increased 2% to $4,532,000 in 2003 due to accounting and legal expenses incurred in the breakup of Alliance. Video service expenses declined 5% to $3,027,000 in 2003 due to the cable television systems sales, which offset increases in the fees the Company pays to video signal suppliers. Internet expenses decreased 11% to $911,000 in 2003 due to lower fees from "backbone" suppliers. Other operating expenses increased $654,000 or 49% due to increased cost of goods sold from retail sales and increased labor and materials charges for customer wiring installations and repairs and Next Level installations.

       Operating income from continuing operations increased 20% to $7,957,000 in 2003 from $6,641,000 in 2002.

       Consolidated interest expenses decreased $56,000 to $3,401,000 as lower interest rates on variable rate loans were offset by charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank.

       Income from the Company's investment in Midwest Wireless Holdings LLC decreased to $2,148,000 in 2003 from $2,261,000 in 2002. Midwest Wireless' 2003 income declined due to decreases in roamer service revenues and increased costs for converting customers from TDMA to CDMA technology. Income from investments in other unconsolidated affiliates was $96,000 in 2003 compared to a loss of $56,000 in 2002. Interest and dividend income increased to $392,000 in 2003 from $334,000 in 2002 due to increases in the Company's cash balances available for investment. The Company recorded gains on sales of cable television systems totaling $1,081,000 in the 2003 period. Alliance recorded an impairment loss on its marketable securities portfolio of $134,000 in 2002.

       Income from continuing operations before income taxes and minority interest increased to $8,273,000 in 2003 from $5,589,000 in 2002. The Company's effective income tax rate was 40% in 2003 compared to 44% in 2002. The Company's tax rate declined due to the reduced effects of state income taxes caused by changes in apportionment. Minority interest on earnings of Alliance's continuing operations was $660,000 for the period of 2003 prior to the split-up transaction compared to $781,000 for all of 2002. Income from continuing operations increased to $4,297,000 in 2003 from $2,324,000 in 2002.

       Income from discontinued operations before minority interest and gain on the split-up transaction in 2003 was $989,000. Minority interests in those earnings were $316,000. Income from discontinued operations in 2002 was $1,957,000. Minority interests in those earnings were $626,000. The Company recorded a gain, net of income taxes, of $210,000 on the Alliance breakup transactions. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets of $3,147,000, net of income taxes and minority interest. The Company had net income of $5,179,000 in 2003 compared to $508,000 in 2002.

2002 Compared to 2001
---------------------
       Consolidated revenues from continuing operations decreased 2% to $30,517,000 in 2002 from $31,073,000 in 2001. The following table shows revenues by operating group for 2002 compared to 2001:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2002              2001               2002               2001
                                    ---------------   ----------------  ----------------  -----------------
Local network                       $     4,263,544   $      4,015,282  $      1,611,184  $       1,562,398
Network access                           10,195,887         10,275,933         5,107,970          5,652,977
Video services                            2,098,331          2,064,549         1,600,459          1,465,078
Internet services                         1,467,700          1,282,484           477,211            308,924
Other nonregulated services               3,025,315          3,627,880           669,189            817,732
                                    ---------------   ----------------  ----------------  -----------------
                                    $    21,050,777   $     21,266,128  $      9,466,013  $       9,807,109
                                    ---------------   ----------------  ----------------  -----------------

       Local network revenues increased 5% to $5,875,000 in 2002. Revenue growth in Alliance was due to the full year effect of a 2001 local service rate increase at Sleepy Eye Telephone Company. Hector's local network revenues increased due to increases in the number of access lines served.

       Network access revenues declined $625,000 or 4% to $15,304,000 in 2002. The Company's access revenues were reduced $437,000 in 2002 due to write-offs associated with the bankruptcy filings of World Com and Global Crossings. Interstate access revenues were negatively affected by FCC mandated reductions in NECA's tariff rates. Universal service support increased due to Alliance's increased investment in plant and equipment in Sleepy Eye.

       Video service revenues increased 5% to $3,699,000 due to rate increases and introduction of broadband video services in Sleepy Eye. Revenues from internet services increased 22% to $1,945,000 due to increased customer acceptance of the technology and increased availability of broadband DSL services to customers. Revenues from other nonregulated services decreased $751,000 to $3,695,000 due to lower revenues from leases of fiber optic transport facilities, lower billing and collections revenues and lower retail sales.

       Consolidated operating costs and expenses were $23,875,000 in 2002 compared to $24,404,000 in 2001. If the provisions of SFAS 142 had been in effect at January 1, 2001, 2001 operating costs would have been $22,574,000. Costs and expenses by operating group were as follows:

                                                 Alliance                              Hector
                                          Year Ended December 31                 Year Ended December 31
                                             2002              2001               2002               2001
                                    ---------------   ----------------  ----------------  -----------------
Plant operations, excluding
  depreciation                      $     2,498,750   $      2,492,728  $      1,581,666  $       1,381,781
Depreciation and amortization             4,847,972          6,342,827         3,139,678          3,178,259
Customer operations                       1,452,099          1,442,561           397,986            384,286
General and administrative                3,093,981          2,621,067         1,338,261          1,268,523
Other operating expenses:
  Video service expenses                  1,760,900          1,511,890         1,423,033          1,329,244
  Internet expenses                         807,150            826,931           211,971            176,692
  Other                                     873,358            998,540           448,614            448,682
                                    ---------------   ----------------  ----------------  -----------------
                                    $    15,334,210   $     16,236,544  $      8,541,209  $       8,167,467
                                    ---------------   ----------------  ----------------  -----------------

       Plant operations expenses, excluding depreciation, increased 5% to $4,080,000. Depreciation expense increased $297,000 due to depreciation on new plant additions. Amortization expense decreased $1,830,000 due to the adoption of SFAS #142. Customer operations expenses increased 1% to $1,850,000 in 2002. General and administrative expenses increased 14% to $4,432,000 in 2002 due to accounting and legal expenses incurred in the breakup of Alliance. Video service expenses increased 12% to $3,184,000 in 2002 due to increases in the fees the Company pays to video signal suppliers. Internet expenses increased $15,000. Other operating expenses decreased $125,000 or 9% due to decreased costs associated with lower retail sales.

       Operating income from continuing operations decreased $28,000 to $6,641,000 in 2002.

       Interest expenses decreased $371,000 to $3,457,000 in 2002. The decrease was due to lower interest rates on variable rate debt from CoBank and lower debt levels due to principal payments.

       Income from the Company's investment in Midwest Wireless Holdings LLC increased to $2,261,000 in 2002 from $1,152,000 in 2001. Midwest Wireless' 2001 results included amortization of intangible assets totaling $721,000, which ceased with the adoption of SFAS 142. The Company had a loss from investments in other unconsolidated affiliates of $56,000 in 2002 compared to income of $336,000 in 2001 due to lower profits from fiber optic transport company investments and losses from the Company's investment in Desktop Media.

       Alliance recorded an impairment loss on its marketable securities portfolio of $134,000 in 2002. Alliance had gains on sales of marketable securities of Illuminet, Inc. totaling $3,659,000 in 2001. Interest and dividend income decreased to $334,000 in 2002 from $432,000 in 2001 due to lower interest rates on invested funds and lower dividend yields from marketable security investments.

       Income from continuing operations before income taxes and minority interest decreased to $5,589,000 in 2002 from $8,422,000 in 2001. The Company's effective income tax rate was 44% compared to 49% in 2001. The Company's tax rate declined due to the adoption of SFAS #142, which eliminated amortization of nondeductible goodwill. Income from continuing operations before the minority interest in Alliance's earnings decreased to $3,106,000 in 2002 from $4,260,000 in 2001. Minority interest on earnings of Alliance was $781,000 compared to $1,078,000 in 2001. Income from continuing operations was $2,324,000 in 2002 compared to $3,181,000 in 2001.

       Income from discontinued operations before minority interest was $1,957,000 in 2002 compared to $2,110,000 in 2001. Minority interests in those earnings were $626,000 and $675,000, respectively. In 2002, the Company took a charge against earnings related to the cumulative effect of impairment of the value of its goodwill and intangible assets, before income tax benefits and minority interest, of $4,663,000. After income tax benefits of $121,000 and minority interest of $1,395,000, the net charge against earnings was $3,147,000 (see Note 4 to the consolidated financial statements). Net income for 2002 was $508,000 compared to $4,616,000 in 2001.

Liquidity and Capital Resources
-------------------------------
       Operations

       Cash flows from consolidated operating activities (including the activities of discontinued operations up to the Alliance split-up date) were $12,953,000, $13,116,000 and $14,103,000 in 2003, 2002 and 2001, respectively.
At December 31, 2003, the Company's cash and cash equivalents totaled $16,581,000 compared to $12,020,000 at December 31, 2002. Cash and cash equivalents held by discontinued operations were $2,428,000 of this total at December 31, 2002. Working capital at December 31, 2003 was $13,314,000 compared to $5,718,000 at December 31, 2002. The current ratio was 2.1 to 1 at December 31, 2003 compared to 1.4 to 1 at December 31, 2002.

        The Company makes periodic improvements to its facilities to provide up-to-date services to its telephone and cable television customers. Hector's plant additions in 2003, 2002 and 2001 were $1,398,000, $2,609,000 and
$3,985,000 respectively. Alliance's plant additions for continuing operations in 2003, 2002 and 2001 were $2,258,000, $5,121,000 and $4,635,000 respectively.
Plant additions for discontinued operations up to the split-up date were $257,000, $1,536,000 and $1,999,000 in 2003, 2002 and 2001, respectively. Plant additions for 2004 for Hector and Alliance are expected to total $4,387,000.

These plant additions will upgrade the Company's telephone equipment to allow local number portability and other advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.


       Long-Term Obligations and  Commitments
       --------------------------------------
       The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $5,998,000, $2,954,000 and $2,201,000 in 2003, 2002 and 2001, respectively. The average interest rate on outstanding RUS and RTB loans is 5.0%. At December 31, 2003 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $13,299,000.

       Substantially all of the assets of the Company's LEC subsidiaries are pledged or are subject to mortgages to secure obligations to the RUS and RTB. The Company's loan agreements place significant restrictions on cash distributions from the subsidiaries to the parent company. Alliance's loan covenants with CoBank also restrict dividend payments at the Alliance level. At December 31, 2003, $11,863,000 of subsidiaries' retained earnings was available for dividend payments to HCC. At December 31, 2003, $32,614,000 of HCC's retained earnings were not available to pay dividends to shareholders due to restrictions in the debt agreements. It is the Company's plan, in so far as possible, to maintain its cash balances at the subsidiary level to support their operations.

       The Company carries a significant amount of debt due to borrowing to finance Alliance's acquisition of Ollig Utilities Company. Prior to the split-up transaction, Alliance and its subsidiaries carried this debt. In July 2003 the Company repaid the acquisition loan with proceeds from a new term loan provided to Hector by CoBank. The loan is secured by a pledge of the stock of Hector's subsidiary companies. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 4.4% at December 31, 2003. Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at December 31, 2003 was $26,125,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Hector owns stock in the bank. Its investment in CoBank stock was $2,555,000 at December 31, 2003.

       As part of financing its ownership interest in Alliance, Hector had a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). At December 31, 2002 the outstanding balance on this loan was $3,157,000. The loan was repaid in July 2003 as part of the CoBank refinancing.

       In addition to its debt agreements, Hector and its subsidiaries have entered into contracts with suppliers to provide capital equipment, switching services and fiber optic transport facilities. The Company's cash payments due for these obligations are as follows (interest payments are estimated using December 31, 2003 interest rates):

                                          Long-Term          Interest           Purchase          Operating
                          Total              Debt             Payments       Obligations             Leases
                  ---------------   ---------------   ----------------  ----------------  -----------------
   2004           $    10,453,500   $     6,537,800   $      2,920,500  $        639,900  $         355,300
   2005                 9,216,800         6,340,900          2,639,400                              236,500
   2006                 8,975,500         6,451,800          2,369,400                              154,300
   2007                 8,818,300         6,650,000          2,094,200                               74,100
   2008                 8,201,000         6,650,000          1,476,800                               74,200
   After 2008(1)       35,499,278        31,436,678          4,031,400                               31,200
                  ---------------   ---------------   ----------------  ----------------  -----------------
                  $    81,164,378   $    64,067,178   $     15,531,700  $        639,900  $         925,600
                  ===============   ---------------   ----------------  ----------------  -----------------

(1) The Company has an obligation to pay Broadband Visions LLC ("BBV") $6,000 per month for fiber optic transport facilities until such time that the Company is not a member of BBV. This obligation is reflected in the table for each year from 2004 through 2008. No amount is included after 2008.

       Investments
       -----------
       Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2001 Alliance received $3,675,000 from sales of marketable securities, principally Illuminet, Inc. common stock. The Company does not expect proceeds from marketable securities sales in future years be significant.

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

       The Company owned 10.4% of Wireless North, which provided personal communications services ("PCS") to parts of Minnesota, Wisconsin, Iowa, North Dakota and South Dakota. Wireless North was unsuccessful and has been liquidated. Its licenses and systems were sold to other operators, or were shut down. In 2001, the Company made payments to Wireless North's primary lender of $1,129,000 to satisfy loan guarantees it gave with respect to Wireless North's debt. Cash investments in Wireless North by the Company totaled $3,202,000. The Company has written off its entire investment in Wireless North, has no obligation to provide additional funding and does not expect to realize any additional value from this investment.

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

       Common Stock
       ------------
       The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2003 the Company purchased and retired 1,106 shares at a cost of $17,000. In 2002 the Company purchased and retired 70,239 shares at a cost of $737,000. In 2001 the Company purchased and retired 109,704 shares at a cost of $1,268,000. At December 31, 2003 215,000 shares could be repurchased under outstanding Board authorizations.

       Proceeds to the Company from exercises of employee stock options and employee stock purchase plan shares totaled $431,000, $320,000 and $550,000 in 2003, 2002 and 2001, respectively.

       Sales of Cable Television Systems
       ---------------------------------
       Alliance completed sales of two groups of cable television systems during the second quarter of 2003. Alliance sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000. Alliance sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND - Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash (including $80,000 of escrowed funds). Effect of the asset sales was as follows:

         Sales Price                                          $  2,395,032
         Less:  Property, plant and equipment (net)               (343,636)
         Less:  Intangible assets (goodwill)                      (970,673)
                                                              -------------
         Gain on sale of cable assets                         $  1,080,723
                                                              =============

       By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.


       Split-Up of Alliance Telecommunications Corporation
       ---------------------------------------------------
       In July 2001, Golden West and ACCI, respectively the 20% and 12% minority shareholders of Alliance, advised the Company that they were interested in exchanging their minority investment for a share of the assets and liabilities of Alliance. Thereafter the parties engaged in negotiations that continued through December 2002. The negotiation process included evaluations and appraisals of Alliance's business components, negotiations with Alliance's lenders (CoBank, Rural Utilities Service and Rural Telephone Bank) regarding waivers, lien releases, interest penalties where applicable and future financing terms. The process also included seeking necessary regulatory approvals from local, state and national regulators.

       The Company completed the Alliance split-up transactions on July 7, 2003. As agreed among the parties, in the split-up, Golden West exchanged its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. Immediately prior to the breakup Sioux Valley and Hills paid a dividend to Alliance of approximately $12,849,000. The dividend proceeds were applied to repay a portion of Alliance's acquisition loan from CoBank. Concurrent with the split-up, the balance of Alliance's debt to CoBank and the balance of the Company's debt to Rural Telephone Finance Cooperative were retired using proceeds from a new $26,813,000 loan from CoBank to Hector Communications Corporation. A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the split-up in order to satisfy various regulatory and lender requirements.

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

       Acquisitions
       ------------
       The Company is continually evaluating possible acquisitions that advance its plan to be a provider of top quality telecommunications services to rural customers. In the past, the Company has been a member of investor groups that sought unsuccessfully to acquire rural telephone properties offered for sale by major telephone companies. The Company cannot predict if it will be successful in acquiring additional properties and does not currently have financing plans in place to pay for possible acquisitions.

       Effects of Inflation
       --------------------
       The Company's local exchange telephone companies are subject to the jurisdiction of Minnesota, North Dakota and Wisconsin regulatory authorities with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service, issuance of debt, depreciation rates and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases implemented prospectively.

       Critical Accounting Policies
       ----------------------------
       The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of the Company's operating resulting and financial position. The estimates and assumptions used in the Company's financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. These estimates are often difficult, subjective and complex. Actual results could differ from the estimates. HCC also gives accounting recognition to the actions of federal and state regulatory authorities where appropriate as prescribed by SFAS No. 71.

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

Allowance for Doubtful Accounts: The allowance for doubtful accounts is an estimate based on specifically identified problem accounts and historical collection experience. Specific accounts are evaluated where the Company has information that the customer may not be able to meet its financial obligations, where payment is delinquent or where charges are in dispute. Reserves are reevaluated and adjusted as information affecting the accounts is received. If circumstances change, recoverability of amounts due the Company could be materially affected.

Property, plant and equipment: The Company regularly reviews the carrying value of its fixed assets for impairment. Carrying values are estimated based on expected future cash flows and/or established market valuations of other similar assets. Depreciation is calculated using the straight-line method based on the estimated useful lives of the various asset classes. Reserves established for asset retirement obligations have not been significant.

Goodwill and intangible assets: Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis. The goodwill impairment test requires the Company to determine the fair value of its reporting units. The valuation is estimated based on access line and customer valuations and cash flow multiple valuations the Company considers appropriate in the current marketplace. If circumstances or assumptions supporting these estimates change, the carrying value of the Company's goodwill could be materially affected.

Income taxes: The Company estimates its income tax expense for each jurisdiction in which it operates. The process includes apportioning the Company's income among the jurisdictions, estimating current tax liabilities and establishing deferred tax assets and liabilities. Deferred taxes are calculated where the carrying amounts of assets and liabilities are different for financial and tax reporting purposes. Valuation allowances are recorded in the tax accounts for amounts management believes are not recoverable in future periods.

       New Accounting Standards
       ------------------------
       Effective January 1, 2003 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The FCC has notified the Company's ILEC subsidiaries that SFAS No. 143 will not be adopted for regulatory purposes. Current regulatory accounting requires ILECs to accrue for asset retirement obligations through prescribed depreciation rates. The amount of asset retirement obligations the Company is required to record under SFAS No. 143 is not significant. Adoption of the provisions of SFAS No. 143 did not have a material impact on the Company's financial position or operating results.

       In November 2002 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002. Adoption of these provisions did not have a material impact on the Company's financial position or results of operations.

       In June 2002 the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

       In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts made or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which became effective for the Company with this report. Adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial position.

       In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises the disclosures required for pension and other post-retirement benefit plans. The new disclosure requirements are reflected in the Company's Notes to Consolidated Financial Statements in this report as appropriate.

       In December 2003, the FASB issued a revised Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the assets, liabilities and results of operations of variable interest entities to be included in the Company's financial statements if the entities have certain financial characteristics. FIN No. 46 is effective for investments in special-purpose entities for periods ending after December 15, 2003, and for other types of entities for periods ending after March 15, 2004. Adoption of FIN No. 46 did not result in consolidation or change the Company's disclosures for any of the entities in which it maintains investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  /s/ Curtis A. Sampson                      /s/ Charles A. Braun
 ----------------------------                -----------------------------------
 Curtis A. Sampson                           Charles A. Braun
 Chairman and Chief Executive Officer        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Olsen Thielen & Co., Ltd.
Olsen Thielen & Co., Ltd.
February 13, 2004
St. Paul, Minnesota

                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                          ASSETS
                                                                                                          December 31
                                                                                              -----------------------------------
                                                                                                       2003                 2002
                                                                                              --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $   16,581,315       $   12,020,186
  Construction fund (Note 9)                                                                       3,240,073              662,232
  Accounts receivable (net of allowance for doubtful accounts of
    $538,000 and $716,000, respectively)                                                           4,140,052            4,819,174
  Materials, supplies and inventories, at average cost                                               944,099            1,175,587
  Other current assets                                                                               285,071              231,685
                                                                                              --------------       --------------
      TOTAL CURRENT ASSETS                                                                        25,190,610           18,908,864

PROPERTY, PLANT AND EQUIPMENT, net  (Notes 1 and 3)                                               43,088,106           56,665,798

INVESTMENTS AND OTHER ASSETS:
  Excess of cost over net assets acquired (Notes 1 and 4)                                         31,691,927           49,074,993
  Investment in Midwest Wireless Holdings LLC (Note 5)                                            13,349,155           16,232,707
  Investments in other unconsolidated affiliates (Note 6)                                          2,796,035            4,373,597
  Other investments (Notes 1 and 7)                                                                6,533,858            8,818,502
  Other assets (Notes 1 and 4)                                                                       409,664              411,499
                                                                                              --------------       --------------
      TOTAL OTHER ASSETS                                                                          54,780,639           78,911,298
                                                                                              --------------       --------------

TOTAL ASSETS                                                                                  $  123,059,355       $  154,485,960
                                                                                              ==============       ==============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt (Note 9)                                $    6,537,800       $    7,364,600
  Accounts payable (Note 12)                                                                       1,557,969            2,523,878
  Accrued expenses                                                                                 2,238,587            2,422,986
  Income taxes payable                                                                             1,541,830              879,417
                                                                                              --------------       --------------
     TOTAL CURRENT LIABILITES                                                                     11,876,186           13,190,881

LONG-TERM DEBT, less current portion (Note 9)                                                     57,529,378           75,147,560

DEFERRED INVESTMENT TAX CREDITS (Note 8)                                                               8,999               27,554

DEFERRED INCOME TAXES (Note 8)                                                                     4,902,870            5,866,754

DEFERRED COMPENSATION (Note 11)                                                                      698,254              976,179

COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST IN ALLIANCE TELECOMMUNICATIONS, CORP.                                                                17,027,697

STOCKHOLDERS' EQUITY: (Notes 1, 9 and 10)
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
    Convertible Series A, 220,100 shares issued and outstanding                                      220,100              220,100
  Common stock, par value $.01 per share; 10,000,000 shares authorized;
    3,515,482 and 3,455,067 shares issued and outstanding                                             35,155               34,551
  Additional paid-in capital                                                                      13,828,414           13,262,969
  Retained earnings                                                                               33,908,774           28,742,832
                                                                                              --------------       --------------
                                                                                                  47,992,443           42,260,452
  Accumulated other comprehensive income (loss) (Note 7)                                              51,225              (11,117)
                                                                                              --------------       --------------
     TOTAL STOCKHOLDERS' EQUITY                                                                   48,043,668           42,249,335
                                                                                              --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  123,059,355       $  154,485,960
                                                                                              ==============       ==============


See notes to consolidated financial statements.


                                           HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Year Ended December 31
                                                                                      ---------------------------------------------
                                                                                            2003             2002             2001
                                                                                      -----------      -----------      -----------
REVENUES FROM CONTINUING OPERATIONS:
  Local network                                                                       $ 6,117,238      $ 5,874,728      $ 5,577,680
  Network access                                                                       16,075,254       15,303,857       15,928,910
  Video services                                                                        3,579,773        3,698,790        3,529,627
  Internet services                                                                     2,647,156        1,944,911        1,591,408
  Other nonregulated services                                                           3,903,007        3,694,504        4,445,612
                                                                                      -----------      -----------      -----------
    TOTAL REVENUES                                                                     32,322,428       30,516,790       31,073,237
COSTS AND EXPENSES:
  Plant operations, excluding depreciation                                              4,516,711        4,080,416        3,874,509
  Depreciation and amortization                                                         7,851,511        7,987,650        9,521,086
  Customer operations                                                                   1,552,109        1,850,085        1,826,847
  General and administrative                                                            4,531,736        4,432,242        3,889,590
  Other operating expenses:
    Video service expenses                                                              3,026,613        3,183,933        2,841,134
    Internet expenses                                                                     910,900        1,019,121        1,003,623
    Other                                                                               1,976,202        1,321,972        1,447,222
                                                                                      -----------      -----------      -----------
    TOTAL COSTS AND EXPENSES                                                           24,365,782       23,875,419       24,404,011
                                                                                      -----------      -----------      -----------
OPERATING INCOME FROM CONTINUING OPERATIONS                                             7,956,646        6,641,371        6,669,226
OTHER INCOME (EXPENSES):
  Interest expense                                                                     (3,401,479)      (3,457,093)      (3,827,678)
  Income (loss) from investments in unconsolidated affilates:
      Midwest Wireless Holdings, LLC (Note 5)                                           2,148,444        2,261,420        1,152,574
      Other unconsolidated affiliates (Note 6)                                             96,299          (56,311)         336,039
  Interest and dividend income                                                            391,897          333,711          432,356
  Gain on sale of cable television systems (Note 14)                                    1,080,723
  Gain (loss) on sale of marketable securities (Note 7)                                                   (134,498)       3,659,055
                                                                                      -----------      -----------      -----------
    OTHER INCOME (EXPENSES), net                                                          315,884       (1,052,771)       1,752,346
                                                                                      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                                     8,272,530        5,588,600        8,421,572
Income tax expense (Note 8)                                                             3,316,000        2,483,000        4,162,000
                                                                                      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                              4,956,530        3,105,600        4,259,572
Minority interest in continuing operations of Alliance Telecommunications Corp.          (659,624)        (781,403)      (1,078,391)
                                                                                      -----------      -----------      -----------
INCOME FROM CONTINUING OPERATIONS                                                       4,296,906        2,324,197        3,181,181
DISCONTINUED OPERATIONS (Note 2):
  Income from operations of asset group distributed in split-up of Alliance
    Telecommunications Corporation, net of income taxes                                   988,748        1,956,900        2,110,255
  Minority interest in discontinued operations of Alliance Telecommunications Corp.      (316,399)        (626,208)        (675,282)
  Gain on split-up of Alliance Telecommunications Corp., net of income taxes              209,505
                                                                                      -----------      -----------      -----------
INCOME FROM DISCONTINUED OPERATIONS                                                       881,854        1,330,692        1,434,973
                                                                                      -----------      -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       5,178,760        3,654,889        4,616,154
Cumulative effect of change in accounting principle, net of income taxes and
  minority interest                                                                                     (3,146,569)
                                                                                      -----------      -----------      -----------
NET INCOME                                                                            $ 5,178,760      $   508,320      $ 4,616,154
                                                                                      ===========      ===========      ===========
BASIC NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle:
    Continuing operations                                                             $      1.23      $       .67      $       .92
    Discontinued operations                                                                   .25              .38              .41
  Cumulative effect of accounting change                                                                      (.90)
                                                                                      -----------      -----------      -----------
                                                                                      $      1.48      $       .15           $ 1.33
                                                                                      ===========      ===========      ===========
DILUTED NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle:
    Continuing operations                                                             $      1.14      $       .62      $       .85
    Discontinued operations                                                                   .23              .35              .38
  Cumulative effect of accounting change                                                                      (.84)
                                                                                      -----------      -----------      -----------
                                                                                      $      1.37      $       .13      $      1.23
                                                                                      ===========      ===========      ===========
AVERAGE SHARES OUTSTANDING (Notes 1 and 10):
  Common shares only                                                                    3,487,000        3,498,000        3,465,000
  Common and potential common shares                                                    3,765,000        3,770,000        3,763,000

See notes to consolidated financial statements.


                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                Year Ended December 31
                                                                             -----------------------------------------------------
                                                                                      2003                2002                2001
                                                                             -------------       -------------       -------------
Net income                                                                     $ 5,178,760           $ 508,320         $ 4,616,154

  Other comprehensive income (loss):

    Unrealized holding gains (losses) on marketable securities                      97,612            (304,758)          1,199,251
    Reclassification adjustment for losses (gains)
      included in net income                                                                           134,498          (3,659,055)
                                                                             -------------       -------------       -------------

  Other comprehensive income (loss) before income taxes                             97,612            (170,260)         (2,459,804)
                                                                             -------------       -------------       -------------
    Income tax expense (benefit) related to unrealized
      holding gains and losses on marketable securities                             39,053            (125,492)            492,948
    Income tax expense (benefit) related to reclassification
      adjustment for gains and losses included in net income                             0              53,799          (1,504,043)
                                                                             -------------       -------------       -------------
    Income tax expense (benefit) related to items of other
      comprehensive loss                                                            39,053             (71,693)         (1,011,095)
    Minority interest in other comprehensive loss of
      Alliance Telecommunications Corporation                                       (3,783)            (16,138)           (458,786)
                                                                             -------------       -------------       -------------
  Other comprehensive income (Ioss)                                                 62,342             (82,429)           (989,923)
                                                                             -------------       -------------       -------------

Comprehensive income                                                           $ 5,241,102           $ 425,891         $ 3,626,231
                                                                             =============       =============       =============

See notes to consolidated financial statements


                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                        Accumulated
                                     Preferred Stock        Common Stock       Additional                  Other
                                   -------------------- --------------------      Paid-in    Retained  Comprehensive
                                      Shares     Amount    Shares     Amount      Capital     Earnings Income (Loss)       Total
                                   ---------  --------- ---------   -------- ------------ ------------  -----------  ------------
BALANCE AT DECEMBER 31, 2000         221,300  $ 221,300 3,504,363   $ 35,044 $ 12,844,776 $ 24,945,512  $ 1,061,235  $ 39,107,867
  Net income                                                                                 4,616,154                  4,616,154
  Issuance of common stock under
    Employee Stock Purchase Plan                           11,626        116      136,998                                 137,114
  Issuance of common stock under
    Employee Stock Option Plan                             52,375        524      412,351                                 412,875
  Issuance of common stock in
    exchange for preferred stock      (1,200)    (1,200)    1,200         12        1,188                                       0
  Issuance of common stock to ESOP                         16,709        167      225,026                                 225,193
  Purchase and retirement of
    common stock                                         (109,704)    (1,097)    (407,369)    (859,521)                (1,267,987)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                         (989,923)     (989,923)
                                   ---------  --------- ---------   -------- ------------ ------------  -----------  ------------
BALANCE AT DECEMBER 31, 2001         220,100    220,100 3,476,569     34,766   13,212,970   28,702,145       71,312    42,241,293
  Net income                                                                                   508,320                    508,320
  Issuance of common stock under
    Employee Stock Purchase Plan                           11,578        116       96,827                                  96,943
  Issuance of common stock under
    Employee Stock Option Plan                             37,159        371      222,292                                 222,663
  Purchase and retirement of
    common stock                                          (70,239)      (702)    (269,120)    (467,633)                  (737,455)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                          (82,429)      (82,429)
                                   ---------  --------- ---------   -------- ------------ ------------  -----------  ------------
BALANCE AT DECEMBER 31, 2002         220,100    220,100 3,455,067     34,551   13,262,969   28,742,832      (11,117)   42,249,335
  Net income                                                                                 5,178,760                  5,178,760
  Issuance of common stock under
    Employee Stock Purchase Plan                           15,685        157      131,166                                 131,323
  Issuance of common stock under
    Employee Stock Option Plan                             34,836        348      299,572                                 299,920
  Issuance of common stock to
    Employee Stock Ownership Plan                          11,000        110      139,040                                 139,150
  Purchase and retirement of
    common stock                                           (1,106)       (11)      (4,333)     (12,818)                   (17,162)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                           62,342        62,342
                                   ---------  --------- ---------   -------- ------------ ------------  -----------  ------------
BALANCE AT DECEMBER 31, 2003         220,100  $ 220,100 3,515,482   $ 35,155 $ 13,828,414 $ 33,908,774  $    51,225  $ 48,043,668
                                   =========  ========= =========   ======== ============ ============  ===========  ============

See notes to consolidated financial statements.


                                     HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31
                                                                             -----------------------------------------------
                                                                                    2003             2002              2001
                                                                             ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $  5,178,760     $    508,320      $  4,616,154
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Noncash cumulative effect of change in accounting principle                                4,663,039
      Depreciation and amortization                                             8,798,414        9,963,888        11,318,010
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                               976,023           12,632         1,753,673
      Gain on split-up of Alliance Telecommunications Corporation                (348,505)
      Gains on sales of cable television systems                               (1,080,723)
      Gains on sales of marketable securities                                                                     (3,659,055)
      Noncash marketable securities impairment charge                                              134,498
      Income from Midwest Wireless Holdings LLC                                (2,533,703)      (2,928,251)       (1,474,865)
      Income from other unconsolidated affiliates                                (272,917)        (142,535)         (665,365)
      Cash distributions from Midwest Wireless Holdings LLC                       905,051          869,723           901,295
      Cash distributions from other unconsolidated affiliates                     239,544          166,292           423,581
      Noncash patronage refunds                                                  (192,669)        (260,233)         (270,793)
      Noncash investment income                                                                                      (48,325)
      Changes in assets and liabilities net of effects of
        discontinued operations:
        Accounts receivable                                                      (259,394)         (83,043)          812,491
        Materials, supplies and inventories                                        64,449           73,522          (423,436)
        Other current assets                                                      (64,130)         (45,234)          116,253
        Accounts payable                                                         (379,206)          26,074          (166,716)
        Accrued expenses                                                          547,399           13,317           155,083
        Income taxes payable                                                    1,361,111          119,804           335,697
        Deferred investment tax credits                                           (18,555)         (20,715)          (31,399)
        Deferred income taxes                                                       1,058              155           382,904
        Deferred compensation                                                      30,558           44,650            27,458
                                                                             ------------     ------------      ------------
          Net cash provided by operating activities                            12,952,565       13,115,903        14,102,645

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (3,912,756)      (9,265,040)      (10,618,722)
  Sales of marketable securities                                                                                   3,675,519
  Decrease (increase) in construction fund                                     (2,577,844)          97,702          (442,097)
  Proceeds from sales of cable television systems                               1,665,782
  Investments in other unconsolidated affiliates                                  (23,191)         (50,000)       (1,988,606)
  Purchases of other investments                                                 (443,742)      (1,301,265)         (366,643)
  Proceeds from other investments                                               1,538,423          799,880            63,240
  Increase in other assets                                                       (130,696)        (161,417)         (135,987)
  Cash effect of split-up of Alliance Telecommunications
    Corporation                                                                (5,214,465)
                                                                             ------------     ------------      ------------
         Net cash used in investing activities                                 (9,098,489)      (9,880,140)       (9,813,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                               (32,517,635)      (6,835,525)       (6,523,180)
  Proceeds from issuance of notes payable and long-term debt                   32,810,607        2,954,316         2,201,200
  Issuance of common stock                                                        431,243          319,606           549,989
  Purchase of stock                                                               (17,162)        (737,455)       (1,267,987)
                                                                             ------------     ------------      ------------
         Net cash provided by (used in) financing activities                      707,053       (4,299,058)       (5,039,978)
                                                                             ------------     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            4,561,129       (1,063,295)         (750,629)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 12,020,186       13,083,481        13,834,110
                                                                             ------------     ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 16,581,315     $ 12,020,186      $ 13,083,481
                                                                             ============     ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $  4,338,703     $  5,039,440      $  5,710,494
  Income taxes paid                                                             3,491,394        3,596,254         4,650,094

See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies and an engineering company. At December 31, 2003, the Company's subsidiaries provided telephone service to 29,882 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 9,109 subscribers in Minnesota and Wisconsin. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Prior to July 7, 2003 Alliance Telecommunications Corporation ("Alliance") was 68% owned by HCC. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI") of Garretson, South Dakota own the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code ("the split-up transactions'). In the split-up transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets (Note 2). The disclosures in the Notes for prior periods have been restated to reflect the Company's continuing operations.

Basis of presentation: The Company's operating results for the prior periods have been restated pursuant to the discontinued operations rules of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to reflect the effects of the split-up of Alliance Telecommunications Corporation. Certain other amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its subsidiaries ("HCC" or the "Company"). All material intercompany transactions and accounts have been eliminated.

Regulatory accounting: Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to accounting principles generally accepted in the United States of America as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

Estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates. The Company's financial statements are also affected by depreciation rates prescribed by regulators, which may result in different depreciation rates than for an unregulated enterprise.

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

Stock compensation: The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. These plans are described more fully in Note 10. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123 (see Note 10), net income and net income per share would have been as follows:

                                             2003          2002          2001
                                      ------------  ------------  ------------
Net income as reported                $  5,178,760  $    508,320  $  4,616,154
Less: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards                              (472,941)     (460,794)     (348,388)
                                      ------------  ------------  ------------
Pro forma net income                  $  4,705,819  $     47,526  $  4,267,766
                                      ============  ============  ============

Basic net income per share:
     As reported                      $       1.48  $        .15  $       1.33
     Pro forma                        $       1.35  $        .01  $       1.23
Diluted net income per share:
     As reported                      $       1.37  $        .13  $       1.23
     Pro forma                        $       1.25  $        .01  $       1.13

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

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses from continuing operations was $7,828,067, $7,986,565 and $7,690,347 for 2003, 2002 and 2001, respectively. .
Depreciation included in costs and expenses from discontinued operations was $938,095, $1,975,002 and $1,792,576 for 2003, 2002 and 2001, respectively.
Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Goodwill: In July, 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted these standards effective January 1, 2002. Under the new standards, goodwill is no longer amortized but is reviewed annually for impairment (Note 4).

Prior to the adoption of SFAS No. 142, goodwill was amortized on the straight-line method over periods ranging from fifteen to forty years. Amortization included in costs and expenses from continuing operations was $1,812,679 in 2001.

Investments in unconsolidated affiliates: The Company is a co-investor with other rural ILECS in Midwest Wireless Holdings LLC (Note 5) and several other partnerships and limited liability corporations (Note 6). The Company's percentage of ownership in these joint ventures ranges from 5% to 25%. The Company has board of director representation in each of these joint ventures and has the ability to influence their operations. The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company's share of operating income or losses from the respective operations.

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

Other assets: Other assets owned by the Company include cable television franchises, customer lists and other deferred charges. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life. Amortization included in expenses from continuing operations was $23,444, $1,085 and $18,060 for 2003, 2002 and 2001, respectively (Note 4).

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt. Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt (including the current portion) was $62,334,000 and $83,883,000 at December 31, 2003 and 2002, respectively.
Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

New accounting principles: Effective January 1, 2003 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". The statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and an associated asset retirement cost. The statement applies to tangible long-lived assets, including individual assets, functional groups of related assets and significant parts of assets. It covers a company's legal obligations resulting from the acquisition, construction, development or normal operation of a capital asset. The FCC has notified the Company's ILEC subsidiaries that SFAS No. 143 will not be adopted for regulatory purposes. Current regulatory accounting requires ILECs to accrue for asset retirement obligations through prescribed depreciation rates. The amount of asset retirement obligations the Company is required to record under SFAS No. 143 is not significant. Adoption of the provisions of SFAS No. 143 did not have a material impact on the Company's financial position or operating results.

In November 2002 the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective on December 31, 2002, but did not require any additional disclosures on the part of the Company. The recognition provisions of the interpretation effective for 2003 are applicable only to guarantees issued or modified after December 31, 2002. Adoption of these provisions did not have a material impact on the Company's financial position or results of operations.

In June 2002 the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the entity committed to an exit plan. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting and reporting for derivative instruments. SFAS No. 149 is effective for contracts made or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which became effective for the Company with this report. Adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises the disclosures required for pension and other post-retirement benefit plans. The new disclosure requirements are reflected in the Company's Notes to Consolidated Financial Statements in this report as appropriate.

In December 2003, the FASB issued a revised Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the assets, liabilities and results of operations of variable interest entities to be included in the Company's financial statements if the entities have certain financial characteristics. FIN No. 46 is effective for investments in special-purpose entities for periods ending after December 15, 2003, and for other types of entities for periods ending after March 15, 2004. Adoption of FIN No. 46 did not result in consolidation or change the Company's disclosures for any of the entities in which it maintains investments.

NOTE 2 - SPLIT-UP OF ALLIANCE TELECOMMUNICATIONS CORPORATION
------------------------------------------------------------
Effective July 7, 2003, Alliance was reorganized under Section 355 of the Internal Revenue Code. As a result of the split-up transactions, Golden West exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all the remaining Alliance operations and assets. The Company's operating results have been restated to separately reflect the continuing and discontinued Alliance operations. The effect of the split-up transactions on recorded assets and liabilities at the split-up date was as follows:

 Fair value of net assets transferred in split-up transactions $ 12,351,908 Gain on split-up transactions (348,505) Noncash change in recorded assets and liabilities:
 Property, plant and equipment                     $ (9,339,881)
 Excess of cost over net assets acquired            (13,315,447)
 Investment in Midwest Wireless Holdings, LLC        (4,500,496)
 Investments in other unconsolidated affiliates      (1,634,126)
 Other investments                                   (2,209,494)
 Other assets                                          (122,635)
 Noncash current assets                              (1,116,302)
 Current liabilities                                  3,597,049
 Long-term debt, less current portion                17,018,954
 Deferred income taxes                                1,387,994
 Deferred compensation                                  308,483
 Minority stockholders interest in Alliance
   Telecommunications Corp. net assets transferred    3,136,963    (6,788,938)
                                                   ------------  -------------
 Cash transferred in split-up transactions                       $  5,214,465
                                                                 =============

Summarized balance sheet information for the discontinued operations that was included in the balance sheet at December 31, 2002 was as follows:

         Cash                                                   $   2,428,061
         Other current assets                                       1,466,404
         Property, plant and equipment, net                        10,021,081
         Excess of cost over net assets acquired, net              13,315,447
         Investment in Midwest Wireless Holdings, LLC               4,262,316
         Investments in other unconsolidated affiliates             1,443,496
         Other investments                                          2,502,593
         Other assets                                                 121,637
         Current liabilities                                       (2,398,781)
         Long-term debt                                           (17,583,631)
         Deferred compensation                                       (312,377)
         Deferred taxes                                            (1,387,286)
                                                                -------------
         Net assets                                             $  13,878,960
                                                                =============

Operating results for the discontinued operations in the respective periods of 2003, 2002 and 2001 were as follows:


                                                                    Six Months Ended        Twelve Months Ended
                                                                          June 30               December 31
                                                                       -----------      ---------------------------
                                                                             2003             2002            2001
                                                                       -----------      -----------     -----------
Revenues                                                               $ 4,750,877      $ 9,204,856     $ 9,559,675
Operating costs and expenses                                             2,919,858        5,804,474       5,707,885
                                                                       -----------      -----------     -----------
Operating income                                                         1,831,019        3,400,382       3,851,790

Other income and (expenses):
  Interest expense                                                        (680,059)      (1,269,706)     (1,474,380)
  Income from investments in unconsolidated affilates:
    Midwest Wireless Holdings, LLC                                         385,259          666,831         322,291
    Other unconsolidated affiliates                                        176,618          198,846         329,326
  Interest and dividend income                                              45,911          147,547         240,228
                                                                       -----------      -----------     -----------
    Other expense, net                                                     (72,271)        (256,482)       (582,535)

Income before income taxes and minority interest                         1,758,748        3,143,900       3,269,255

Income tax expense                                                         770,000        1,187,000       1,159,000
                                                                       -----------      -----------     -----------
Income before minority interest                                            988,748        1,956,900       2,110,255

Minority interest in discontinued operations of
  Alliance Telecommunications Corp.                                       (316,399)        (626,208)       (675,282)
Gain on split-up of Alliane Telecommunications
  Corp., net of income taxes                                               209,505
                                                                       -----------      -----------     -----------
Income from discontinued operations                                    $   881,854      $ 1,330,692     $ 1,434,973
                                                                       ===========      ===========     ===========

The Company accounted for this transaction using the purchase method. The Company recognized a gain on the transaction to the extent that the fair value of the assets transferred to Golden West and ACCI exceeded book value. The gain was recorded as follows:

  Fair value of the Company's 68% ownership interest
   in assets and liabilities transferred to Golden West
   and ACCI in split-up transaction                             $ 12,351,908
  Less:  Recorded value of assets and liabilities transferred
   to Golden West and ACCI in split-up transaction               (12,003,403)
                                                                ------------
  Gain on disposal before income taxes                               348,505
  Deferred income tax expense                                       (139,000)
                                                                ------------
         Net gain                                               $    209,505
                                                                ============

The acquisition of the minority interest in Alliance's continuing operations was recorded as follows:

Fair value of the Company's 68% ownership interest
  in assets and liabilities transferred to Golden West
  and ACCI in split-up transaction                              $ 12,351,908
Less:  Recorded value of minority interest in assets and
  liabilities of continuing operations, excluding goodwill        (3,866,902)
                                                                ------------
Excess of fair value over book value                            $  8,485,006
                                                                ============

Excess of fair value over book value allocated to plant assets,
  net of related deferred taxes                                 $    576,000
Excess of fair value over book value allocated to goodwill         7,909,006

The allocation of the excess fair value is based on management's best estimate, pending appraisal results.

Immediately prior to the split-up Sioux Valley Telephone Company and Hills Telephone Company paid dividends to Alliance totaling $12,849,000. The dividend proceeds were applied to repay a portion of Alliance's acquisition loan from CoBank. Concurrent with the split-up, the balance of Alliance's debt to CoBank and the balance of the Company's debt to Rural Telephone Finance Cooperative ($3,047,000 at June 30, 2003) were retired using proceeds from a new $26,813,000 term loan from CoBank to Hector Communications Corporation.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                            December 31
                                   Estimated       ----------------------------
                                  useful life             2003            2002
                                 ------------      -------------   ------------
     Land                                          $    483,371    $    634,160
     Buildings                    5-40 years          5,697,302       6,658,469
     Machinery and equipment      3-15 years          3,431,762       4,032,923
     Furniture and fixtures       5-10 years          2,008,349       2,221,407
     Telephone plant              5-33 years         76,879,020      91,153,581
     Cable television plant       10-15 years         9,010,989      10,445,523
     Construction in progress                           663,753         400,533
                                                   ------------    ------------
                                                     98,174,546     115,546,596
         Less accumulated depreciation               55,086,440      58,880,798
                                                   ------------    ------------
                                                   $ 43,088,106    $ 56,665,798
                                                   ============    ============

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
---------------------------------------
Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis.

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

In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using used the same valuation methodology the Company used to negotiate the breakup of Alliance. The valuation is an average of access line and customer valuations and cash flow multiple valuations considered appropriate in the current marketplace. The Company believes the valuations placed on these units are consistent with values placed on properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results.

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



                                                            Hector             Alliance         Consolidated
                                                     -----------------   ----------------    ----------------
Balance December 31, 2001                            $        623,721    $    53,039,029     $    53,662,750
Impairment loss                                              (228,447)        (4,359,310)         (4,587,757)
                                                     -----------------   ----------------    ----------------
Balance December 31, 2002                                     395,274         48,678,719          49,074,993
Cable television system sales                                                   (970,673)           (970,673)
Split-up of Alliance Telecommunications
  Corporation:
  Goodwill included in discontinued operations                               (13,315,447)        (13,315,447)
  Eliminate previously recorded goodwill related
    to the minority interest acquired                                        (11,005,952)        (11,005,952)
  Excess fair value allocated to goodwill in
    acquisition of minority interest                                           7,909,006           7,909,006
                                                     -----------------   ----------------    ----------------
Balance December 31, 2003                            $        395,274    $    31,296,653     $    31,691,927
                                                     =================   ================    ================

The Company's other intangible assets consist of deferred loan origination fees, cable television franchises and internet customer lists. Amortization expense for the next five years is estimated as follows: 2004 - $38,900, 2005 - $38,900, 2006 - $38,400, 2007 - $36,000, 2008 - $17,200.

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

Changes in the Company's intangible assets by segment are as follows:

                                           Hector                Alliance
                                        -----------    ----------------------------
                                         Intangible      Intangible
                                           Assets          Assets      Other Assets     Consolidated
                                       ------------    ------------    ------------     ------------
 Balance at December 31, 2001          $     77,060    $          -    $    250,625     $    327,685
 Additions                                    7,700          98,358          54,123          160,181
 Amortization                                (1,085)              -               -           (1,085)
 Impairment loss                            (75,282)              -               -          (75,282)
                                       ------------    ------------    ------------     ------------
 Balance at December 31, 2002                 8,393          98,358         304,748          411,499
 Additions                                  167,845                                          167,845
 Disposals                                                                  (14,993)         (14,993)
 Amortization                               (10,592)        (21,460)                         (32,052)
 Distributed in Alliance split-up                                          (122,635)        (122,635)
                                       ------------    ------------    ------------     ------------
 Balance at December 31, 2003          $    165,646    $     76,898    $    167,120     $    409,664
                                       ============    ============    ============     ============



The following table provides a reconciliation of reported net income to pro forma net income, including net income per share information, for the periods ended December 31, 2003, 2002 and 2001 as if the provisions of SFAS 142 had been effective January 1, 2001:

                                             2003          2002          2001
                                       -----------   -----------    -----------
Net income as reported                 $ 5,178,760   $   508,320    $ 4,616,154
     Amortization                                                     1,833,851
     Midwest Wireless amortization                                      468,609
     Midwest Wireless goodwill                                          252,780
     Income tax expense                                                (289,000)
     Minority interest                                                 (669,282)
                                       -----------   -----------    -----------
Pro forma net income                   $ 5,178,760   $   508,320    $ 6,213,112
                                       ===========   ===========    ===========

Basic net income per share:
     As reported                       $      1.48   $       .15    $      1.33
     Pro forma                         $      1.48   $       .15    $      1.79
Diluted net income per share
     As reported                       $      1.37   $       .13    $      1.23
     Pro forma                         $      1.37   $       .13    $      1.65


NOTE 5 - MIDWEST WIRELESS HOLDINGS LLC
--------------------------------------
At December 31, 2003 the Company owned 8.0% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The Company actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. The Company influences Midwest Wireless policies and procedures applying to administration, planning and budgeting, cell siting, technology selection, roaming agreements, affiliation agreements, marketing and customer service, financing, accounting policies and financial reporting and disclosure policies and the timing of financial reports. The Company's ownership is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. The excess of cost over the Company's share of equity in Midwest Wireless at the time of acquisition was $5,595,000 at December 31, 2003. Excess cost was amortized in 2001 on the straight-line method over periods ranging from twenty-five to forty years. Amortization expense was $179,000 in 2001. At December 31, 2003, the Company's cumulative share of income from Midwest Wireless was $10,692,000, of which $6,468,000 was undistributed.

Midwest Wireless has loan agreements with the Rural Telephone Finance Cooperative ("RTFC") that restrict distributions to members. At December 31, 2003, under these covenants Midwest Wireless could not make distributions to members except for amounts necessary to pay income taxes.

Summarized audited financial information for Midwest Wireless for 2003, 2002 and 2001 is as follows:

                                        Year Ended December 31
                                   2003             2002              2001
                         ---------------   --------------    --------------
Current assets           $    15,927,067   $   12,445,979    $   17,409,300
Noncurrent assets            360,331,919      305,838,514       285,615,880
Current liabilities           36,133,737       56,909,149        48,394,693
Noncurrent liabilities       172,862,375      115,446,843       130,528,309
Minority interest             11,617,812        9,428,619         6,913,996
Members' equity              155,645,062      136,499,882       117,188,182
Revenues                     179,563,840      162,697,183       140,538,515
Expenses                     152,868,437      134,583,663       123,950,155
Net income                    26,695,403       28,113,520        16,588,360

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES
-------------------------------------------------
The Company is a co-investor with other rural ILECS in several other partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company's ownership percentage, current investment and income or loss from these investments in 2003, 2002 and 2001:

                                                                   Book Value at
                                                              December 31                     Income (Loss) on Investment
                                       Ownership      --------------------------      -----------------------------------------
                                        Interest           2003            2002           2003            2002            2001
                                      ----------     -----------     -----------      ---------       ---------       ---------
 Broadband Visions                         17.3%     $   683,973     $   698,155      $ (14,182)       $ (2,190)         $ (949)
 Communications Mgmt Grp                    6.5%         196,300         176,242         20,058          (7,172)        (56,134)
 Desktop Media                             10.0%         159,964         375,000       (167,036)       (125,000)
 Northern Transport Group                  20.0%         314,579         353,439        (38,860)        (40,621)        121,204
 NW Minnesota Spec Access                   5.3%          67,725          88,612         19,113          16,032          53,232
 South Central Switching                   25.0%                         101,399          1,894          13,039          41,906
 Val-Ed Joint Venture                      18.1%       1,151,302         923,561        236,813          28,838         150,671
 West Central Transport                     5.0%         222,192         213,693         38,499          60,763          53,533
 Wireless North                            10.4%               -               -                                        (27,424)
                                                     -----------     -----------      ---------       ---------       ---------
 Investments owned by
   continuing operations                               2,796,035       2,930,101         96,299         (56,311)        336,039
 Investments owned by
   discontinued operations                                             1,443,496        176,618         198,846         329,326
                                                     -----------     -----------      ---------       ---------       ---------
                                                     $ 2,796,035     $ 4,373,597      $ 272,917       $ 142,535       $ 665,365
                                                     ===========     ===========      =========       =========       =========



NOTE 7 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS
----------------------------------------------------------------
Marketable securities consist principally of equity securities of other telecommunications companies obtained by the Company's subsidiaries in sales of investments in wireless telephone partnerships. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 2003 and December 31, 2002. The cost and fair values of available-for-sale investment securities were as follows:
                                         Gross        Gross
                                     Unrealized   Unrealized        Fair
                           Cost          Gains       Losses        Value
                       ---------      ---------    ---------    ---------
December 31, 2003      $ 126,482      $ 100,529    $ (15,165)   $ 211,846
December 31, 2002      $ 126,482      $  21,292    $ (33,540)   $ 114,234

Net unrealized gains on marketable securities, net of related deferred taxes and minority interest, are included in stockholders' equity as accumulated other comprehensive income (loss) at December 31, 2003 and 2002 as follows:

                            Net       Deferred                 Accumulated
                       Unrealized       Income     Minority   Comprehensive
                     Gains(Losses) Taxes Interest Income(Loss)
                       ---------      ---------    ---------    ---------
December 31, 2003      $  85,364      $ (34,139)   $       -    $  51,225
December 31, 2002      $ (12,248)     $   4,914    $  (3,783)   $ (11,117)

These amounts have no cash effect and are not included in the statement of cash flows.

During 2002 the Company determined that its investment in certain available-for-sale securities was permanently impaired. Due to the impairment, the Company reduced the cost basis of its marketable securities by $134,500 and recorded a charge against net income.

Gross proceeds from sales of available-for-sale securities were $3,676,000 in 2001. Gross realized gains on sales of securities were $3,659,000 in 2001. Realized gains on sales are based on the difference between net sales proceeds and the book value of the securities sold, using the specific identification method.


NOTE 8 - INCOME TAXES
---------------------
Before completion of the split-up of Alliance Telecommunications Corporation, Hector Communications Corporation and its wholly owned subsidiaries filed a consolidated tax return separate from the consolidated return for Alliance and its subsidiaries. Since the split-up date all subsidiary companies are included in Hector's consolidated return. Income tax expenses (benefits) from continuing operations on the last three years were:

                                            Year Ended December 31
                                  -----------------------------------------
                                        2003           2002           2001
                                  -----------   ------------    -----------
Currently payable taxes:
     Federal                      $ 2,434,000    $ 1,483,000    $ 3,154,000
     State                          1,039,000        803,000        943,000
                                  -----------    -----------    -----------
                                    3,473,000      2,286,000      4,097,000

Deferred income taxes (benefit)      (138,000)       218,000         96,000
Deferred investment tax credits       (19,000)       (21,000)       (31,000)
                                  -----------    -----------    -----------
                                  $ 3,316,000    $ 2,483,000    $ 4,162,000
                                  ===========    ===========    ===========

Deferred tax assets and liabilities as of December 31 related to the following:

                                                       2003           2002
                                                 -----------    -----------
Deferred tax liabilities:
     Accelerated depreciation                    $ 4,766,870    $ 6,158,754
     Partnership and LLC investments               1,329,000        903,000
     Marketable securities                            39,000          1,000
     Other                                           137,000              -
                                                 -----------    -----------
                                                   6,271,870      7,062,754
Deferred tax assets:
     Deferred compensation                           274,000        376,000
     Intangibles                                     200,000        238,000
     Accrued expenses                                261,000        272,000
     Bad debts                                       213,000        255,000
     Other                                           421,000         55,000
                                                 -----------    -----------
                                                   1,369,000      1,196,000
                                                 -----------    -----------
Net deferred tax liability                       $ 4,902,870    $ 5,866,754
                                                 ===========    ===========

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                 Year Ended December 31
                                              ---------------------------
                                                2003      2002      2001
                                              -------   -------   -------
Tax at U.S. statutory rate                      35.0%     35.0%     35.0%
Surtax exemption                                 (.9)     (1.0)     (1.0)
State income taxes, net of federal benefit       6.2      11.5       7.7
Excess of cost over net assets acquired            -         -       7.1
Investment tax credits                           (.2)      (.4)      (.4)
Other                                              -       (.7)      1.0
                                              -------   -------   -------
Effective tax rate                              40.1%     44.4%     49.4%
                                              =======   =======   =======

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT
-----------------------------------------

                                                                                 December 31
                                                                      ------------------------------
                                                                             2003             2002
                                                                      ------------      ------------
Notes payable to CoBank by Hector Communications
  Corporation in quarterly installments, average interest rate
  of 4.4%, due 2004 to 2013                                           $ 26,125,000
Notes payable to CoBank by Alliance Telecommunications
  Corporation                                                                           $ 38,186,000
Rural Utilities Service ("RUS") and Rural Telephone
  Bank ("RTB") mortgage notes, payable by telephone
  company subsidiaries in monthly and quarterly
  installments, average rate of 5.0%, due 2004 to 2028                  37,239,260        39,953,618
Notes payable to Rural Telephone Finance Cooperative                                       3,157,051
Notes payable to former owners of Felton Telephone
  Company by Hector Communications Corporation in
  monthly installments, interest rate of 8.25%, due 2005                   702,918         1,215,491
                                                                      ------------      ------------
                                                                        64,067,178        82,512,160
Less current portion                                                     6,537,800         7,364,600
                                                                      ------------      ------------
                                                                      $ 57,529,378      $ 75,147,560
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

Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. At December 31, 2003, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $13,299,000 to finance specific construction activities in future years.

Alliance had a term loan agreement with CoBank which was used to fund the acquisition of Ollig Utilities Company. As part of the Alliance split-up transaction, the original acquisition loan was repaid with funds from a new term loan to HCC from CoBank. As a condition of maintaining the loan, the Company owns stock in the bank. At December 31, 2003, investment in CoBank stock was $2,555,000.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refunds included in continuing operations were $219,000, $194,000 and $210,000 in 2003, 2002 and 2001, respectively. Approximately 50% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company's subsidiaries secure CoBank's loan. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 4.4% at December 31, 2003. Principal payments are made quarterly and will continue until April 2013.

The amount of dividends on common stock that may be paid by the subsidiaries to the Company is limited by certain financial covenants set forth in the RUS, RTB and CoBank mortgages. At December 31, 2003, $11,863,000 of subsidiaries' retained earnings was available for dividend payments to HCC. At December 31, 2003, $32,614,000 of HCC's retained earnings were not available to pay dividends to shareholders due to restrictions in the debt agreements.

The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2004 are $4,387,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

Until July 7, 2003 the Company had a term loan and a $5,000,000 revolving line of credit from Rural Telephone Finance Cooperative ("RTFC"). Part of the proceeds of the Company's new term loan from CoBank was used to repay the RTFC loan and terminate the revolving line of credit.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                   2004                           $   6,537,800
                   2005                               6,340,900
                   2006                               6,451,800
                   2007                               6,650,000
                   2008                               6,847,700

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------
Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with stock option plans under which 1,100,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 3,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2003, 273,833 shares were available to be issued under the plans. Changes in outstanding employee and director stock options during the three years ended December 31, 2003 are as follows:

                                                        Average
                                          Number of  exercise price
                                             shares    per share
                                            -------    ---------
Outstanding at December 31, 2000            349,075    $    9.83
                  Granted                   105,550        10.28
                  Exercised                 (64,800)        7.79
                  Canceled                     (750)       10.84
                                            -------    ---------
Outstanding at December 31, 2001            389,075        10.29
                  Granted                   111,800        13.27
                  Exercised                 (53,800)        8.24
                  Canceled                     (900)       11.91
                                            -------    ---------
Outstanding at December 31, 2002            446,175        11.28
                  Granted                   115,850        12.18
                  Exercised                 (67,125)       10.22
                  Canceled                  (23,583)       11.86
                                            -------    ---------
Outstanding at December 31, 2003            471,317    $   11.62
                                            =======    =========

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2003, 373,800 stock options are currently exercisable at an average price of $11.42 per share. The following table summarizes the status of stock options outstanding at December 31, 2003 :

                                         Weighted Average       Weighted
                                             Remaining           Average
Range of Exercise Prices        Shares      Option Life      Exercise Price
------------------------      --------      -----------      --------------
$ 6.87 to $ 9.99                48,800         .6 years          $     8.57
$10.00 to $12.00               265,267        2.9 years               11.22
$12.01 to $14.43               157,250        4.4 years               13.26

At the 2003 Annual Meeting shareholders adopted the 2003 Employee Stock Purchase Plan ("ESPP"), for which 100,000 shares are reserved. Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. At December 31, 2003 employees had subscribed to purchase an additional 12,400 shares in the current plan cycle ending August 31, 2004. Shares issued to employees under the 1990 Employee Stock Purchase Plan were 15,685, 11,578 and 11,626 for the plan years ended August 31, 2003, 2002 and 2001, respectively.

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

                                          Year Ended December 31
                                ---------------------------------------------
                                      2003             2002             2001
                                -----------      -----------      -----------
Net income                      $ 4,705,819      $   47,526       $ 4,267,766
Basic net income per share      $      1.35      $      .01       $      1.23
Diluted net income per share    $      1.25      $      .01       $      1.13

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:

                                               Year Ended December 31
                                       --------------------------------------
                                            2003          2002          2001
                                       ----------    ----------    ----------
Expected volatility                         29.6%         29.8%         29.3%
Risk free interest rate                      2.9%          4.6%          4.7%
Expected holding period - employees       4 years       4 years       4 years
Expected holding period - directors       7 years       7 years       7 years
Dividend yield                                 0%            0%            0%

Pro forma stock-based compensation cost was $472,941, $460,794 and $348,388 in 2003, 2002 and 2001, respectively. Fair value of all options issued was $453,450, $515,360 and $358,950 in 2003, 2002 and 2001, respectively.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company purchased and retired 1,106, 70,239 and 109,704 shares in 2003, 2002 and 2001 respectively. Cost of the repurchased shares was $17,000, $737,000 and $1,268,000 in 2003, 2002 and 2001 respectively. At December 31, 2003, 215,000 shares could be repurchased under outstanding Board authorizations.

Effective August 1, 1990, the Board of Directors adopted an employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $284,600, $139,200 and $133,200 for 2003, 2002 and 2001, respectively. At December 31, 2003, the ESOP held 86,138 shares of the

Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation and its subsidiaries participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation did not participate in the plan in 2002 and 2001. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

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

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company's continuing operations for 2003, 2002 and 2001 were approximately $166,000, $181,000 and $178,000 respectively.

In 2002 and 2001, employees of Alliance who met certain age and service requirements were eligible to participate in a profit sharing plan. The plan was terminated in 2003 and employees of Alliance's continuing operations now participate in the Company's ESOP. Contributions to the plan by the Company's continuing operations in 2002 and 2001 were $235,000 and $207,000 respectively.

Alliance had a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. Under the terms of the split-up agreement, the Company is responsible for 68% of the remaining deferred compensation, Golden West is responsible for 20% and ACCI is responsible for 12%. Deferred compensation expense included in continuing operations under the plan was $98,000, $94,000 and $82,000 in 2003, 2002 and 2001 respectively. Payments made under the agreement by the Company's continuing operations were $63,000 in each of the last three years.

NOTE 12 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $208,000, $186,000 and $286,000 in 2003, 2002 and 2001 respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $229,000 and $74,000 at December 31, 2003 and 2002, respectively.


NOTE 13 - SEGMENT INFORMATION

The Company is organized into two business segments: Hector Communications Corporation and its subsidiaries, and Alliance Telecommunications Corporation and its subsidiaries. No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information is as follows:

                                                                      Hector           Alliance      Consolidated
                                                               --------------     --------------   ---------------
Year Ended December 31, 2003
----------------------------
Revenues from continuing operations                           $     9,954,322    $    22,368,106  $     32,322,428
Costs and expenses                                                  8,166,569         16,199,213        24,365,782
                                                               --------------     --------------   ---------------
Operating income from continuing operations                         1,787,753          6,168,893         7,956,646
Interest expense                                                   (1,420,001)        (1,981,478)       (3,401,479)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      803,096          1,345,348         2,148,444
   Other unconsolidated affiliates                                     26,991             69,308            96,299
Interest and dividend income                                          110,994            280,903           391,897
Gain on sale of cable television systems                                               1,080,723         1,080,723
                                                               --------------     --------------   ---------------
Income from continuing operations before
   income taxes and minority interest                         $     1,308,833    $     6,963,697  $      8,272,530
                                                               ==============     ==============   ===============
Depreciation and amortization:
  Continuing operations                                       $     2,993,511    $     4,858,000  $      7,851,511
  Continuing operations - charged to interest expense                   8,607                201             8,808
  Discontinued operations                                                                938,095           938,095
                                                               --------------     --------------   ---------------
                                                              $     3,002,118    $     5,796,296  $      8,798,414
                                                               ==============     ==============   ===============
Total assets                                                  $    38,256,910    $    84,802,445  $    123,059,355
                                                               ==============     ==============   ===============
Capital expenditures:
  Continuing operations                                       $     1,397,656    $     2,258,205  $      3,655,861
  Discontinued operations                                                                256,895           256,895
                                                               --------------     --------------   ---------------
                                                              $     1,397,656    $     2,515,100  $      3,912,756
                                                               ==============     ==============   ===============
Year Ended December 31, 2002
----------------------------
Revenues from continuing operations                           $     9,466,013    $    21,050,777  $     30,516,790
Costs and expenses                                                  8,541,209         15,334,210        23,875,419
                                                               --------------     --------------   ---------------
Operating income from continuing operations                           924,804          5,716,567         6,641,371
Interest expense                                                     (891,553)        (2,565,540)       (3,457,093)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      844,403          1,417,017         2,261,420
   Other unconsolidated affiliates                                     46,892           (103,203)          (56,311)
Interest and dividend income                                          135,169            198,542           333,711
Loss on marketable securities                                                           (134,498)         (134,498)
                                                               --------------     ---------------  ----------------
Income from continuing operations before
   income taxes and minority interest                         $     1,059,715    $     4,528,885  $      5,588,600
                                                               ==============     ==============   ===============
Depreciation and amortization:
  Continuing operations                                       $     3,139,678    $     4,847,972  $      7,987,650
  Continuing operations - charged to interest expense                                      1,236             1,236
  Discontinued operations                                                              1,975,002         1,975,002
                                                               --------------     --------------   ---------------
                                                              $     3,139,678    $     6,824,210  $      9,963,888
                                                               ==============     ==============   ===============
Total assets:
  Continuing operations                                       $    30,564,628    $    88,537,026  $    119,101,654
  Discontinued operations                                                             35,384,306        35,384,306
                                                               --------------     --------------   ---------------
                                                              $    30,564,628    $   123,921,332  $    154,485,960
                                                               ==============     ==============   ===============
Capital expenditures:
  Continuing operations                                       $     2,608,523    $     5,120,598  $      7,729,121
  Discontinued operations                                                              1,535,919         1,535,919
                                                               --------------     --------------   ---------------
                                                              $     2,608,523    $     6,656,517  $      9,265,040
                                                               ==============     ==============   ===============


                                                                      Hector           Alliance      Consolidated
                                                               --------------     --------------  ----------------
Year Ended December 31, 2001
Revenues from continuing operations                           $     9,807,109    $    21,266,128  $     31,073,237
Costs and expenses                                                  8,167,467         16,236,544        24,404,011
                                                               --------------     --------------  ----------------
Operating income from continuing operations                         1,639,642          5,029,584         6,669,226
Interest expense                                                     (903,875)        (2,923,803)       (3,827,678)
Income from unconsolidated affiliates:
   Midwest Wireless Holdings LLC                                      467,708            684,866         1,152,574
   Other unconsolidated affiliates                                     93,581            242,458           336,039
Interest and dividend income                                          263,542            168,814           432,356
Gain on sale of marketable securities                                                  3,659,055         3,659,055
                                                               --------------     --------------  ----------------
Income from continuing operations before
  income taxes and minority interest                          $     1,560,598    $     6,860,974  $      8,421,572
                                                               ==============     ==============  ================

Depreciation and amortization:
  Continuing operations                                       $     3,178,259    $     6,342,827  $      9,521,086
  Continuing operations - charged to interest expense                                      1,236             1,236
  Discontinued operations                                                              1,795,688         1,795,688
                                                               --------------     --------------   ---------------
                                                              $     3,178,259    $     8,139,751  $     11,318,010
                                                               ==============     ==============   ===============
Total assets:
  Continuing operations                                       $    31,030,867    $    91,296,203  $    122,327,070
  Discontinued operations                                                             35,923,983        35,923,983
                                                               --------------     --------------   ---------------
                                                              $    31,030,867    $   127,220,186  $    158,251,053
                                                               ==============     ==============   ===============

Capital expenditures:
  Continuing operations                                       $     3,984,562    $     4,634,739  $      8,619,301
  Discontinued operations                                                              1,999,421         1,999,421
                                                               --------------     --------------   ---------------
                                                              $     3,984,562    $     6,634,160  $     10,618,722
                                                               ==============     ==============   ===============

NOTE 14 - SALES OF CABLE TELEVISION SYSTEMS

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

     Sales Price                                            $       2,395,032
     Less:  Property, plant and equipment (net)                      (343,636)
     Less:  Intangible assets (goodwill)                             (970,673)
                                                            -----------------
     Gain on sale of cable assets                           $       1,080,723
                                                            =================

(b) SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                                                Quarter Ended
                                                               March 31      June 30      Sept 30        Dec 31
------------------------------------------------------------------------------------------------------------------

                           2003
Revenues from continuing operations                          $    8,033   $    8,054   $    8,107      $   8,128
Operating income from continuing operations                       1,832        1,820        2,120          2,184
Income from continuing operations                                   732        1,290        1,008          1,267
Income from discontinued operations                                 395          278          209
Net income                                                        1,127        1,568        1,217          1,267
Basic net income per share:
  Continuing operations                                      $     .21    $      .37   $      .29      $     .36
  Discontinued operations                                          .11           .08          .06
                                                              ---------    ---------    ---------       --------
                                                             $     .32    $      .45   $      .35      $     .36
                                                              ========     =========    =========       ========
Diluted net income per share:
  Continuing operations                                      $     .20    $      .34   $      .27      $     .33
  Discontinued operations                                          .10           .08          .05
                                                              ---------    ---------    ---------       --------
                                                             $     .30    $      .42   $      .32      $     .33
                                                              ========     =========    =========       ========


                           2002
Revenues from continuing operations                          $    7,544   $    7,223   $    8,299      $   7,451
Operating income from continuing operations                       1,795        1,170        2,629          1,047
Income from continuing operations                                   755          365        1,087            118
Income from discontinued operations                                 330          372          242            386
Income before cumulative effect of
  change in accounting principle                                  1,085          737        1,329            504
Cumulative effect of change in accounting principle              (3,147)
Net income (loss)                                                (2,062)         737        1,329            504
Basic net income (loss) per share:
  Continuing operations                                      $     .22    $      .10   $      .31      $     .03
  Discontinued operations                                          .09           .11          .07            .11
  Cumulative effect of accounting change                          (.90)
                                                              ---------    ---------    ---------       --------
                                                             $    (.59)   $      .21   $      .38      $     .14
                                                              =========    =========    =========       ========
Diluted net income (loss) per share:
  Continuing operations                                      $     .20    $      .09   $      .29      $     .03
  Discontinued operations                                          .09           .10          .06            .11
  Cumulative effect of accounting change                          (.84)
                                                              ---------    ---------    ---------       --------
                                                             $    (.55)   $      .19   $      .35      $     .14
                                                              =========    =========    =========       ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 20, 2004 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(a)(c) herein. The information called for by
Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference. In addition, the information required by Item 201(d) of Regulation S-K appears herein under Item 5(d).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for will be set forth under the caption "The Company's Auditors" in the Company's definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

       The following Consolidated Financial Statements of Hector Communications Corporation and subsidiaries appear at pages 27 to 49 herein:

       Independent Auditors' Report for the years ended December 31, 2003, 2002 and 2001

       Consolidated Balance Sheets as of December 31, 2003 and 2002

       Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

       Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

       Notes to Consolidated Financial Statements

(a)  (2) Financial Statement Schedules                               Page Herein
         -----------------------------                               -----------

       The following financial statement schedules are being filed as part of this Form 10-K Report:

       Independent Auditors' Report on financial statement
       schedules for the years ended December 31, 2003, 2002 and 2001        55

       Schedule I - Condensed Financial Information of Registrant         56-59
       Schedule II - Valuation and Qualifying Accounts and Reserves          59

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09. 60-78
(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index which appears on page 79 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2003

         The Company furnished a Form 8-K on November 19, 2003 reporting under
Item 7 and Item 12 a press release announcing its third quarter operating results.

                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HECTOR COMMUNICATIONS CORPORATION

Dated: March 29, 2004                  /s/ Curtis A. Sampson
                                       ----------------------------------------
                                       Curtis A. Sampson, Chairman of the Board
                                       of Directors and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


         Signature                       Title                         Date
-------------------------  ------------------------------------   --------------
/s/Curtis A. Sampson       Chairman of the Board of Directors,    March 29, 2004
-------------------------  Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren       President, Chief Operating Officer,    March 29, 2004
-------------------------  and Director
Steven H. Sjogren

/s/Paul N. Hanson          Vice President, Treasurer and          March 29, 2004
-------------------------  Director
Paul N. Hanson

/s/Charles A. Braun        Chief Financial Officer and            March 29, 2004
-------------------------  Principal Accounting Officer
Charles A. Braun

/s/Ronald J. Bach          Director                               March 29, 2004
-------------------------
Ronald J. Bach

/s/James O. Ericson        Director                               March 29, 2004
-------------------------
James O. Ericson

/s/Luella Gross Goldberg   Director                               March 29, 2004
-------------------------
Luella Gross Goldberg

/s/Paul A. Hoff            Director                               March 29, 2004
-------------------------
Paul A. Hoff

/s/Gerald D. Pint          Director                               March 29, 2004
-------------------------
Gerald D. Pint

/s/Wayne E. Sampson        Director                               March 29, 2004
-------------------------
Wayne E. Sampson

                        HECTOR COMMUNICATIONS CORPORATION
                          FINANCIAL STATEMENT SCHEDULES

  INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 13, 2004, included the related financial statement schedules as listed in item 14(a) 2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 13, 2004

                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS

                                                            December 31
                                                  -----------------------------
                                                         2003             2002
                                                  ------------     ------------
Assets:
  Cash                                           $     293,225     $    168,749
  Investment in subsidiaries                        68,115,882       44,381,330
  Other current assets                               1,412,500          217,996
  Property, plant and equipment, net                   761,108          613,875
  Accounts with subsidiaries                         3,418,743          167,731
  Other investments                                  3,217,372          771,518
  Other assets                                         159,238
                                                  ------------     ------------
Total Assets                                      $ 77,378,068     $ 46,321,199
                                                  ============     ============

Liabilities and Stockholders' Equity:
  Accounts payable                                $    305,738     $     40,276
  Other current liabilities                          2,200,744          874,537
  Current portion of long-term debt                  3,306,000          223,000
  Long-term debt                                    23,521,918        2,934,051
  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
      3,000,000 shares authorized:
      Convertible Series A, 220,100 shares
        issued and outstanding                         220,100          220,100
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,515,482 and
      3,455,067 shares issued and outstanding           35,155           34,551
    Additional paid-in capital                      13,828,414       13,262,969
    Retained earnings                               33,908,774       28,742,832
    Accumulated other comprehensive income (loss)       51,225          (11,117)
                                                  ------------     ------------
Total Liabilities and Stockholders' Equity        $ 77,378,068     $ 46,321,199
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

                                            HECTOR COMMUNICATIONS CORPORATION
                                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                      STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                                    2003              2002              2001
                                                                           -------------     -------------     -------------
Revenues:
  Sales                                                                        $ 184,881         $ 175,232         $ 181,623

Expenses:
  Operating expenses                                                             342,980           154,000           140,331
  Amortization of goodwill                                                                                            34,721
  Interest expense, net                                                          701,513           164,131           204,236
  Income tax benefit                                                            (358,773)          (44,775)          (33,999)
                                                                           -------------     -------------     -------------
    Total expenses                                                               685,720           273,356           345,289

Loss before equity in earnings of subsidiaries                                  (500,839)          (98,124)         (163,666)

Equity in earnings of subsidiaries                                             5,679,599           606,444         4,779,820
                                                                           -------------     -------------     -------------
Net income                                                                     5,178,760           508,320         4,616,154

Other comprehensive income (loss):
  Unrealized holding gains (losses) of subsidiaries on
    marketable securities                                                         97,612          (304,758)        1,199,251
  Reclassification adjustment for losses (gains) of
    subsidiaries included in net income                                                            134,498        (3,659,055)
                                                                           -------------     -------------     -------------
Other comprehensive income (loss) before
  income taxes                                                                    97,612          (170,260)       (2,459,804)
                                                                           -------------     -------------     -------------
Income tax expense (benefit) related to unrealized holding
  gains (losses) of subsidiaries on marketable securities                         39,053          (125,492)          492,948
Income tax expense (benefit) related to reclassification
  adjustment for gains of subsidiaries included in net income                                       53,799        (1,504,043)
                                                                           -------------     -------------     -------------
Income tax expense (benefit) related to items of other
  comprehensive income                                                            39,053           (71,693)       (1,011,095)
Minority interest in other comprehensive loss
  of subsidiaries                                                                 (3,783)          (16,138)         (458,786)
                                                                           -------------     -------------     -------------
Other comprehensive income (loss)                                                 62,342           (82,429)         (989,923)
                                                                           -------------     -------------     -------------

Comprehensive income                                                         $ 5,241,102         $ 425,891       $ 3,626,231
                                                                           =============     =============     =============

See notes to condensed financial statements of registrant.



                                            HECTOR COMMUNICATIONS CORPORATION
                                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)


                                                  STATEMENTS OF CASH FLOWS

                                                                                        Year Ended December 31
                                                                           -------------------------------------------------
                                                                                    2003              2002              2001
                                                                           -------------     -------------     -------------
Cash flows from operating activities:
 Net income                                                                $   5,178,760     $     508,320     $   4,616,154
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss from other investments                                                    7,094             2,692               448
    Noncash patronage refund                                                     (12,368)           (4,483)           (8,326)
    Equity in earnings of subsidiaries                                        (5,679,599)         (606,444)       (4,779,820)
    Depreciation and amortization                                                 86,492            74,027           108,135
    Changes in assets and liabilities:
     Other current assets                                                     (1,199,393)          344,919            16,721
     Accounts with subsidiaries                                               (3,251,012)          231,097         1,075,849
     Accounts payable                                                            265,462           (65,911)          (82,693)
     Other current liabilities                                                 1,465,357           163,000           190,440
                                                                           -------------     -------------     -------------
  Net cash provided by operating activities                                   (3,139,207)          647,217         1,136,908

Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (225,118)          (20,706)          (82,243)
  Purchases of other investments                                              (2,554,925)
  Cash proceeds from other investments                                           126,567            14,269               922
  Increase in other assets                                                      (167,845)
  Investments in affiliates                                                  (17,999,944)
                                                                           -------------     -------------     -------------
  Net cash used in investing activities                                      (20,821,265)           (6,437)          (81,321)

Cash flows from financing activities:
  Repayment of long-term debt                                                 (3,141,633)         (208,583)         (195,271)
  Proceeds from issuance of notes payable and long-term debt                  26,812,500
  Issuance of common stock                                                       431,243           319,606           549,989
  Purchase of stock                                                              (17,162)         (737,455)       (1,267,987)
                                                                           -------------     -------------     -------------
  Net cash provided by (used in) financing activities                         24,084,948          (626,432)         (913,269)
                                                                           -------------     -------------     -------------
  Net increase in cash and cash equivalents                                      124,476            14,348           142,318

Beginning cash and cash equivalents                                              168,749           154,401            12,083
                                                                           -------------     -------------     -------------
Ending cash and cash equivalents                                           $     293,225     $     168,749     $     154,401
                                                                           =============     =============     =============

Supplemental disclosures of cash flow information:
  Interest paid                                                            $     524,940     $     177,004     $     342,242
  Income taxes paid                                                            1,446,590           371,000           285,000



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

Note 2 - Investment in Subsidiaries

In 2003 the Company acquired the 32% minority interest in Alliance Telecommunications Corporation.

Note 3 - Long Term Debt

                                                                                 December 31
                                                                              2003               2002
                                                                  --------------------  ------------------
Note payable to CoBank in quarterly installments, interest
  Rate of 4.4%, due 2013                                          $         26,125,000
Notes payable to former owners of Felton Telephone
  Company in monthly installments, interest rate of 8.25%,
  due 2005                                                                     702,918
Notes payable to Rural Telephone Finance Cooperative
  in quarterly installments, interest rate of 5.5%, due 2013                            $        3,365,634
Less current portion                                                        (3,306,000)           (209,000)
                                                                  --------------------- -------------------
                                                                  $         23,521,918  $        3,156,634
                                                                  ===================== ==================


The annual requirements for principal payments on notes payable and long-term debt are as follows:

                   2004                  $       3,306,000
                   2005                          2,896,000
                   2006                          2,750,000
                   2007                          2,750,000
                   2008                          2,750,000


           HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES Schedule II -
                 Valuation and Qualifying Accounts and Reserves

                                     Balance at         Additions        Deductions                            Balance
                                    Beginning of       Charged to            from              Other            at End
Description                             Period          Revenues          Reserves        Adjustments        of Period
                                      ---------       -----------       --------------    -----------       -----------
Allowance for doubtful accounts:

Year ended:

  December 31, 2003                   $ 716,000       $   185,000       $    78,000 (A)   $   285,000 (B)   $   538,000

  December 31, 2002                   $ 396,000       $ 1,017,000       $   697,000 (A)                     $   716,000

  December 31, 2001                   $ 360,000       $   311,000       $   275,000 (A)                     $   396,000

(A) Accounts determined to be uncollectible and charged off against reserve.
(B) Reserves from operations discontinued in Alliance split-up.

Midwest Wireless
Holdings L.L.C.
Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Midwest Wireless Holdings L.L.C.
Index
December 31, 2003 and 2002
-------------------------------------------------------------------------------


                                                                         Page(s)
Report of Independent Auditors...............................................62



Financial Statements



Consolidated Statements of Financial Position................................63


Consolidated Statements of Operations........................................64



Consolidated Statements of Changes in Members' Equity........................65



Consolidated Statements of Cash Flows........................................66



Notes to Consolidated Financial Statements................................67-78

                         Report of Independent Auditors




   To the Board of Managers and Members of

   Midwest Wireless Holdings L.L.C.





   In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the consolidated financial position of Midwest Wireless Holdings L.L.C. (the "Company") and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations, changes in members' equity, and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



   As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.



   As discussed in Note 3 to the financial statements, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.









   PricewaterhouseCoopers LLP

   Minneapolis, Minnesota

   February 6, 2004




Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------


                                                                                  2003                2002

Assets
Current assets
    Cash and cash equivalents                                                   $  1,888,366        $   1,367,210
    Accounts receivable, less allowance for doubtful accounts of
     $690,115 and $550,403 in 2003 and 2002, respectively                          10,157,442           8,155,607
    Inventories                                                                     2,579,643           1,411,573
    Other current assets                                                            1,301,616           1,511,589
                                                                           -------------------  ------------------
             Total current assets                                                  15,927,067          12,445,979
Property, cellular plant and equipment, net                                       121,086,239         102,219,504
Intangible assets, net                                                            230,141,013         194,612,163
Investments in cooperatives                                                         9,104,667           9,006,847
                                                                           -------------------  ------------------
             Total assets                                                       $ 376,258,986       $ 318,284,493
                                                                           ===================  ==================
Liabilities and Members' Equity
Current liabilities
    Current portion of debt                                                     $  16,361,168       $  14,655,912
    Revolving loan                                                                          -          25,000,000
    Accounts payable                                                                6,136,971           5,643,416
    Accrued commissions                                                             1,941,673           1,436,325
    Other accrued expenses                                                         11,693,925          10,173,496
                                                                           -------------------  ------------------
             Total current liabilities                                             36,133,737          56,909,149
Other liabilities                                                                   3,381,894             988,120
Debt                                                                              169,480,481         114,458,723
                                                                           -------------------  ------------------
             Total liabilities                                                    208,996,112         172,355,992
Minority interest                                                                  11,617,812           9,428,619
Commitments
Members' equity                                                                   155,645,062         136,499,882
                                                                           -------------------  ------------------
             Total liabilities and members' equity                              $ 376,258,986       $ 318,284,493
                                                                           ===================  ==================




The accompanying notes are an integral part of these consolidated financial statements.




Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

-----------------------------------------------------------------------------------------------------------------
                                                             2003                 2002                2001

Operating revenues
    Subscriber service                                     $ 140,823,140        $ 118,573,698       $  93,477,223
    Roamer service                                            28,107,407           37,205,402          36,953,474
    Equipment sales                                            6,244,201            6,352,249          10,058,368
    Service fees                                               4,389,092              565,834              49,450
                                                      -------------------  -------------------  ------------------
                                                             179,563,840          162,697,183         140,538,515
                                                      -------------------  -------------------  ------------------
Operating expenses
    Operations and maintenance (exclusive of
     items shown separately below)                            33,987,898           30,506,792          24,776,324
    Cost of equipment sold                                    12,115,073           10,448,214          13,654,007
    Home roamer costs                                         31,280,458           27,668,831          20,468,432
    Depreciation                                              22,593,187           19,318,449          17,822,738
    Amortization of intangible assets                            267,278                    -           4,505,851
    Selling, general and administrative                       41,111,864           35,113,593          31,292,529
                                                      -------------------  -------------------  ------------------
                                                             141,355,758          123,055,879         112,519,881
                                                      -------------------  -------------------  ------------------
             Operating income                                 38,208,082           39,641,304          28,018,634
                                                      -------------------  -------------------  ------------------
Other income (expense)
    Interest expense                                          (7,204,744)          (8,078,374)         (9,416,290)
    Interest and dividend income                                   2,887               92,915             136,870
    Other                                                        (61,529)              34,669             (41,784)
                                                      -------------------  -------------------  ------------------
             Total other expense                              (7,263,386)          (7,950,790)         (9,321,204)
                                                      -------------------  -------------------  ------------------
Minority interest                                             (3,494,303)          (3,576,994)         (2,109,070)
                                                      -------------------  -------------------  ------------------
Income from continuing operations before
 cumulative effect of change in accounting
 principle                                                    27,450,393           28,113,520          16,588,360
Cumulative effect of change in accounting
 principle net of minority interest                             (754,990)                   -                   -
                                                      -------------------  -------------------  ------------------
Net income                                                 $  26,695,403        $  28,113,520       $  16,588,360
                                                      ===================  ===================  ==================









The accompanying notes are an integral part of these consolidated financial statements.






Midwest Wireless Holdings L.L.C.
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2003, 2002 and 2001
------------------------------------------------------------------------------------------------------------------
                                                                                                      Total
                                                             Capital           Accumulated          Members'
                                                           Contributions         Income              Equity

Balances at December 31, 2000                              $   84,797,020       $  23,977,701       $ 108,774,721
Distributions to members                                                -          (8,174,899)         (8,174,899)
Net income                                                              -          16,588,360          16,588,360
                                                         -----------------  ------------------  ------------------
Balances at December 31, 2001                                  84,797,020          32,391,162         117,188,182
Redemption                                                        (83,921)           (374,030)           (457,951)
Distributions to members                                                -          (8,343,869)         (8,343,869)
Net income                                                              -          28,113,520          28,113,520
                                                         -----------------  ------------------  ------------------
Balances at December 31, 2002                                  84,713,099          51,786,783         136,499,882
Issuance of units related to the acquisition
 of Iowa properties                                             1,941,468                   -           1,941,468
Distributions to members                                                -          (9,491,691)         (9,491,691)
Net income                                                              -          26,695,403          26,695,403
                                                         -----------------  ------------------  ------------------
Balances at December 31, 2003                              $   86,654,567       $  68,990,495       $ 155,645,062
                                                         =================  ==================  ==================














The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------
                                                                       2003             2002            2001

Cash flows from operating activities
Net income                                                         $  26,695,403    $  28,113,520   $  16,588,360
Adjustments to reconcile net income to net cash provided by
 operating activities
    Net income allocated to minority interest                          3,398,600        3,576,994       2,109,070
    Provision for bad debts                                            1,327,703          928,358       1,115,719
    Depreciation                                                      22,593,187       19,318,449      17,822,738
    Amortization of intangibles                                          267,278                -       4,505,851
    Gain on disposal of fixed assets                                    (125,277)          (3,645)         (2,124)
    Writeoff of Cellular 2000, Inc. investment                                 -           25,000               -
    Patronage received in form of cooperative stock                     (361,318)        (310,848)       (132,785)
    Cumulative effect of accounting change                               850,693                -               -
    Changes in assets and liabilities
      Accounts receivable                                             (2,434,724)       1,851,263      (3,299,942)
      Inventories                                                     (1,168,070)         796,314         510,885
      Other assets                                                       234,808         (277,868)       (546,637)
      Accounts payable                                                   493,555        1,674,214      (2,156,106)
      Accrued expenses                                                   179,454          863,987       1,888,444
      Other liabilities                                                1,863,618         (425,552)       (689,617)
                                                                   --------------   --------------  --------------
             Net cash provided by operating activities                53,814,910       56,130,186      37,713,856
                                                                   --------------   --------------  --------------
Cash flows from investing activities
Acquisition of cellular properties                                   (42,780,847)               -               -
Payments for property, cellular plant and equipment                  (29,234,491)     (31,901,881)    (33,804,163)
Proceeds from the disposal of fixed assets                               518,573                -          37,571
Purchase of FCC licenses                                                       -       (7,400,239)    (22,400,000)
Purchases of cooperative stock                                                 -          (22,440)     (1,176,440)
Redemption of cooperative stock                                          421,527           72,970          68,313
Payments for deferred acquisition costs                                        -                -        (192,511)
                                                                   --------------   --------------  --------------
             Net cash used in investing activities                   (71,075,238)     (39,251,590)    (57,467,230)
                                                                   --------------   --------------  --------------
Cash flows from financing activities
(Payments) proceeds on revolving loan                                (25,000,000)       5,000,000      17,500,000
Proceeds from debt borrowings                                         68,297,657                -      23,473,686
Payments on debt                                                     (14,815,075)     (13,679,659)    (11,016,802)
Distributions to members                                              (9,491,691)      (8,343,869)     (8,174,899)
Distribution from subsidiary to minority interest                     (1,209,407)      (1,062,371)     (1,039,851)
Redemption of units                                                            -         (457,951)              -
                                                                   --------------   --------------  --------------
             Net cash provided by (used in) financing activities      17,781,484      (18,543,850)     20,742,134
                                                                   --------------   --------------  --------------
             Net change in cash and cash equivalents                     521,156       (1,665,254)        988,760
Cash and cash equivalents
Beginning of year                                                      1,367,210        3,032,464       2,043,704
                                                                   --------------   --------------  --------------
End of year                                                          $ 1,888,366    $   1,367,210   $   3,032,464
                                                                   --------------   --------------  --------------
Supplemental disclosure
Cash paid during the year for interest                              $  8,165,844    $   8,828,483   $  10,540,203
Equity units issued for acquisitions                                   1,941,468                -               -

Noncash investing activities
Equipment acquired under capital leases                             $  3,244,433                -               -



The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


1.     Business Description

       Midwest Wireless Holdings L.L.C. (the "Company") was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications, L.L.C.

2. Summary of Significant Accounting Policies

       Basis of Presentation
       The consolidated financial statements include the Company's wholly owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       Cash and Cash Equivalents
       Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. The Company has funds in excess of federally insured limits as of December 31, 2003 and 2002.

       Cellular Telephone Inventories
       Inventories consist primarily of cellular phones and accessories held for resale with cost determined using the specific identification method. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------



       Property, Cellular Plant and Equipment
       Property, cellular plant and equipment is stated at its original cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the cellular plant and equipment. The estimated useful lives of the cellular plant and equipment are as follows:

       Buildings and improvements                                   3-30 years
       Other equipment                                              2-20 years
       Communications and network equipment                         7-15 years
       Vehicles                                                        3 years
       Computer equipment                                              3 years

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

       Intangible Assets
       Customer relationships are amortized on a straight-line basis over two to six years. FCC licenses consist of the cost of acquiring cellular, personal communication services ("PCS"), and local multi-point distribution licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its licenses effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets (Note 3).

       Long-Lived Assets
       The Company periodically reviews long-lived assets and fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

       On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation ("ARO") in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying assets. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of this reduction in net income, reflecting the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset as of January 1, 2003 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses for the year 2003 related to the ARO were $186,161.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


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

       Roaming Revenue Reclassification
       The Company generates revenue from charges to its customers when they use their cellular phones in other wireless providers' markets ("Incollect Revenue"). Until 2002, the Company included Incollect Revenue on a net basis as a component of Home Roamer Costs as an operating expense in its statement of operations. Expense associated with Incollect Revenue, charged by third-party wireless providers, is also included in Home Roamer Costs. The Company used this method because, historically, it had passed through to its customers most of the costs related to Incollect Revenue. However, the wireless industry and the Company have increasingly been using pricing plans that include flat rate pricing and larger home service areas. Under these types of plans, amounts charged to the Company by other wireless providers may not necessarily be passed through to its customers.

       In 2002, the Company adopted a policy to include Incollect Revenue as Subscriber Service revenue rather than in Home Roamer Costs on a net basis. Roamer Service Revenue includes only the revenue from other wireless providers' customers who use the Company's network ("Outcollect Revenue"). Subscriber Service Revenue and Home Roamer Costs in the 2001 and 2000 consolidated financial statements were reclassified to conform to this presentation. This change in presentation has no impact on operating income, net income or members' equity.

       The Company recorded Incollect Revenue of $9,021,044, $8,434,482 and $7,549,289 for the years ended December 31, 2003, 2002 and 2001, respectively.

       Income Taxes
       No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

       Advertising
       Advertising costs are expensed as incurred. Total advertising expenses were $3,310,758, $3,317,280 and $4,448,949 for the years ended December 31, 2003, 2002 and 2001, respectively.

       Stock-Based Compensation
       The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs are amortized on a straight-line basis over the underlying option's vesting term. No such compensation expense was recognized for the years ended December 31, 2003, 2002 and 2001.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                          2003           2002           2001

Net income, as reported              $ 26,695,403   $ 28,113,520   $ 16,588,360
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards                              (199,789)      (337,615)      (214,783)
                                     ------------   ------------   ------------
Pro forma net income                 $ 26,495,614   $ 27,775,905   $ 16,373,577
                                     ============   ============   ============


3. Goodwill, FCC Licenses and Other Intangible Assets

       Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company no longer amortizes FCC licenses ("licenses"), which consist of licenses that provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals of licenses have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of the licenses. As a result, licenses are treated as indefinite-lived intangible assets and will not be amortized but rather are tested annually for impairment. The Company evaluates the useful life determination for licenses each reporting period to determine whether events and circumstances continue to support an indefinite life.

       In connection with the adoption of SFAS No. 142, the Company completed a transitional and impairment test for its licenses and determined that there was no impairment. The Company also completed annual impairment tests on December 31, 2003 and 2002, and determined that there was no impairment. The Company utilized a fair value approach, primarily using discounted cash flows, to complete the impairment tests.

       On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated a portion of the excess purchase price over the fair value of the net tangible assets acquired to goodwill. The Company does not amortize goodwill, but will complete annual impairment tests of the goodwill to determine if impairment exists. As a result of this acquisition, $9,426,669 of goodwill was recorded with no accumulated amortization.

       On a prospective basis, the Company is required to test both goodwill and indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach. Additionally, goodwill will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of entity below its carrying value. These events or circumstances would include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Other indefinite-lived intangible assets will be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The Company will next perform its annual impairment test for both goodwill and licenses during the fourth quarter of 2004.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       Indefinite-lived intangible assets consist of the following at December
31:

                                                   2003             2002

       FCC Licenses                           $ 222,015,830    $ 204,534,427
       Less: Accumulated amortization            (9,922,264)      (9,922,264)
                                              -------------    -------------
                                              $ 212,093,566    $ 194,612,163
                                              =============    =============

       The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2003, are as follows:
                                                 Goodwill       FCC Licenses

       Balance as of January 1, 2003          $           -    $ 194,612,163
       Goodwill or FCC licenses acquired or
         finally allocated during the year        9,426,669       17,481,403
                                              -------------    -------------
       Balance as of December 31, 2003        $   9,426,669    $ 212,093,566
                                              =============    =============


       The adjusted amounts shown below reflect the effect of retroactive application of discontinuance of the amortization of licenses as if the new method of accounting had been in effect during 2001.

                                       2003        2002             2001
       Net income
         Reported net income   $ 26,695,403    $ 28,113,520    $ 16,588,360
         Amortization                     -              -        4,505,851
                               ------------    ------------    -------------
       Adjusted net income     $ 26,695,403    $ 28,113,520    $ 21,094,211
                               ============    ============    =============


       Definite-lived intangible assets consist of the following at December 31:

                                                   2003             2002

       Customer relationships                 $   8,888,056    $           -
       Less: Accumulated amortization              (267,278)               -
                                              --------------   -------------
                                              $   8,620,778    $           -
                                              ==============   =============

       Amortization expense related to definite-lived intangible assets was $267,278 in 2003.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       Estimated amortization expense of identified intangible assets for the next five years is as follows:

       2004                                             $       1,551,518
       2005                                                     1,510,927
       2006                                                     1,450,000
       2007                                                     1,450,000
       2008                                                     1,450,000


4.     Select Account Information

       Property, Cellular Plant and Equipment

                                               2003              2002

       Land                               $   5,736,838    $   3,643,696
       Plant in service                     189,462,369      153,533,992
       Plant under construction              10,378,016        6,815,296
                                          -------------    -------------
                                            205,577,223      163,992,984

       Less: Accumulated amortization       (84,490,984)     (61,773,480)
                                          -------------    -------------
                                          $ 121,086,239    $ 102,219,504
                                          =============    =============

       The Company capitalized interest in the amount of $385,157, $443,911 and $581,879 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, accounts payable included $612,404 and 2,100,831, respectively, related to the purchase of property, cellular, plant and equipment. Property, cellular plant and equipment includes plant in service under lease with a cost basis of $3,244,433 and accumulated depreciation of $118,251.

5.     Acquisitions

       On October 15, 2003, the Company, through its wholly owned subsidiary, Midwest Wireless Iowa, L.L.C., completed an acquisition of cellular communications properties providing services to a 17-county area of Iowa.

       The acquisition was accounted for as a purchase. Accordingly, the Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses, Goodwill and Customer Relationships. The fair value of the acquired intangible assets was based on an independent appraisal of the FCC licenses and Customer Relationships. The Company is amortizing the value of Customer Relationships over six years. As a result, the financial statements include the operations related to the acquisition beginning at the acquisition date.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------

       The following table presents the computation of the purchase price, the estimated fair value of tangible assets, FCC Licenses, Customer Relationships acquired, and the amount allocated to goodwill. Amounts were allocated to tangible assets and liabilities based upon their fair values as of the date of acquisition. The fair value of property, cellular plant and equipment was based upon an independent appraisal.

       Cash                                                   $  41,018,532
       Equity units issued                                        1,941,468
       Acquisition costs                                          1,092,858
       Liabilities assumed and resulting from acquisition
          Accounts payable and accrued liabilities                   19,250
          Customer deposits                                          64,450
          Deferred revenue                                          425,393
          Allowance for customer conversion                       1,337,230
                                                              -------------
             Total purchase price                                45,899,181
                                                              -------------
       Estimated fair value of tangible assets acquired
          Accounts receivable                                       816,334
          Prepaid expenses and unbilled revenue                     103,315
          Investment in cooperatives                                158,029
          Property, cellular plant and equipment                  9,694,834
                                                              -------------
             Total tangible assets                               10,772,512
                                                              -------------
       Estimated fair value of intangible assets acquired
          Customer relationships                                  8,700,000
          FCC licenses                                           17,000,000
                                                              -------------
             Total intangible assets                             25,700,000
                                                              -------------
             Net assets acquired                                 36,472,512
                                                              -------------
       Goodwill                                               $   9,426,669
                                                              =============


       On June 25, 2001, the Company acquired eight digital PCS licenses from McLeod USA, Inc. for a total purchase price of $22,400,000. The purchase is for spectrum licenses only and does not include any other assets. The licenses cover a total population of approximately 1.4 million in 63 counties in northern Iowa, southern Minnesota, eastern South Dakota, eastern Nebraska and western Illinois. The purchase price together with costs incurred of approximately $100,000 to complete the transaction was allocated to FCC licenses.

       In July 2002, the Company acquired three digital PCS licenses for $7,385,058. The agreement is for the purchase of spectrum licenses only and does not include any other assets. The licenses cover 26 counties primarily in southern Minnesota.

6.     Members' Capital

       Members' capital includes capital contributions made by the members and the accumulated income resulting from operations. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the "Agreement"). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       Under the Agreement certain restrictions exist that dictate the specific terms of any transfer or sale of units. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

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

7. Debt

       Debt consists of the following:

                                                      Rate at                       Balance at
                                                    December 31                     December 31
                                                ---------------------  ------------------------------------
                                    Maturity      2003       2002              2003               2002

RTFC note, variable rate             5/12/09     4.40%       5.50%        $   8,469,711      $   9,735,315
RTFC note, variable rate             4/30/09     4.40%       5.50%           17,726,490         20,375,286
RTFC note, variable rate             7/29/08     4.40%       5.75%            5,012,518          5,882,114
RTFC note, variable rate             7/28/08     4.40%       5.50%            4,585,861          5,381,438
RTFC note, variable rate             3/2/10      4.40%       5.50%           71,511,346         80,191,775
RTFC note, variable rate             2/3/15      4.40%       5.50%            7,152,796          7,548,707
CoBank note, variable rate          10/20/03                 5.00%                    -         25,000,000
CoBank note, variable rate           6/30/09     4.75%                       55,000,000                  -
CoBank note, variable rate           6/30/09     4.75%                       13,297,657                  -
Farm Credit Leasing                 10/16/06     3.82%                        1,969,350                  -
Farm Credit Leasing                 11/30/08     4.00%                        1,115,920                  -
                                                                          --------------     --------------
                                                                          $ 185,841,649      $ 154,114,635
Less:  Current maturities                                                   (16,361,168)       (39,655,912)
                                                                          --------------     --------------
                                                                          $ 169,480,481      $ 114,458,723
                                                                          ==============     ==============

       The Company has entered into various agreements (the "Agreements") with the Rural Telephone Finance Cooperative ("RTFC"). In 2000, the Company entered into an agreement to fund the acquisitions of the Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The Agreements provide for borrowings of up to $159,725,739. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly. The Agreements also provide for a revolving loan of up to $10,000,000. Borrowings under the revolving loan bear interest at the prime rate plus 1.5%. The outstanding principal and interest are due upon maturity. At December 31, 2003 and 2002, the Company had no borrowings outstanding under the RTFC revolving loan.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       The Agreements require the Company to maintain an investment in RTFC in the amount of at least 5% of the outstanding debt balance. The Agreements also contain covenants that restrict distributions to members and require the Company to maintain a current ratio of not less than 1.25. At December 31, 2002 and 2003, the Company was not in compliance with this covenant, but a waiver was provided by RTFC. Substantially all assets of the Company are pledged as collateral under the Agreement.

       On October 22, 2001, the Company entered into an agreement with CoBank, ACB ("CoBank") to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000 (the "revolving loan"). At December 31, 2001, the Company had drawn $20,000,000 on the revolving loan. At December 31, 2001, borrowings under the agreement bore interest at LIBOR plus 2.5% or 4.85%. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. At December 31, 2002, the Company had drawn $25,000,000 on the revolving loan. At December 31, 2002, borrowings under the agreement bore interest at LIBOR plus 3.5% or 5.0%. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 with interest at LIBOR plus 3.5% or prime plus 2.5%, a $20,000,000 revolving loan ("Revolver B") with interest at LIBOR plus 3.5% or prime plus 2.5%, and a $5,000,000 secured cash management revolving loan ("Revolver A") with interest at prime plus 0.75%. The total facility matures on June 30, 2009. The term facility has scheduled principal payments beginning the first quarter of 2005, Revolver B has mandatory commitment reductions beginning in the first quarter of 2007.

       The CoBank loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow, a minimum ratio of operating cash flow to interest paid, and a minimum debt coverage service ratio. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

       RTFC and CoBank have agreed to share a security interest in the Company's assets on a pro rata basis.

       On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. It entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. The Company has the option to acquire the equipment at the end of the lease for $400,000 or renew the lease for an additional 12 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. The Company has the option to acquire the equipment at the end of the lease for $208,035 or renew the lease for an additional 12 months. Both of these leases have been recorded as capital leases and therefore the assets subject to the lease have been capitalized and the lease obligation has been recorded as debt.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       Maturities of debt are as follows:

       2004                                              $     16,361,168
       2005                                                    22,566,421
       2006                                                    26,521,849
       2007                                                    34,353,076
       2008                                                    43,385,638
       Thereafter                                              42,653,497
                                                         ----------------
                                                         $    185,841,649
                                                         ================

8.     Operating Lease Commitments

       Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2003, are as follows:

       2004                                              $      1,366,937
       2005                                                     1,154,048
       2006                                                       920,650
       2007                                                       648,342
       2008                                                       335,151
       Thereafter                                                 814,999
                                                         ----------------
                                                         $      5,240,127
                                                         ================

       Rental expense was $2,079,076, $1,645,524 and $955,514 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.     Employee Benefits

       The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the "401(k) Plan") for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $493,124, $473,644 and $376,783 for the years ended December 31, 2003, 2002 and 2001, respectively. Profit sharing contribution expenses were $597,716, $544,981 and $455,778 for the years ended December 31, 2003, 2002 and 2001, respectively. Profit sharing contributions are 100% vested after five years of employment.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the "Plan") for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. In 2000 and 2001, the Board of Managers issued additional Class A appreciation rights to certain key employees and in 2000 authorized an additional 9,000 rights for new Plan participants. The Company recognized $1,359,360, $1,287,172 and $1,053,863 in compensation expense related to the Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

10.      Option Plan

       During 2000, the Company's Board of Managers adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan, as amended. Effective July 2001, the Plan was amended to clarify certain language and definitions in the Plan. Under the Plan, options to purchase 46,742 of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair value of the units at the time the option is granted, as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they are granted. At December 31, 2003, there were 30,343 units available for issuance under this plan.

                                                            Options Outstanding
                                                          ----------------------
                                                                        Weighted
                                             Available                  Average
                                                for         Number     Price Per
                                               Grant       of Units       Unit

       Balances at December 31, 2001          37,940         8,802      $309.37
       Granted                                (4,809)        4,809      $344.00
                                             -------       -------
       Balances at December 31, 2002          33,131        13,611      $321.60
       Granted                                (2,788)        2,788      $263.84
                                             -------       -------
       Balances at December 31, 2003          30,343        16,399      $311.78
                                             =======       =======


       The weighted average fair value of options at the date of grant was $58.03, $66.12 and $52.73 in 2003, 2002 and 2001, respectively.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2003
--------------------------------------------------------------------------------


       The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                              Options Outstanding          Options Exercisable
                         -----------------------------     -------------------
                                    Weighted
                                   Average    Weighted                Weighted
                                  Remaining    Average                 Average
                                 Contractual  Exercise                Exercise
       Exercise Prices    Number     Life       Price       Number      Price

       $263.84             2,788     9.01      $263.84           -           -
       $299.06             4,092     6.59      $299.06       4,092     $299.06
       $318.32             4,285     7.01      $318.32       4,285     $318.32
       $318.32               425     7.65      $318.32         425     $318.32
       $344.00             4,809     8.01      $344.00           -           -

       The fair value for each option grant was estimated at the date of grant using the minimum value method with the following assumptions:

                                                      Fiscal Year
                                          ------------------------------------
                                               2003         2002         2001

       Dividend yield                         3.46%        2.33%        2.47%
       Risk-free interest rate                4.07%        5.20%        4.73%
       Expected lives                      10 years     10 years     10 years

                        HECTOR COMMUNICATIONS CORPORATION
                                    EXHIBITS

                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2003

Regulation S-K                              Location in Consecutive Numbering
Exhibit Table                               System as Filed With the
 Reference       Title of Document          Securities and Exchange Commission
-------------------------------------------------------------------------------
    3.1    Articles of Incorporation,      Filed as Exhibit 3.1 to the Form 10
           as amended                      of the Company, File No. 0-18587
                                           (the "Form 10") and incorporated
                                           hereby by reference
    3.2    Bylaws, as amended              Filed as Exhibit 3.2 to the Form 10
                                           of the Company and incorporated
                                           hereby by reference.
   10.1    1990 Stock Plan                 Filed as Exhibit 10.1 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.2    2003 Employee Stock Purchase    Filed as Exhibit 4.2 to Form S-8 of
           Plan                            the Company dated Februart 24, 2004
                                           and incorporated herein by reference.
   10.3    Employee Stock Ownership Plan   Filed as Exhibit 10.3 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.4    Employee Savings Plan and Trust Filed as Exhibit 10.4 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.5    Distribution Agreement          Filed as Exhibit 10.5 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.7    Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                           Form 10-K and incorporated herein
                                           by reference.
   10.8 Form of Rights Agreement dated Filed as Exhibit 1 to the Company's as of July 27, 1999 between the Form 8-A on August 9, 1999 and
           Company and Norwest Bank,       incorporated herein by reference.
           Minnesota, National Association
   10.9    1999 Stock Plan                 Filed by the Company on Form S-8 on
                                           December 3, 1999 and incorporated
                                           herein by reference.
   11      Calculation of Earnings         Filed herewith.
           Per Share
   21      Subsidiaries of the Registrant  Filed herewith.
   23      Independent Auditors' Consent   Filed herewith.
   24      Power of Attorney               Filed herewith.
   31.a    Certification of the Chief      Filed herewith.
           Executive Officer pursuant to
           Section 302 of the Sarbanes-
           Oxley Act of 2002
   31.b    Certification of the Chief      Filed herewith.
           Financial Officer pursuant to
           Section 302 of the Sarbanes-
           Oxley Act of 2002
   99.1    Certification under 18 U.S.C.   Filed herewith.
           ss. 1350

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.