Form 10-Q/A
period 2003-06-30
HECTOR COMMUNICATIONS CORP
filed 2004-03-30
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 3

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at July 31, 2003
-----------------------------------                -----------------------------
     Common Stock, par value                                   3,483,378
          $.01 per share

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to restate and amend the pro forma income statement and balance sheet presented in Item 2, "Breakup of Alliance Telecommunications Corporation" to reflect the purchase method of accounting required by SFAS No. 141, "Business Combinations". The Company is also clarifying its discussion of internal controls and procedures under Item 4. Other than information set forth in this amended filing, previously filed information has not been updated and the term "filing date" refers to the original filing date of this Form 10-Q.



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
              Consolidated Statements of Cash Flows                      *
              Notes to Consolidated Financial Statements                 *

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              3

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                          *

         Item 4.  Controls and Procedures                               13

Part II.  Other Information                                              *
Signatures                                                              13

Exhibits
         Exhibit 11 - Calculation of Earnings Per Share * Exhibit 31.1 - Certification Pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002            Filed Herewith
         Exhibit 31.2 - Certification Pursuant to Section 302 of
                        the Sarbanes-Oxley Act of 2002            Filed Herewith
         Exhibit 32 - Certification pursuant to Section 906 of
                      the Sarbanes-Oxley Act of 2002                     *

--------------------------------
*Previously Filed

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


Pro forma income statement - Six Months Ended June 30, 2003
                                                                                      Eliminate
                                                Hector         Hills and Sioux          Other
                                           Communications     Valley Telephone        Pro forma                       Pro forma
                                             Corporation          Companies          Adjustments                      Combined
                                            -------------       -------------       -------------                   -------------
REVENUES:
  Local network                             $   3,801,900       $    (791,977)      $           -                   $   3,009,923
  Network access                               11,361,833          (3,272,891)                                          8,088,942
  Video services                                2,136,999            (263,502)                                          1,873,497
  Internet services                             1,502,835            (260,636)                                          1,242,199
  Other nonregulated services                   2,034,717            (161,871)                                          1,872,846
                                            -------------       -------------       -------------                   -------------
    TOTAL REVENUES                             20,838,284          (4,750,877)                  -                      16,087,407

COSTS AND EXPENSES:
  Plant operations                              3,175,625            (680,177)                                          2,495,448
  Depreciation and amortization                 4,888,483            (938,095)             32,006                       3,982,394
  Customer operations                           1,072,013            (269,130)                                            802,883
  General and administrative                    3,100,368            (402,463)                                          2,697,905
  Other operating expenses                      3,118,696            (551,941)                                          2,566,755
                                            -------------       -------------       -------------                   -------------
    TOTAL COSTS AND EXPENSES                   15,355,185          (2,841,806)             32,006                      12,545,385
                                            -------------       -------------       -------------                   -------------

OPERATING INCOME                                5,483,099          (1,909,071)            (32,006)                      3,542,022

OTHER INCOME (EXPENSES):
  Interest expense                             (2,448,911)            216,388             409,546 (a)(b)               (1,822,977)
  Income from investments in unconsolidated
    affilates:
      Midwest Wireless Holdings, LLC            1,692,018                                (385,260)(c)                   1,306,758
      Other unconsolidated affiliates             131,270            (176,618)                                            (45,348)
  Interest and dividend income                    181,377             (45,911)                                            135,466
  Gain on sale of cable television systems      1,080,723
                                            -------------       -------------       -------------                   -------------
    OTHER INCOME (EXPENSES), net                  636,477              (6,141)             24,286                         654,622
                                            -------------       -------------       -------------                   -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                             6,119,576          (1,915,212)             (7,720)                      4,196,644

Income tax expense                              2,449,000            (766,085)             (3,088)(e)                   1,679,827
                                            -------------       -------------       -------------                   -------------

INCOME BEFORE MINORITY INTEREST                 3,670,576          (1,149,127)             (4,632)                      2,516,817

Minority interest in earnings of
  Alliance Telecommunications Corporation         976,023                                (976,023)(f)                           0
                                            -------------       -------------       -------------                   -------------

NET INCOME                                  $   2,694,553       $  (1,149,127)      $     971,391                   $   2,516,817
                                            =============       =============       =============                   =============

NET INCOME PER COMMON SHARE:
  Basic                                     $         .78                                                           $         .72
  Diluted                                             .72                                                                     .67

AVERAGE SHARES OUTSTANDING
  Common shares only                            3,475,000                                                               3,475,000
  Common and potential common shares            3,754,000                                                               3,754,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)                                              $     446,934
(b) Interest adjustment on CoBank loan for accrued patronage                                                              (37,389)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer                                                  (385,260)
(d) Depreciation expense on plant allocation                                                                               32,006
(e) Income tax effect of above adjustments (40% rate)                                                                      (3,088)
(f) Eliminate minority interest in earnings of Alliance                                                                  (976,023)

Pro forma income statement - Three Months Ended June 30, 2003 Pro forma income statement - Three Months Ended June 30, 2003

                                                                                      Eliminate
                                               Hector          Hills and Sioux          Other
                                           Communications     Valley Telephone        Pro forma                  Pro forma
                                             Corporation          Companies          Adjustments                 Combined
                                            -------------       -------------       -------------              -------------
REVENUES:
  Local network                             $   1,946,172       $    (398,037)      $           -              $   1,548,135
  Network access                                5,632,467          (1,602,765)                                     4,029,702
  Video services                                1,000,893             (90,844)                                       910,049
  Internet services                               790,409            (118,487)                                       671,922
  Other nonregulated services                     974,756             (80,114)                                       894,642
                                            -------------       -------------       -------------              -------------
    TOTAL REVENUES                             10,344,697          (2,290,247)                  -                  8,054,450

COSTS AND EXPENSES:
  Plant operations                              1,542,704            (343,996)                                     1,198,708
  Depreciation and amortization                 2,409,302            (451,721)             16,003                  1,973,584
  Customer operations                             556,623            (127,492)                                       429,131
  General and administrative                    1,659,267            (197,143)                                     1,462,124
  Other operating expenses                      1,515,034            (250,215)                                     1,264,819
                                            -------------       -------------       -------------              -------------
    TOTAL COSTS AND EXPENSES                    7,682,930          (1,370,567)             16,003                  6,328,366
                                            -------------       -------------       -------------              -------------

OPERATING INCOME                                2,661,767            (919,680)            (16,003)                 1,726,084

OTHER INCOME (EXPENSES):
  Interest expense                             (1,230,679)             99,302             212,898 (a)(b)            (918,479)
  Income from investments in unconsolidated
    affilates:
      Midwest Wireless Holdings, LLC              885,654                                (201,657)(c)                683,997
      Other unconsolidated affiliates             122,629             (71,421)                                        51,208
  Interest and dividend income                     86,757             (32,222)                                        54,535
  Gain on sale of cable television systems      1,080,723
                                            -------------       -------------       -------------              -------------
    OTHER INCOME (EXPENSES), net                  945,084              (4,341)             11,241                    951,984
                                            -------------       -------------       -------------              -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                             3,606,851            (924,021)             (4,762)                 2,678,068

Income tax expense                              1,443,000            (369,609)             (1,905)(e)              1,071,486
                                            -------------       -------------       -------------              -------------

INCOME BEFORE MINORITY INTEREST                 2,163,851            (554,412)             (2,857)                 1,606,582

Minority interest in earnings of
  Alliance Telecommunications Corporation         595,816                                (595,816)(f)                      0
                                            -------------       -------------       -------------              -------------

NET INCOME                                  $   1,568,035       $    (554,412)      $     592,959              $   1,606,582
                                            =============       =============       =============              =============

NET INCOME PER COMMON SHARE:
  Basic                                     $         .45                                                      $         .46
  Diluted                                             .42                                                                .43

AVERAGE SHARES OUTSTANDING
  Common shares only                            3,481,000                                                          3,481,000
  Common and potential common shares            3,764,000                                                          3,764,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)                                         $     223,467
(b)  Interest adjustment on CoBank loan for accrued patronage                                                        (10,570)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer                                             (201,657)
(d) Depreciation expense on plant allocation                                                                          16,003
(e) Income tax effect of above adjustments (40% rate)                                                                 (1,905)
(f) Eliminate minority interest in earnings of Alliance                                                             (595,816)


Pro forma balance sheet - June 30, 2003 Pro forma balance sheet - June 30, 2003
                                                         Eliminate Assets
                                                        and Liabilities of
                                           Hector        Sioux Valley and        Pro forma            Pro forma
                                      Communications      Hills Telephone          Disposal          Acquisition        Pro forma
Assets                                   Corporation         Companies          Adjustments          Adjustments         Combined
                                      --------------     ----------------     ----------------    ---------------    --------------
Current assets:
  Cash and cash equivalents           $   19,848,854         $ (5,214,465)                                           $   14,634,389
  Construction fund                        4,528,372                   (3)                                                4,528,369
  Accounts receivable, net                 4,060,914           (1,069,379)                                                2,991,535
  Materials, supplies and inventories      1,294,634             (167,039)                                                1,127,595
  Other current assets                       126,294              (10,744)                                                  115,550
                                      --------------                                                                 --------------
   Total Current Assets                   29,859,068                                                                     23,397,438

Property, plant and equipment, net        53,155,110           (9,339,880)                        $   960,000 (k)        44,775,230

Investments and other assets:
  Excess of cost over net assets
    acquired, net                         48,104,320             (122,569)    $   (13,192,878)(e) (14,872,853)(j)        31,691,928
                                                                                   12,351,908 (g)    (960,000)(k)
                                                                                                      384,000 (l)
  Investment in Midwest Wireless
    Holdings LLC                          17,502,877                    0          (4,500,496)(a)                        13,002,381
  Investments in other unconsolidated
    affiliates                             4,349,880           (1,634,127)                                                2,715,753
  Other investments                        8,569,625             (819,708)         (1,389,786)(c)                         6,360,131
  Other assets                               400,426             (122,635)                                                  277,791
                                      --------------                                                                 --------------
   Total investments and other assets     78,927,128                                                                     54,047,984
                                      --------------                                                                 --------------

Total Assets                          $  161,941,306                                                                 $  122,220,652
                                      ==============                                                                 ==============

Liabilities and Stockholders Equity

Current liabilities:
  Notes payable and current portion
    of long-term debt                 $    7,877,000             (364,000)                                           $    7,513,000
  Accounts payable                         2,224,740             (717,565)                                                1,507,175
  Accrued expenses                         2,771,300             (592,648)                                                2,178,652
  Income taxes payable                     1,421,364             (698,698)                                                  722,666
                                      --------------                                                                 --------------
   Total current liabilities              14,294,404                                                                     11,921,493

Long-term debt, less current portion      77,492,479           (5,228,822)        (13,145,132)(d)                        59,118,525
Deferred investment tax credits               13,743                    0                                                    13,743
Deferred income taxes                      5,888,782           (1,345,693)           (162,523)(a)     384,000 (l)         5,023,788
                                                                                                      120,222 (b)
                                                                                                      139,000 (h)

Deferred compensation                        964,010                    0            (308,483)(b)                           655,527
Minority interest in Alliance
  Telecommunications Corporation          18,009,817                               (3,136,964)(f) (14,872,853)(j)                 0

Stockholders' equity                      45,278,071                                  209,505 (I)                        45,487,576
                                      --------------                                                                 --------------
Total Liabilities and
   Stockholders' Equity               $  161,941,306                                                                 $  122,220,652
                                      ==============                                                                 ==============

Transaction to dispose of majority interest in Sioux Valley and Hills Telephone
Companies:
Book value of disposed assets and liabilities                     $  (9,553,123)
(a) Transfer of 32% of Alliance's ownership interest in Midwest
    Wireless and and related deferred tax liabilities                (4,337,973)
(b) Transfer of 32% of deferred compensation obligations and
    related deferred tax assets                                         188,261
(c) Transfer of 32% of investment in CoBank stock                    (1,389,786)
(d) Repayment of CoBank debt thru dividend from Sioux Valley
    and Hills                                                        13,145,132
(e) Eliminate goodwill value of investment in Sioux Valley
    and Hills                                                       (13,192,878)
(f) Eliminate minority interest in tangible assets of
    Alliance Telecommunications Corp.                                 3,136,964
(g) Fair value of majority interest in disposed assets and
    liabilities                                                      12,351,908
                                                                  --------------
    Pretax gain on disposal                                             348,505
(h)  Income tax expense                                                (139,000)
                                                                  --------------
(I) Gain on split-up                                              $     209,505
                                                                  ==============

Transaction to record acquisition of minority interest in Alliance Telecommunications Corp.:
(j)  Eliminate minority interest in goodwill of Alliance
     Telecommunications Corp.                                       (14,872,853)
(k)  Fair value of tangilbe assets of minority interest acquired        960,000
(l)  Deferred taxes related to tangible assets acquired                (384,000)

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

                                            Hector Communications Corporation

                                            By  /s/Curtis A. Sampson
                                              ------------------------
                                              Curtis A. Sampson
Date:  March 29, 2004                        Chief Executive Officer

                                            By  /s/Charles A. Braun
                                              ------------------------
                                              Charles A. Braun
Date:  March 29, 2004                        Chief Financial Officer