Form 10-Q/A
period 2003-09-30
HECTOR COMMUNICATIONS CORP
filed 2004-03-30
CIK 863437

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

For the quarterly period ended                 SEPTEMBER 30, 2003
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              Outstanding at October 31, 2003
-----------------------------------              -------------------------------
     Common Stock, par value                                   3,504,989
          $.01 per share

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the originally filed Form 10-Q has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              *

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                          *

         Item 4.  Controls and Procedures                                3

Part II.  Other Information                                              *
Signatures                                                               3

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

--------------------------
*Previously Filed

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