Form 10-Q
period 2004-03-31
HECTOR COMMUNICATIONS CORP
filed 2004-05-13
CIK 863437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2004
                               -------------------------------------------------

                                       OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:   001-13891

                        HECTOR COMMUNICATIONS CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                                41-1666660
(State or other jurisdiction of                              (Federal Employer
incorporation or organization)                               Identification No.)


  211 South Main Street, Hector, MN                                    55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                 Outstanding at April 30, 2004
--------------------------------------             -----------------------------
Common Stock, par value $.01 per share                       3,622,553

--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Comprehensive Income     5

              Consolidated Statement of Stockholders' Equity      5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      11

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                  15

         Item 4.  Controls and Procedures                        15

Part II.  Other Information                                      16

                          PART I. FINANCIAL INFORMATION

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                    March 31        December 31
Assets:                                               2004              2003
                                                 ------------      ------------
Current assets:
  Cash and cash equivalents                     $  18,770,271     $  16,581,315
  Construction fund                                 5,270,180         3,240,073
  Accounts receivable, net                          3,300,768         4,140,052
  Materials, supplies and inventories                 964,290           944,099
  Other current assets                                116,847           285,071
                                                 ------------      ------------
    Total current assets                           28,422,356        25,190,610

Property, plant and equipment                      98,638,855        98,174,546
  less accumulated depreciation                   (56,849,948)      (55,086,440)
                                                 ------------      ------------
    Net property, plant and equipment              41,788,907        43,088,106

Other assets:
  Excess of cost over net assets acquired          31,691,927        31,691,927
  Investment in Midwest Wireless Holdings, LLC     13,834,467        13,349,155
  Investment in other unconsolidated affiliates     2,817,221         2,796,035
  Other investments                                 6,454,396         6,533,858
  Other assets                                        397,754           409,664
                                                 ------------      ------------
    Total other assets                             55,195,765        54,780,639
                                                 ------------      ------------
Total Assets                                    $ 125,407,028     $ 123,059,355
                                                 ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion
   of long-term debt                            $   6,611,000     $   6,537,800
  Accounts payable                                  1,593,244         1,557,969
  Accrued expenses                                  2,270,300         2,238,587
  Income taxes payable                              1,125,289         1,541,830
                                                 ------------      ------------
    Total current liabilities                      11,599,833        11,876,186

Long-term debt, less current portion               57,903,028        57,529,378
Deferred investment tax credits                         5,484             8,999
Deferred income taxes                               4,911,357         4,902,870
Deferred compensation                                 703,224           698,254

Stockholders' Equity                               50,284,102        48,043,668
                                                 ------------      ------------
Total Liabilities and Stockholders' Equity      $ 125,407,028     $ 123,059,355
                                                 ============      ============

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   Three Months Ended March 31
                                                 ------------------------------
                                                      2004              2003
                                                 ------------      ------------
Revenues from continuing operations:
  Local network                                 $   1,492,851     $   1,461,788
  Network access                                    4,013,613         4,059,240
  Video services                                      818,253           963,448
  Internet services                                   741,148           570,277
  Other nonregulated services                         879,788           978,204
                                                 ------------      ------------
    Total revenues                                  7,945,653         8,032,957

Costs and expenses:
  Plant operations, excluding depreciation          1,054,215         1,296,400
  Customer operations                                 351,018           373,752
  General and administrative                        1,159,049         1,120,686
  Depreciation and amortization                     2,008,269         1,992,807
  Other operating expenses:
    Operating taxes                                   102,490            85,632
    Video service expenses                            678,536           786,864
    Internet expenses                                 236,880           234,357
    Other                                             374,003           310,518
                                                 ------------      ------------
    Total costs and expenses                        5,964,460         6,201,016

Operating income from continuing operations         1,981,193         1,831,941

Other income and (expenses):
  Interest expense                                   (771,469)         (893,121)
  Interest and dividend income                         53,526            80,931
  Income from investment in Midwest Wireless
    Holdings, LLC                                     682,129           622,761
  Income (loss) from investments in other
   unconsolidated affiliates                           45,186           (96,556)
                                                 ------------      ------------
    Other income (expense), net                         9,372          (285,985)

Income from continuing operations before
  income taxes and minority interest                1,990,565         1,545,956
Income tax expense                                    797,000           619,000
                                                 ------------      ------------
Income from continuing operations
  before minority interest                          1,193,565           926,956

Minority interest in continuing operations
  of Alliance Telecommunications Corporation                           (194,681)
                                                 ------------      ------------
Income from continuing operations                   1,193,565           732,275

Discontinued operations:
  Income from operations of asset group distrib-
    uted in split-up of Alliance Telecommun-
    ications Corporation, net of income taxes                           579,769
  Minority interest in discontinued operations
    of Alliance Telecommunications Corporation                         (185,526)
                                                 ------------      ------------
Income from discontinued operations                        -            394,243
                                                 ------------      ------------
Net income                                      $   1,193,565     $   1,126,518
                                                 ============      ============
Basic net income per share:
    Continuing operations                       $         .34     $         .21
    Discontinued operations                                                 .11
                                                 ------------      ------------
                                                $         .34     $         .32
                                                 ============      ============
Diluted net income per share:
    Continuing operations                       $         .31     $         .20
    Discontinued operations                                                 .10
                                                 ------------      ------------
                                                $         .31     $         .30
                                                 ============      ============

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                   Three Months Ended March 31
                                                 ------------------------------
                                                      2004              2003
                                                 ------------      ------------
Net income                                      $   1,193,565     $   1,126,518

Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    marketable securities                              21,232            (3,453)
Income tax (expense) benefit related to
  unrealized holding gains (losses) on
  marketable securities                                (8,499)            1,365
Minority interest in other comprehensive income
  (loss)of Alliance Telecommunications
   Corporation                                                              686
                                                 ------------      ------------
Other comprehensive income (loss)                      12,733            (1,402)
                                                 ------------      ------------
Comprehensive income                            $   1,206,298     $   1,125,116
                                                 ============      ============


                                         HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (unaudited)

                                                                                                          Accumulated
                                      Preferred Stock        Common Stock       Additional                   Other
                                    -------------------  --------------------      Paid-in    Retained  Comprehensive
                                     Shares     Amount      Shares     Amount      Capital    Earnings      Income        Total
                                    -------  ---------   ---------   --------  -----------  -----------  -------------  ------------
BALANCE AT DECEMBER 31, 2003        220,100  $ 220,100   3,515,482   $ 35,155  $13,828,414  $33,908,774  $      51,225  $ 48,043,668
  Net income                                                                                  1,193,565                    1,193,565
  Issuance of common stock to ESOP                          20,467        205      286,753                                   286,958
  Issuance of common stock under
    Employee Stock Option Plan                              80,914        809      746,369                                   747,178
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                              12,733        12,733
                                    -------  ---------   ---------   --------  ------------ -----------  -------------  ------------
BALANCE AT MARCH 31, 2004           220,100  $ 220,100   3,616,863   $ 36,169   $14,861,536 $35,102,339  $      63,958  $ 50,284,102
                                    =======  =========   =========   ========  ============ ===========  =============  ============


                                          See notes to consolidated financial statements.



                                                                 5

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months Ended March 31
                                                  -----------------------------
                                                       2004            2003
                                                  -----------      ------------
Cash Flows from Operating Activities:
  Net income                                     $  1,193,565     $   1,126,518
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Minority interest in earnings of Alliance
      Telecommunications Corporation                                    380,207
    Depreciation and amortization                   2,012,673         2,479,181
    Income from Midwest Wireless Holdings, LLC       (682,129)         (806,364)
    Cash distributions from Midwest Wireless
      Holdings, LLC                                   196,817           233,155
    Income from other unconsolidated affiliates       (45,186)           (8,641)
    Cash distributions other unconsolidated
      affiliates                                       24,000
    Changes in assets and liabilities net of
      effects of discontinued operations:
      Accounts receivable                             729,703           503,943
      Materials, supplies and inventories             (20,191)           18,008
      Other current assets                            168,224           (15,518)
      Accounts payable                                 35,275          (304,467)
      Accrued expenses                                318,671           461,633
      Income taxes payable                           (416,541)          (69,508)
      Deferred investment credits                      (3,515)           (4,640)
      Deferred taxes                                                    (42,409)
      Deferred compensation                             4,970            (6,085)
                                                  -----------      ------------
      Net cash provided by operating activities     3,516,336         3,945,013

Cash Flows from Investing Activities:
  Capital expenditures, net                          (703,209)         (565,027)
  Increase in construction fund                    (2,030,107)       (3,860,152)
  Investments in other unconsolidated affiliates                        (23,191)
  Purchases of other investments                       (5,429)          (80,997)
  Proceeds from other investments                     215,692
  Decrease in other assets                              1,645             6,799
                                                  -----------      ------------
      Net cash used in investing activities        (2,521,408)       (4,522,568)

Cash Flows from Financing Activities:
  Repayment of long-term debt                      (1,587,057)       (1,768,681)
  Proceeds from issuance of notes payable and
   long-term debt                                   2,033,907         5,654,154
  Issuance of common stock                            747,178            93,769
  Purchase of stock                                                      (2,891)
                                                  -----------      ------------
    Net cash provided by financing activities       1,194,028         3,976,351
                                                  -----------      ------------
Net Increase in Cash and Cash Equivalents           2,188,956         3,398,796
Cash and Cash Equivalents at Beginning of Period   16,581,315        12,020,186
                                                  -----------      ------------
Cash and Cash Equivalents at End of Period       $ 18,770,271     $  15,418,982
                                                  ===========      ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                $    894,585     $   1,281,314
  Income taxes paid during the period               1,217,056         1,080,148

                 See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements include the accounts of Hector Communications Corporation ("HCC" or "Company") and its subsidiaries. All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries. These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

The balance sheet and statement of stockholders' equity as of March 31, 2004 and the statements of income, comprehensive income (loss) and cash flows for the periods ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

The Company's operating results for the period ended March 31, 2003 have been restated pursuant to the discontinued operations rules of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to reflect the effects of the split-up of Alliance Telecommunications Corporation. Certain other amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

                                                   Three Months Ended March 31
                                                      2004               2003
                                                 ------------     -------------
Net income as reported                           $  1,193,565     $   1,126,518
Less: Total stock-based employee compensation
  expense determined under the fair value
  method for all awards                              (104,902)          (84,065)
                                                 ------------     -------------
Pro forma net income                             $  1,088,663     $   1,042,453

Basic net income per share:
   As reported                                   $        .34      $        .32
   Pro forma                                     $        .31      $        .30
Diluted net income per share:
   As reported                                   $        .31      $        .30
   Pro forma                                     $        .28      $        .28


SPLIT-UP OF ALLIANCE TELECOMMUNICATIONS CORPORATION

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

Operating results for the discontinued operations in the 2003 period was as follows:

   Revenues                                                       $   2,460,630
   Operating costs and expenses                                       1,471,239
                                                                   ------------
   Operating income                                                     989,391

   Other income and (expense):
   Interest expense                                                    (325,111)
   Interest and dividend income                                          13,689
   Income from investment in Midwest Wireless Holdings, LLC             183,603
   Income from investment in other unconsolidated affiliates            105,197
                                                                   ------------
   Other expense, net                                                   (22,622)

   Income before income taxes and minority interest                     966,769
   Income tax expense                                                   387,000
                                                                   ------------
   Income before minority interest                                      579,769
   Minority interest in discontinued operations of
     Alliance Telecommunications Corporation                           (185,526)
                                                                   ------------
  Income from discontinued operations                             $     394,243
                                                                   ============


GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets". Under the provisions of this accounting standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment on at least an annual basis and when changes in circumstances indicate that the value of goodwill may be below its carrying value.

Goodwill is tested using a two step process based upon a fair value approach. In the first step, the fair values of the reporting units underlying the Company's segments are estimated. The valuation method used by the Company includes an average of access line and customer valuations and cash flow multiple valuations it considers appropriate in the current marketplace. If the fair value of a reporting unit is less than its carrying value, a second step is required to measure the amount of goodwill impairment. For 2003, the Company performed its annual impairment test of goodwill during the third quarter. The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded. The Company believes the valuations placed on the reporting units in the test were consistent with values placed on other similar properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results.

The carrying value of HCC's goodwill was $31,692,000 at March 31, 2004 and December 31, 2003. $30,187,000 of goodwill is related to the Company's telephone operations. $1,505,000 of goodwill is related to other operations.

Changes in the Company's intangible and other assets are as follows:


                                Loan
                            Origination   Customer        Other
                                Fees        Lists         Assets        Total
                             ---------    --------     ---------     ----------
 Balance December 31, 2003   $ 162,687    $ 83,306     $ 163,671     $  409,664
 Disposals                                                (1,645)        (1,645)
 Amortization                   (4,404)     (5,861)                     (10,265)
                             ---------    --------     ---------     ----------
 Balance March 31, 2004      $ 158,283    $ 77,445     $ 162,026     $  397,754
                             =========    ========     =========     ==========

MIDWEST WIRELESS HOLDINGS, LLC

At March 31, 2004 the Company owned 8.0% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The investment is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. Income from this investment included in continuing operations was $682,000 and $623,000 in the three-month periods ended March 31, 2004 and 2003, respectively. Cash distributions received by continuing operations from Midwest Wireless were $197,000 and $233,000 in the same respective periods.

Discontinued operations of the Company include a 2.4% ownership interest in Midwest Wireless Holdings, LLC. Income from this investment included in discontinued operations in the three-month period ended March 31, 2003 was $184,000.

Income statement information for Midwest Wireless Holdings, LLC for the three-month periods ended March 31, 2004 and 2003 was as follows:

                                                  Three Months Ended March 31
                                                ------------------------------
                                                    2004               2003
                                                ------------      ------------
Revenues                                        $ 48,427,000      $ 38,416,758
Expenses                                         (38,819,540)      (29,675,491)
Minority interest                                 (1,080,843)         (987,763)
Net income                                         8,526,617         7,753,504

SEGMENT INFORMATION

The Company has changed its segment data presentation to match its new organization subsequent to the split-up of Alliance Telecommunications Corporation. Segment information is presented on a product line basis. The majority of the Company's operations consist of providing basic telephone services (often referred to as "plain old telephone service" or "POTS") to residential and business customers within its service territories. POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers. POTS revenues are subject to regulation by a number of state and federal government agencies.

The Company also provides a number of nonregulated telecommunications services to customers. These services include cable television or video service, internet access services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services, engineering services and equipment rental. The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis. Segment information provided presents only continuing operations except where noted.

                                                   POTS    Other Services          Total
                                            -------------   -------------    -------------
Three Months Ended March 31, 2004
Revenues from continuing operations         $  5,506,464    $   2,439,189    $   7,945,653
Costs and expenses                             3,969,507        1,994,953        5,964,460
                                            ------------    -------------    -------------
Operating income from continuing operations    1,536,957          444,236        1,981,193
                                            ============    =============    =============

Depreciation and amortization               $  1,542,104    $     466,165    $   2,008,269
                                            ============    =============    =============
Total assets                                $ 94,399,899    $  31,007,129    $ 125,407,028
                                            ============    =============    =============
Capital expenditures                        $    601,040    $     102,169    $     703,209
                                            ============    =============    =============

Three Months Ended March 31, 2003
Revenues from continuing operations         $   5,521,028   $   2,511,929    $   8,032,957
Costs and expenses                              4,157,587       2,043,429        6,201,016
                                            -------------   -------------    -------------
Operating income from continuing operations     1,363,441         468,500        1,831,941
                                            =============   =============    =============

Depreciation and amortization               $   1,564,035   $     428,772    $   1,992,807
                                            =============   =============    =============

Total assets:
  Continuing operations                     $ 108,046,901   $  34,361,695    $ 142,408,596
  Discontinued operations                      14,901,643       2,689,869       17,591,512
                                            -------------   -------------    -------------
Total assets                                $ 122,948,544   $  37,051,564    $ 160,000,108
                                            =============   =============    =============

Capital expenditures:
  Continuing operations                     $     331,171   $     157,206    $     488,377
  Discontinued operations                          76,650                           76,650
                                            -------------   -------------    -------------
                                            $    407,821    $     157,206    $     565,027
                                            =============   =============    =============


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

At March 31, 2004 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") serving 29,793 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota. HCC, through its subsidiaries, also provides cable television service to 9,009 subscribers in Minnesota and Wisconsin.

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

The Company has changed its discussion format to conform to the presentation of its segment information. Disclosures in the discussion relate to the Company's continuing operations.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
--------------------------------------------------------------------------------

Revenues from continuing operations decreased 1% to $7,946,000 in 2004 from $8,033,000 in 2003. The revenue breakdown was as follows:

                                                Three Months Ended March 31
                                              -------------------------------
                                                   2004                2003
                                              -----------        ------------
Plain old telephone service ("POTS"):
  Local network                               $ 1,492,851        $  1,461,788
  Network access revenues:
    Long distance providers (including NECA)    3,526,926           3,571,546
    Universal service fund support                486,687             487,694
                                              -----------        ------------
      Total network access revenues             4,013,613           4,059,240
                                              -----------        ------------
Total POTS revenues                             5,506,464           5,521,028
                                              -----------        ------------
Other services:
  Video services                                  818,253             963,448
  Internet services                               741,148             570,277
  Other nonregulated services:
    Fiber leases                                  197,083             251,591
    Cellular sales commissions                    124,298              55,525
    Directory revenues                            119,671             120,758
    Retail sales                                  112,065              92,886
    Long distance resale                           96,558              99,498
    Customer equipment installation and repair     90,224              94,493
    Engineering services                           21,755              98,549
    All other revenues                            118,134             164,904
                                              -----------         -----------
      Total nonregulated services revenue         879,788             978,204
                                              -----------         -----------
Total other service revenues                    2,439,189           2,511,929
                                              -----------         -----------
Total revenue                                 $ 7,945,653         $ 8,032,957
                                              ===========         ===========

Overall POTS revenues decreased $15,000. Local network revenues increased $31,000 or 2%. The increase was primarily due to increased revenues from CLASS service features (which include caller identification, call-waiting, call forwarding and other related services) and increased extended area service ("EAS") revenues in one exchange. EAS enables customers to call neighboring telephone systems toll free in exchange for a flat monthly fee. The Company increased the rates charged for CLASS services during the 2003 period. Access lines served were 29,793 at March 31, 2004, a decrease of 1% from March, 2003. The number of access lines the Company serves fell due to increased substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues decreased $46,000 or 1%. Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Increases in universal service fund support the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services decreased $73,000 or 3%. Revenues from video (cable television) services declined $145,000 or 15%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003. Revenues from internet services increased $171,000 or 30%, due to a 46% increase in the number of DSL customers it serves. At March 31, 2004 the Company had 2,991 digital subscriber line ("DSL") customers and 7,399 dial-up internet customers, compared to 2,051 DSL customers and 7,633 dial-up customers in March 2003. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit.

Revenues from other nonregulated services declined $98,000 or 10%. The revenue decline was due to lower revenues from leases of fiber optic facilities and lower fees from engineering services which offset higher cellular commissions and higher retail sales.

Operating costs and expenses were $5,964,000 in 2004, a decrease of 4% from $6,201,000 in 2003. The breakdown of costs and expenses was as follows:

                                                Three Months Ended March 31
                                              -------------------------------
                                                  2004                2003
                                              -----------         -----------
Plain old telephone service ("POTS"):
  Plant operations, excluding depreciation    $ 1,054,215         $ 1,296,400
  Customer operations                             313,575             340,700
  General and administrative                      957,123             870,820
  Depreciation and amortization                 1,542,104           1,564,035
  Operating taxes                                 102,490              85,632
                                              -----------         -----------
Total POTS costs and expenses                   3,969,507           4,157,587
                                              -----------         -----------
Other services:
     Customer operations                           37,443              33,052
     General and administrative                   201,926             249,866
     Depreciation and amortization                466,165             428,772
     Other costs and expenses:
         Video service expenses                   678,536             786,864
         Internet expenses                        236,880             234,357
         Other                                    374,003             310,518
                                              -----------         -----------
Total Other service costs and expenses          1,994,953           2,043,429
                                              -----------         -----------
Total costs and expenses                      $ 5,964,460         $ 6,201,016
                                              ===========         ===========

Total POTS costs and expenses decreased $188,000 or 5%. Plant operations expenses decreased $242,000 or 19% due to reduced headcount - 2003 included severance charges for employee headcount reductions. Customer operations expenses decreased $27,000 or 8% due to employee headcount reductions. General and administrative expenses increased $86,000 or 10%. Operating income in 2004 from POTS was $1,537,000, an increase of 13% from $1,363,000 in 2003.

Total costs and expenses for other services declined $48,000 or 2%. Video service expenses declined $108,000 or 14% due to sales of cable television systems in 2003. Internet expenses were flat. General and administrative expenses decreased $48,000 or 19% from 2003, which included expenses incurred in breaking up Alliance. Depreciation expense increased $37,000 or 9% due to depreciation on new plant investments. Operating income in 2004 from other services was $444,000, a decrease of 5% from $468,000 in 2003. Total operating income from continuing operations increased 8% to $1,981,000.

Interest expenses decreased $122,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income decreased $27,000 due to lower interest rates paid on invested cash balances.

Income from the Company's investment in Midwest Wireless Holdings, LLC increased 10% to $682,000. Midwest Wireless benefited from determinations by regulators that its operations were eligible to receive universal service high cost support funds. The Company had income from other unconsolidated investments of $45,000 in 2004 compared to losses of $97,000 in 2003.

Income from continuing operations before income taxes and minority interest increased 29% to $1,991,000. Income tax expense increased to $797,000 in 2004 from $619,000 in 2003. Income before minority interest in Alliance's earnings was $1,194,000 in 2004 compared to $927,000 in 2003. Minority interests in earnings of Alliance from continuing operations in the first three months of 2003 were $195,000. Income from continuing operations totaled $1,194,000 compared to $732,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $580,000. Minority interests in those earnings were $186,000. The Company had net income of $1,194,000 in 2004 compared to $1,127,000 in 2003.


                         Liquidity and Capital Resources
                         -------------------------------

Cash flows from consolidated operating activities (including the activities of discontinued operations in 2003) for the three-month periods were $3,516,000 and $3,945,000 in 2004 and 2003, respectively. At March 31, 2004, the Company's cash and cash equivalents totaled $18,770,000 compared to $16,581,000 at December 31, 2003. Working capital at March 31, 2004 was $16,823,000 compared to $13,314,000 at December 31, 2003. The current ratio was 2.5 to 1 at March 31, 2004.

The improvement in the Company's working capital and current ratio at March 31 was due to several factors. The Company received $2,034,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank during the first quarter to finance plant additions in the Indianhead and Pine Island telephone exchanges. At March 31, 2004, construction funds available totaled $5,270,000. The Company received $747,000 of cash during the first quarter from the exercise of employee stock options.

Plant additions in support of the Company's continuing operations in the 2004 and 2003 periods were $703,000 and $488,000, respectively. Plant additions in the first quarter went primarily to upgrade the Company's central offices to enable local number portability ("LNP"). The Company's LEC subsidiaries are subject to FCC rules requiring wireline telephone numbers to be "ported" to wireless carriers. The process makes it possible for customers to change their telephone service from wireline to wireless without changing their telephone numbers. The FCC has not established final rules covering payments of the costs of LNP. One of the Company's LECs became subject to the LNP rules in November, 2003. The others will become subject to the rules in May, 2004.

The Company makes periodic improvements to its facilities to provide up-to-date services to its customers. Plant additions for 2004 are expected to total $4,400,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to borrowing to finance Alliance's acquisition of Ollig Utilities Company. Prior to the split-up transaction, Alliance and its subsidiaries carried this debt. In July 2003 the Company repaid the acquisition loan with proceeds from a new term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC's subsidiary companies. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 4.4% at March 31, 2004. Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at March 31, 2004 was $25,438,000.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. At March 31, 2004, 215,000 shares could be repurchased under outstanding Board authorizations.

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


                            New Accounting Principles

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

Item 4.  Controls and Procedures

The Company, with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. HCC's disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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



Item 6(a).  Exhibits Filed Herewith

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

Item 6(b).  Reports on Form 8-K.

On March 12, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 its fourth quarter 2003 earnings release to shareholders.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                              By  /s/Curtis A. Sampson
                                                 -----------------------------
                                                 Curtis A. Sampson
Date:  May 13, 2004                              Chief Executive Officer

                                              By  /s/Charles A. Braun
                                                 -----------------------------
                                                 Charles A. Braun
Date:  May 13, 2004                              Chief Financial Officer