Form 10-Q/A
period 2003-03-31
HECTOR COMMUNICATIONS CORP
filed 2004-05-17
CIK 863437

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 4
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        HECTOR COMMUNICATIONS CORPORATION

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES [ ] NO[X]

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
         $.01 per share
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 4 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to restate and amend the pro forma income statement and balance sheet presented in Item 2, "Breakup of Alliance Telecommunications Corporation" to reflect the purchase method of accounting required by SFAS No. 141, "Business Combinations". The Company is also clarifying its discussion of internal controls and procedures under Item 4. Other than information set forth in this amended filing, previously filed information has not been updated and the term "filing date" refers to the original filing date of this Form 10-Q.


               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                                   *

              Consolidated Statements of Income (Loss)                      *

              Consolidated Statements of Comprehensive Income (Loss)        *

              Consolidated Statement of Stockholders' Equity                *

              Consolidated Statements of Cash Flows                         *

              Notes to Consolidated Financial Statements                    *

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 3

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             *

         Item 4.  Controls and Procedures                                  11

Part II.  Other Information                                                11

Exhibits

    Exhibit 11 - Calculation of Earnings Per Share                          *
    Exhibit 31.1 - Certification of Chief Executive Officer -     filed herewith
    Exhibit 31.2 - Certification of Chief Financial Officer -     filed herewith
    Exhibit 32 - Certification pursuant to 18 USCss.1350 -        filed herewith

-------------------------------
*Previously Filed

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

Pro forma income statement - Three Months Ended March 31, 2003

                                                                             Eliminate
                                                           Hector          Hills and Sioux          Other
                                                      Communications     Valley Telephone        Pro forma             Pro forma
                                                        Corporation          Companies          Adjustments             Combined
                                                       -------------       -------------       -------------         -------------
REVENUES:
  Local network                                        $   1,855,728          $ (393,940)                            $   1,461,788
  Network access                                           5,729,366          (1,670,126)                                4,059,240
  Video services                                           1,136,106            (172,658)                                  963,448
  Internet services                                          712,426            (142,149)                                  570,277
  Other nonregulated services                              1,059,961             (81,757)                                  978,204
                                                       -------------       -------------       -------------         -------------
    TOTAL REVENUES                                        10,493,587          (2,460,630)                 -              8,032,957

COSTS AND EXPENSES:
  Plant operations                                         1,632,921            (336,181)                                1,296,740
  Depreciation and amortization                            2,479,181            (486,374)             16,003 (d)         2,008,810
  Customer operations                                        515,390            (141,638)                                  373,752
  General and administrative                               1,441,101            (205,320)                                1,235,781
  Other operating expenses                                 1,603,662            (301,726)                                1,301,936
                                                       -------------       -------------       -------------         -------------
    TOTAL COSTS AND EXPENSES                               7,672,255          (1,471,239)             16,003             6,217,019
                                                       -------------       -------------       -------------         -------------

OPERATING INCOME                                           2,821,332            (989,391)            (16,003)            1,815,938

OTHER INCOME (EXPENSES):
  Interest expense                                        (1,218,232)            117,086             196,651 (a)(b)       (904,495)
  Income from investments in unconsolidated affilates:
      Midwest Wireless Holdings, LLC                         806,364                                (183,603)(c)           622,761
      Other unconsolidated affiliates                          8,641            (105,197)                                  (96,556)
  Interest and dividend income                                94,620             (13,689)                                   80,931
                                                       -------------       -------------       -------------         -------------
    OTHER INCOME (EXPENSES), net                            (308,607)             (1,800)             13,048              (297,359)
                                                       -------------       -------------       -------------         -------------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                        2,512,725            (991,191)             (2,955)            1,518,579

Income tax expense                                         1,006,000            (396,476)             (1,182)(e)           608,342
                                                       -------------       -------------       -------------         -------------

INCOME BEFORE MINORITY INTEREST                            1,506,725            (594,715)             (1,773)              910,237

Minority interest in earnings of
  Alliance Telecommunications Corporation                    380,207                                (380,207)(f)                 0
                                                       -------------       -------------       -------------         -------------

NET INCOME                                                 1,126,518            (594,715)            378,434               910,237
                                                       =============       =============       =============         =============

NET INCOME PER COMMON SHARE:
  Basic                                                $         .32                                                 $        .26
  Diluted                                                        .30                                                          .24

AVERAGE SHARES OUTSTANDING
  Common shares only                                       3,470,000                                                     3,470,000
  Common and potential common shares                       3,746,000                                                     3,746,000

(a) Interest adjustment on CoBank loan at average interest rate (6.8%)                                               $     223,467
(b) Interest adjustment on CoBank loan for accrued patronage                                                               (26,816)
(c) Adjust income from Midwest Wireless Holdings for ownership transfer                                                   (183,603)
(d) Depreciation expense on plant allocation                                                                                16,003
(e) Income tax effect of above adjustments (40% rate)                                                                       (1,182)
(f) Eliminate minority interest in earnings of Alliance                                                                   (380,207)

Pro forma balance sheet - March 31, 2003 Pro forma balance sheet - March 31,
2003

                                                          Eliminate Assets
                                                         and Liabilities of
                                              Hector      Sioux Valley and     Pro forma          Pro forma
                                          Communications   Hills Telephone      Disposal         Acquisition             Pro forma
Assets                                      Corporation        Companies      Adjustments        Adjustments              Combined
                                           ------------   ----------------   -------------      ------------           ------------
Current assets:
  Cash and cash equivalents                $ 15,418,982   $    (3,578,964)                                             $ 11,840,018
  Construction fund                           4,522,384            (4,187)                                                4,518,197
  Accounts receivable, net                    4,315,231        (1,229,468)                                                3,085,763
  Materials, supplies and inventories         1,157,579          (141,443)                                                1,016,136
  Other current assets                          247,203           (79,870)                                                  167,333
                                           ------------                                                                ------------
      Total Current Assets                   25,661,379                                                                   20,627,447

Property, plant and equipment, net           54,752,142        (9,611,359)                           960,000 (k)          46,100,783

Investments and other assets:
  Excess of cost over net assets
   acquired, net                             49,074,992          (122,569)   $ (13,192,878)(e)  $(14,447,535)(j)          32,694,572
                                                                                11,958,562 (g)      (960,000)(k)
                                                                                                     384,000 (l)

  Investment in Midwest Wireless
   Holdings LLC                              16,805,916                 0       (4,341,805)(a)                           12,464,111
  Investments in other unconsolidated
   affiliates                                 4,405,429        (1,571,884)                                                2,833,545
  Other investments                           8,896,046        (1,173,743)      (1,389,786)(c)                            6,332,517
  Other assets                                  404,204          (122,636)                                                  281,568
                                           ------------                                                                ------------
    Total investments and other assets       79,586,587                                                                  54,606,313
                                           ------------                                                                ------------
Total Assets                               $160,000,108                                                                $121,334,543
                                           ============                                                                ============

Liabilities and Stockholders Equity

Current liabilities:
  Notes payable and current portion of
   long-term debt                          $  7,746,000          (364,000)                                             $  7,382,000
  Accounts payable                            2,219,411          (515,149)                                                1,704,262
  Accrued expenses                            2,745,469          (508,017)                                                2,237,452
  Income taxes payable                          809,909          (325,504)                                                  484,405
                                           ------------                                                                ------------
     Total current liabilities               13,520,789                                                                  11,808,119

Long-term debt, less current portion         78,651,633        (5,328,745)     (13,145,132)(d)                           60,177,756
Deferred investment tax credits                  22,914                                                                      22,914
Deferred income taxes                         5,822,979        (1,345,693)        (162,523)(a)       384,000 (l)          4,915,633
                                                                                   120,222 (b)
                                                                                    96,648 (h)

Deferred compensation                           970,094                           (310,430)(b)                              659,664
Minority interest in Alliance
  Telecommunications Corporation             17,407,220                         (2,959,685)(f)   (14,447,535)(j)                  0

Stockholders' equity                         43,604,479                            145,978 (I)                           43,750,457
                                           ------------                                                                ------------

Total Liabilities and
  Stockholders' Equity                     $160,000,108                                                                $121,334,543
                                           ============                                                                ============

Transaction to dispose of majority interest in Sioux Valley and Hills Telephone
Companies:
Book value of disposed assets and liabilities                      $ (9,249,015)
(a) Transfer of 32% of Alliance's ownership interest in Midwest
    Wireless and and related deferred tax liabilities                 4,179,282)
(b) Transfer of 32% of deferred compensation obligations and
    related deferred tax assets                                         190,208
(c) Transfer of 32% of investment in CoBank stock                    (1,389,786)
(d) Repayment of CoBank debt thru dividend from Sioux Valley
    and Hills                                                        13,145,132
(e) Eliminate goodwill value of investment in Sioux Valley
    and Hills                                                       (13,192,878)
(f) Eliminate minority interest in tangible assets of Alliance
    Telecommunications Corp.                                          2,959,685
(g) Fair value of majority interest in disposed assets and
    liabilities                                                      11,958,562
                                                                   ------------
  Pretax gain on disposal                                               242,626
(h)  Income tax expense                                                 (96,648)
                                                                   ------------
(I) Gain on split-up                                                    145,978

Transaction to record acquisition of minority interest in
Alliance Telecommunications Corp.:
(j) Eliminate minority interest in goodwill of
    Alliance Telecommunications Corp.                              $(14,447,535)
(k)  Fair value of tangilbe assets of minority interest acquired        960,000
(l)  Deferred taxes related to tangible assets acquired                (384,000)


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

                          PART II. OTHER INFORMATION

Items 1 - 5.  Not Applicable

Item 6(a).  Exhibits

Exhibit 31.1,  "Certification  of Chief  Executive  Officer" is filed with this
Form 10-Q/A. Exhibit 31.2, "Certification of Chief Financial Officer" is filed with this Form 10-Q/A. Exhibit 32, "Certification pursuant to 18 USC ss.1350" is filed with this Form 10-Q/A.

Exhibit 11, "Calculation of Earnings Per Share" was previously filed.

Item 6(b).  Reports on Form 8-K.
None.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Hector Communications Corporation

                                             By  /s/Curtis A. Sampson
                                                ------------------------
                                                Curtis A. Sampson
Date:  May 17, 2004                             Chief Executive Officer

                                             By  /s/Charles A. Braun
                                                ------------------------
                                                Charles A. Braun
Date:  May 17, 2004                             Chief Financial Officer