Form 10-Q
period 2004-06-30
HECTOR COMMUNICATIONS CORP
filed 2004-08-13
CIK 863437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2004
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                 Outstanding at July 31, 2004
--------------------------------------              ----------------------------
Common Stock, par value $.01 per share                        3,639,068

--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                                    3

              Consolidated Statements of Income                              4

              Consolidated Statements of Comprehensive Income                5

              Consolidated Statement of Stockholders' Equity                 5

              Consolidated Statements of Cash Flows                          6

              Notes to Consolidated Financial Statements                     7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 13

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             19

         Item 4.  Controls and Procedures                                   19

Part II.  Other Information                                                 20

PART i. FINANCIAL INFORMATION

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                         June 30    December 31
Assets:                                                    2004          2003
                                                     ------------  ------------
Current assets:
  Cash and cash equivalents                          $ 19,659,766  $ 16,581,315
  Construction fund                                     3,118,415     3,240,073
  Accounts receivable, net                              3,403,235     4,140,052
  Materials, supplies and inventories                   1,319,696       944,099
  Other current assets                                      4,501       285,071
                                                     ------------  ------------
    Total current assets                               27,505,613    25,190,610

Property, plant and equipment                          98,999,327    98,174,546
  less accumulated depreciation                       (57,526,186)  (55,086,440)
                                                     ------------  ------------
    Net property, plant and equipment                  41,473,141    43,088,106

Other assets:
  Excess of cost over net assets acquired              30,921,094    31,691,927
  Investment in Midwest Wireless Holdings, LLC         14,203,468    13,349,155
  Investment in other unconsolidated affiliates         2,890,376     2,796,035
  Other investments                                     6,873,858     6,533,858
  Other assets                                            384,207       409,664
                                                     ------------  ------------
    Total other assets                                 55,273,003    54,780,639
                                                     ------------  ------------
Total Assets                                         $124,251,757  $123,059,355
                                                     ============  ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of
   long-term debt                                    $  6,561,000  $  6,537,800
  Accounts payable                                      1,284,544     1,557,969
  Accrued expenses                                      2,195,566     2,238,587
  Income taxes payable                                    448,561     1,541,830
                                                     ------------  ------------
    Total current liabilities                          10,489,671    11,876,186

Long-term debt, less current portion                   56,324,345    57,529,378
Deferred investment tax credits                             3,717         8,999
Deferred income taxes                                   5,416,470     4,902,870
Deferred compensation                                     708,194       698,254

Stockholders' Equity                                   51,309,360    48,043,668
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity           $124,251,757  $123,059,355
                                                     ============  ============

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                 Three Months Ended June 30        Six Months Ended June 30
                                                               -----------------------------   ------------------------------
                                                                      2004            2003            2004             2003
                                                               -------------   -------------   -------------    -------------
Revenues from continuing operations:
  Local network                                                $   1,568,145   $   1,548,135   $   3,060,996    $   3,009,923
  Network access                                                   3,925,157       4,029,702       7,938,770        8,088,942
  Nonregulated services:
    Video services                                                   874,779         910,049       1,693,032        1,873,497
    Internet services                                                772,640         671,922       1,513,788        1,242,199
    Other nonregulated services                                      851,285         894,642       1,731,073        1,872,846
                                                               -------------   -------------   -------------    -------------
    Total revenues                                                 7,992,006       8,054,450      15,937,659       16,087,407

Costs and expenses:
  Plant operations, excluding depreciation                         1,148,552       1,199,048       2,204,193        2,495,448
  Customer operations                                                444,862         429,131         795,880          802,883
  General and administrative                                       1,158,375       1,265,070       2,317,424        2,385,756
  Depreciation and amortization                                    2,008,399       1,958,351       4,016,668        3,951,158
  Other operating expenses:
    Operating taxes                                                   97,579         111,754         210,387          197,386
    Video service expenses                                           868,485         777,744       1,547,021        1,564,608
    Internet expenses                                                254,192         101,408         491,072          335,765
    Other                                                            559,804         391,805         922,063          702,323
                                                               -------------   -------------   -------------    -------------
    Total costs and expenses                                       6,540,248       6,234,311      12,504,708       12,435,327

Operating income from continuing operations                        1,451,758       1,820,139       3,432,951        3,652,080

Other income and (expenses):
  Interest expense                                                  (716,408)       (875,731)     (1,487,877)      (1,768,852)
  Interest and dividend income                                        63,006          54,535         116,532          135,466
  Income from investment in Midwest Wireless Holdings, LLC           626,118         683,998       1,308,247        1,306,759
  Income (loss) from investments in other unconsolidated
   affiliates                                                        134,255          51,208         179,441          (45,348)
  Gain on sale of cable television systems                            28,590       1,080,723          28,590        1,080,723
                                                               -------------   -------------   -------------    -------------
    Other income (expense), net                                      135,561         994,733         144,933          708,748

Income from continuing operations before income taxes
  and minority interest                                            1,587,319       2,814,872       3,577,884        4,360,828

Income tax expense                                                   633,000       1,060,000       1,430,000        1,679,000
                                                               -------------   -------------   -------------    -------------

Income from continuing operations before minority interest           954,319       1,754,872       2,147,884        2,681,828

Minority interest in continuing operations of
  Alliance Telecommunications Corporation                                           (464,943)                        (659,624)
                                                               -------------   -------------   -------------    -------------
Income from continuing operations                                    954,319       1,289,929       2,147,884        2,022,204

Discontinued operations:
  Income from operations of asset group distributed in
    split-up of Alliance Telecommunications Corporation,
    net of income taxes                                                              408,979                          988,748
  Minority interest in discontinued operations of
    Alliance Telecommunications Corporation                                         (130,873)                        (316,399)
                                                               -------------   -------------   -------------    -------------
Income from discontinued operations                                        -         278,106               -          672,349
                                                               -------------   -------------   -------------    -------------

Net income                                                     $     954,319   $   1,568,035   $   2,147,884    $   2,694,553
                                                               =============   =============   =============    =============

Basic net income per share:
    Continuing operations                                      $         .26   $         .37   $         .60    $         .58
    Discontinued operations                                                              .08                              .20
                                                               -------------   -------------   -------------    -------------
                                                               $         .26   $         .45   $         .60    $         .78
                                                               =============   =============   =============    =============
Diluted net income per share:
    Continuing operations                                      $         .24   $         .34   $         .55    $         .54
    Discontinued operations                                                              .08                              .18
                                                               -------------   -------------   -------------    -------------
                                                               $         .24   $         .42   $         .55    $         .71
                                                               =============   =============   =============    =============

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

                                                                 Three Months Ended June 30          Six Months Ended June 30
                                                               -----------------------------   ---------------------------------
                                                                      2004              2003              2004              2003
                                                               -------------   -------------     -------------     -------------
Net income                                                     $     954,319   $   1,568,035       $ 2,147,884       $ 2,694,553

Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    marketable securities                                            (21,940)         53,890              (708)           50,437
Income tax (expense) benefit related to unrealized
  holding gains (losses) on marketable securities                      8,776         (21,555)              277           (20,190)
Minority interest in other comprehensive income (loss)
  of Alliance Telecommunications Corporation                                          (6,781)                             (6,095)
                                                               -------------   -------------     -------------     -------------
Other comprehensive income (loss)                                    (13,164)         25,554              (431)           24,152
                                                               -------------   -------------     -------------     -------------
Comprehensive income                                           $     941,155   $   1,593,589       $ 2,147,453       $ 2,718,705
                                                               =============   =============     =============     =============

See notes to consolidated financial statements.


HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIE
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                          Accumulated
                                      Preferred Stock        Common Stock       Additional                   Other
                                    -------------------  --------------------      Paid-in    Retained  Comprehensive
                                     Shares     Amount      Shares     Amount      Capital    Earnings   Income (Loss)        Total
                                    -------  ---------   ---------   --------  -----------  -----------  -------------  ------------
BALANCE AT DECEMBER 31, 2003        220,100  $ 220,100   3,515,482   $ 35,155  $13,828,414  $33,908,774  $      51,225  $ 48,043,668
  Net income                                                                                  2,147,884                    2,147,884
  Issuance of common stock to ESOP                          20,467        205      286,753                                   286,958
  Issuance of common stock under
    Employee Stock Option Plan                              94,219        942      830,339                                   831,281
  Conversion of preferred stock
    to common                        (8,900)    (8,900)      8,900         89        8,811                                         0
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                                (431)          431
                                    -------  ---------   ---------   --------  ------------ -----------  -------------  ------------
BALANCE AT JUNE 30, 2004            211,200  $ 211,200   3,639,068   $ 36,391  $14,954,317  $36,056,658  $      50,794  $ 51,309,360
                                    =======  =========   =========   ========  ============ ===========  =============  ============

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                      Six Months Ended June 30
                                                     --------------------------
                                                          2004           2003
                                                     ------------  ------------
Cash Flows from Operating Activities:
  Net income                                         $  2,147,884  $  2,694,553
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interest in earnings of
      Alliance Telecommunications Corporation                           976,023
    Depreciation and amortization                       4,025,476     4,888,483
    Income from Midwest Wireless Holdings, LLC         (1,308,247)   (1,692,018)
    Cash distributions from Midwest Wireless
      Holdings, LLC                                       453,934       421,848
    Income from other unconsolidated affiliates          (179,441)     (131,270)
    Cash distributions from other unconsolidated
      affiliates                                          130,610       154,987
    Gain on sale of cable television systems              (28,590)   (1,080,723)
    Changes in assets and liabilities net of effects
    of discontinued operations:
      Accounts receivable                                 627,236       758,260
      Materials, supplies and inventories                (375,597)     (119,047)
      Other current assets                                280,570       105,391
      Accounts payable                                   (273,425)     (299,138)
      Accrued expenses                                    243,937       487,464
      Income taxes payable                             (1,093,269)      541,947
      Deferred investment credits                          (5,282)      (13,511)
      Deferred taxes                                                      4,940
      Deferred compensation                                 9,940       (12,169)
                                                     ------------  ------------
  Net cash provided by operating activities             4,655,736     7,686,020

Cash Flows from Investing Activities:
  Capital expenditures, net                            (1,571,044)   (1,720,438)
  Proceeds from sales of cable television systems          98,875     1,665,782
  Change in the RUS construction fund                     121,658    (3,866,140)
  Investments in other unconsolidated affiliates          (45,510)
  Purchases of other investments                         (181,187)     (210,165)
  Proceeds from other investments                         345,548     1,235,328
  Decrease in other assets                                  4,927        10,081
                                                     ------------  ------------
  Net cash used in investing activities                (1,226,733)   (2,885,552)

Cash Flows from Financing Activities:
  Repayment of long-term debt                          (3,215,740)   (2,796,835)
  Proceeds from issuance of notes payable
    and long-term debt                                  2,033,907     5,654,154
  Issuance of common stock                                831,281       176,374
  Purchase of stock                                                      (5,493)
                                                     ------------  ------------
  Net cash (used in) provided by financing activities    (350,552)    3,028,200
                                                     ------------  ------------
Net Increase in Cash and Cash Equivalents               3,078,451     7,828,668
Cash and Cash Equivalents at Beginning of Period       16,581,315    12,020,186
                                                     ------------  ------------
Cash and Cash Equivalents at End of Period           $ 19,659,766  $ 19,848,854
                                                     ============  ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                    $  1,660,058  $  2,565,590
  Income taxes paid during the period                   2,528,551     1,916,332

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

The balance sheet and statement of stockholders' equity as of June 30, 2004 and the statements of income, comprehensive income and cash flows for the periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2004 and 2003 have been made.

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

The Company's operating results for the periods ended June 30, 2003 have been restated pursuant to the discontinued operations rules of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to reflect the effects of the split-up of Alliance Telecommunications Corporation. Certain other amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

STOCK COMPENSATION

The Company has stock plans under which stock options, stock appreciation rights, restricted stock or deferred stock may be granted to officers, key employees and nonemployee directors. Employees may also participate in an employee stock purchase plan which allows them to purchase shares through payroll deductions on favorable terms. The Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and directors. If the Company had elected to recognize compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, net income and net income per share would have been as follows:

                                                     Three Months Ended June 30
                                                          2004           2003
                                                     ------------  ------------
Net income as reported                               $    954,319  $  1,568,035
Less: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards                                         (253,562)     (180,569)
Pro forma net income                                 $    700,757  $  1,387,466

Basic net income per share:
   As reported                                       $        .26  $        .45
   Pro forma                                         $        .19  $        .40
Diluted net income per share:
   As reported                                       $        .24  $        .42
   Pro forma                                         $        .18  $        .37

                                                      Six Months Ended June 30
                                                          2004          2003
                                                     ------------  ------------
Net income as reported                               $  2,147,884  $  2,694,553
Less: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards                                         (358,464)     (264,634)
Pro forma net income                                 $  1,789,420  $  2,429,919

Basic net income per share:
   As reported                                       $        .60  $        .78
   Pro forma                                         $        .50  $        .70
Diluted net income per share:
   As reported                                       $        .55  $        .72
   Pro forma                                         $        .46  $        .65

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

Operating results for the discontinued operations in the 2003 periods were as follows:

                                                    Three Months    Six Months
                                                   Ended June 30, Ended June 30,
                                                         2003           2003
                                                    ------------- -------------
Revenues                                             $  2,290,247  $  4,750,877
Operating costs and expenses                            1,448,619     2,919,858
                                                    ------------- -------------
Operating income                                          841,628     1,831,019

Other income and (expenses):
  Interest expense                                       (354,948)     (680,059)
  Interest and dividend income                             32,222        45,911
  Income (loss) from investments in unconsolidated
    affilates:
    Midwest Wireless Holdings, LLC                        201,656       385,259
    Other unconsolidated affiliates                        71,421       176,618
                                                    ------------- -------------
    Other expense, net                                    (49,649)      (72,271)

Income before income taxes and minority interest          791,979     1,758,748

Income tax expense                                        383,000       770,000
                                                    ------------- -------------

Income before minority interest                           408,979       988,748

Minority interest in discontinued operations of
  Alliance Telecommunications Corporation                (130,873)     (316,399)
                                                    ------------- -------------
Income from discontinued operations                  $    278,106  $    672,349
                                                    ============= =============


The Company accounted for the split-up transactions using the purchase method of accounting. In recording the purchase of the minority interest in Alliance's continuing operations, the Company estimated fair value of the assets and liabilities acquired, pending receipt of an appraisal by outside experts, which was received during the current quarter. After receipt of the appraisal, the Company adjusted its recording of the allocation of excess fair value over book value as follows:
                                                       Estimated   As Appraised
                                                     ------------  ------------
Excess of fair value over book value allocated
  to plant assets, net of related deferred taxes     $    576,000  $  1,346,833
Excess of fair value over book value allocated
  to goodwill                                           7,909,006     7,138,173

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

The carrying value of HCC's goodwill was $30,921,000 at June 30, 2004 and $31,692,000 at December 31, 2003. The change in the goodwill value was due to the results of the appraisal of the assets and liabilities acquired in the Alliance split-up transactions. $29,416,000 of goodwill is related to the Company's telephone operations. $1,505,000 of goodwill is related to other operations.

Changes in the Company's intangible and other assets are as follows:

                               Loan
                            Origination   Customer      Other
                                Fees        Lists       Assets           Total
                             ---------    --------    ---------       ---------
 Balance December 31, 2003   $ 162,687    $ 83,306    $ 163,671       $ 409,664
 Disposals                                               (4,924)         (4,924)
 Amortization                   (8,810)    (11,723)                     (20,533)
                             ---------    --------    ---------       ---------
 Balance June 30, 2004       $ 153,877    $ 71,583    $ 158,747       $ 384,207
                             =========    ========    =========       =========


MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC ("Midwest Wireless") provides wireless telecommunications services to 377,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,910,000. Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless' operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin. HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. HCC influences Midwest Wireless policies and procedures applying to administration, planning and budgeting, cell siting, technology selection, roaming agreements, affiliation agreements, marketing and customer service, financing, accounting policies and financial reporting and disclosure policies and the timing of financial reports. HCC accounts for its investment in Midwest Wireless using the equity method. Income from this investment included in continuing operations was $1,308,000 and $1,307,000 in the six-month periods ended June 30, 2004 and 2003, respectively. Cash distributions received by continuing operations from Midwest Wireless were $454,000 and $422,000 in the same respective periods.

Discontinued operations of the Company include a 2.4% ownership interest in Midwest Wireless Holdings, LLC. Income from this investment included in discontinued operations in the three-month and six-month periods ended June 30, 2003 was $202,000 and $385,000, respectively.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended June 30, 2004 and 2003 was as follows:

                                            Three Months Ended June 30     Six Months Ended June 30
                                            --------------------------   ----------------------------
                                                  2004         2003            2004           2003
                                            ------------  ------------   -------------  -------------
Revenues                                    $ 51,914,128  $ 43,150,492   $ 100,341,128  $  81,567,250
Expenses                                     (43,095,572)  (33,531,557)    (81,915,112)   (63,207,048)
Minority interest                               (992,084)   (1,103,029)     (2,072,927)    (2,090,792)
Net income                                     7,826,472     8,515,906      16,353,089     16,269,410


SALES OF CABLE TELEVISION SYSTEMS

Effective June 30, 2004 the Company sold the assets of the cable television system serving Hudson Township, WI to Baldwin Telecom Inc. for $99,000 of cash and a note receivable of $395,000.

Effect of the asset sale was as follows:
Sales price                                                     $       494,375
Less: Property, plant and equipment (net)                              (465,785)
                                                                 --------------
Gain on sale of cable assets                                    $        28,590
                                                                 ==============

The Company sold two groups of cable television systems during the second quarter of 2003. Effective April 30, 2003, Alliance sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000. Effective June 2, 2003, Alliance sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND - Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash (including $80,000 of escrowed funds).

Effect of the asset sales was as follows:
Sales price                                                     $     2,395,032
Less:  Property, plant and equipment (net)                             (343,636)
Less:  Intangible assets (goodwill)                                    (970,673)
                                                                 --------------
Gain on sale of cable assets                                    $     1,080,723
                                                                 ==============


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

                                                                   POTS            Other Services                  Total
                                                          ---------------       -----------------         ---------------
Six Months Ended June 30, 2004
Revenues from continuing operations                      $     10,999,766        $      4,937,893        $     15,937,659
Costs and expenses                                              8,106,738               4,397,970              12,504,708
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     2,893,028                 539,923               3,432,951
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      3,084,209        $        932,459        $      4,016,668
                                                          ===============         ===============         ===============
Total assets                                             $     90,409,628        $     33,842,129        $    124,251,757
                                                          ===============         ===============         ===============
Capital expenditures                                     $      1,385,966        $        185,078        $      1,571,044
                                                          ===============         ===============         ===============

Six Months Ended June 30, 2003
Revenues from continuing operations                      $     11,098,865        $      4,988,542        $     16,087,407
Costs and expenses                                              8,302,104               4,133,223              12,435,327
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     2,796,761                 855,319               3,652,080
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      3,097,490        $        853,668        $      3,951,158
                                                          ===============         ===============         ===============
Total assets:
  Continuing operations                                  $    109,669,618        $     33,847,613        $    143,517,231
  Discontinued operations                                      15,748,505               2,678,971              18,427,476
                                                          ---------------         ---------------         ---------------
Total assets                                             $    125,418,123        $     36,526,584        $    161,944,707
                                                          ===============         ===============         ===============
Capital expenditures:
  Continuing operations                                  $      1,229,591        $        233,953        $      1,463,544
  Discontinued operations                                         256,894                                         256,894
                                                          ---------------         ---------------         ---------------
                                                         $      1,486,485        $        233,953        $      1,720,438
                                                          ===============         ===============         ===============

                                                                   POTS            Other Services                  Total
                                                          ---------------       -----------------         ---------------
Three Months Ended June 30, 2004
Revenues from continuing operations                      $      5,493,302        $      2,498,704        $      7,992,006
Costs and expenses                                              4,137,231               2,403,017               6,540,248
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     1,356,071                  95,687               1,451,758
                                                          ===============         ===============         ===============

Depreciation and amortization                            $      1,542,105        $        466,294        $      2,008,399
                                                          ===============         ===============         ===============
Capital expenditures                                     $        784,926        $         82,909        $        867,835
                                                          ===============         ===============         ===============

Three Months Ended June 30, 2003
Revenues from continuing operations                      $      5,577,837        $      2,476,613        $      8,054,450
Costs and expenses                                              4,144,517               2,089,794               6,234,311
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     1,433,320                 386,819               1,820,139
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      1,533,455        $        424,896        $      1,958,351
                                                          ===============         ===============         ===============
Capital expenditures:
  Continuing operations                                  $        898,420        $         76,747        $        975,167
  Discontinued operations                                         180,244                                         180,244
                                                          ---------------         ---------------         ---------------
                                                         $      1,078,664        $         76,747        $      1,155,411
                                                          ===============         ===============         ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Hector Communications Corporation ("HCC" or "Company") is a telecommunications holding company which, through its subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

At June 30, 2004 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") serving 29,878 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota. HCC, through its subsidiaries, also provides cable television service to 8,353 subscribers in Minnesota.


Disclosures in the discussion relate to the Company's continuing operations (see Split-up of Alliance Telecommunications Corporation in the notes). The Company has changed its discussion format to conform to the current presentation of its segment information.


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------------

Revenues from continuing operations decreased 1% to $15,938,000 in 2004 from $16,087,000 in 2003. The revenue breakdown was as follows:

                                                      Six Months Ended June 30
                                                           2004          2003
                                                     ------------  ------------
Plain old telephone service ("POTS"):
     Local network                                   $  3,060,996  $  3,009,923
     Network access revenues:
       Long distance providers (including NECA)         6,992,341     7,187,770
       Universal service fund support                     946,429       901,172
                                                     ------------  ------------
              Total network access revenues             7,938,770     8,088,942
                                                     ------------  ------------
Total POTS revenues                                    10,999,766    11,098,865
                                                     ------------  ------------
Other services:
     Video services                                     1,693,032     1,873,497
     Internet services                                  1,513,788     1,242,199
     Other nonregulated services:
         Fiber leases                                     382,229       403,302
         Cellular sales commissions                       195,407       115,194
         Directory revenues                               255,133       247,992
         Retail sales                                     226,870       210,938
         Long distance resale                             182,471       187,471
         Customer equipment installation and repair       188,209       208,219
         Engineering services                              69,233       183,518
         All other revenues                               231,521       316,212
                                                     ------------  ------------
              Total nonregulated services revenue       1,731,073     1,872,846
                                                     ------------  ------------
Total other service revenues                            4,937,893     4,988,542
                                                     ------------  ------------
Total revenue                                        $ 15,937,659  $ 16,087,407
                                                     ============  ============

Total POTS revenues decreased $99,000 or 1%. Local network revenues increased $51,000 or 2%. The increase was primarily due to increased revenues from CLASS service features (which include caller identification, call-waiting, call forwarding and other related services) and increased extended area service ("EAS") revenues in one exchange. EAS enables customers to call neighboring telephone systems toll free in exchange for a flat monthly fee. The Company increased the rates charged for CLASS services during the 2003 period. Access lines served were 29,878 at June 30, 2004, a decrease of 1% from June 2003. The number of access lines the Company serves fell due to increased substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues decreased $150,000 or 2%. Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Increases in universal service fund support the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services decreased $51,000 or 1%. Revenues from video (cable television) services declined $180,000 or 10%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003. Revenues from internet services increased $272,000 or 22%, due to a 44% increase in the number of DSL customers. At June 30, 2004 the Company had 3,347 digital subscriber line ("DSL") customers and 7,566 dial-up internet customers, compared to 2,332 DSL customers and 7,857 dial-up customers in June 2003. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit.

Revenues from other nonregulated services declined $142,000 or 8%. The revenue decline was due to lower revenues from leases of fiber optic facilities and lower fees from engineering services which offset higher cellular commissions and higher retail sales.

Operating costs and expenses were $12,505,000 in 2004, an increase of 1% from $12,435,000 in 2003. The breakdown of costs and expenses was as follows:

                                                      Six Months Ended June 30
                                                           2004          2003
                                                     ------------  ------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation        $  2,202,767  $  2,493,497
     Customer operations                                  669,187       698,587
     General and administrative                         1,817,656     1,825,941
     Depreciation and amortization                      3,084,209     3,097,490
     Operating taxes                                      200,069       186,589
     Cellular receivable write-downs                      132,850
                                                     ------------  ------------
Total POTS costs and expenses                           8,106,738     8,302,104
                                                     ------------  ------------
Other services:
     Customer operations                                  126,693       104,296
     General and administrative                           499,768       559,815
     Depreciation and amortization                        932,459       853,668
     Other costs and expenses:
         Video service expenses                         1,547,021     1,564,608
         Internet expenses                                491,072       335,765
         Other                                            800,957       715,071
                                                     ------------  ------------
Total Other service costs and expenses                  4,397,970     4,133,223
                                                     ------------  ------------
Total costs and expenses                             $ 12,504,708  $ 12,435,327
                                                     ============  ============

Total POTS costs and expenses decreased $195,000 or 2%. Plant operations expenses decreased $291,000 or 12% due to reduced headcount - 2003 included severance charges for employee headcount reductions. Customer operations expenses decreased $29,000 or 4% due to employee headcount reductions. General and administrative expenses increased $8,000. The 2004 period included $132,000 in expenses for write-offs of accounts receivable for access services provided to cellular telephone service providers. Operating income in 2004 from POTS was $2,893,000, an increase of 3% from $2,797,000 in 2003.

Total costs and expenses for other services increased $265,000 or 6%. Video service expenses decreased $18,000 or 1% as expense reductions due to sales of cable television systems in 2003 were offset by higher fee payments to programming providers. Internet expenses increased $155,000 or 46% due to increased expenditures for internet "backbone". "Backbone" is the slang term applied to the network of circuits used to connect customers to the internet. The Company made additional expenditures in 2004 to increase the amount of bandwidth available to provide services to customers and to increase the security and redundancy of its internet network. General and administrative expenses decreased $60,000 or 11% from 2003, which included expenses incurred in breaking up Alliance. Depreciation expense increased $79,000 or 9% due to depreciation on new plant investments. Operating income in 2004 from other services was $540,000, a decrease of 37% from $855,000 in 2003. Total operating income from continuing operations decreased 6% to $3,433,000.

Interest expenses decreased $281,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income decreased $19,000 due to lower interest rates paid on invested cash balances.

Income from the Company's investment in Midwest Wireless Holdings, LLC was $1,308,000 in 2004 compared to $1,307,000 in 2003. Midwest Wireless operations in 2004 benefited from determinations by regulators that its operations were eligible to receive universal service high cost support funds. The Company had income from other unconsolidated investments of $179,000 in 2004 compared to losses of $45,000 in 2003. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $29,000. The Company sold two groups of cable television systems during the second quarter of 2003 for a total gain of $1,081,000.

Income from continuing operations before income taxes and minority interest decreased 18% to $3,578,000. Income tax expense decreased to $1,430,000 in 2004 from $1,679,000 in 2003. Income before minority interest in Alliance's earnings was $2,148,000 in 2004 compared to $2,682,000 in 2003. Minority interests in earnings of Alliance from continuing operations in the first six months of 2003 were $660,000. Income from continuing operations totaled $2,148,000 compared to $2,022,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $989,000. Minority interests in those earnings were $316,000. The Company had net income of $2,148,000 in 2004 compared to $2,695,000 in 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-------------------------------------------------------------------------------

Revenues from continuing operations decreased 1% to $7,992,000 in 2004 from $8,054,000 in 2003. The revenue breakdown was as follows:

                                                     Three Months Ended June 30
                                                           2004          2003
                                                     ------------  ------------
Plain old telephone service ("POTS"):
     Local network                                   $  1,568,145  $  1,548,135
     Network access revenues:
         Long distance providers (including NECA)       3,465,415     3,616,224
         Universal service fund support                   459,742       413,478
                                                     ------------  ------------
              Total network access revenues             3,925,157     4,029,702
                                                     ------------  ------------
Total POTS revenues                                     5,493,302     5,577,837
                                                     ------------  ------------
Other services:
     Video services                                       874,779       910,049
     Internet services                                    772,640       671,922
     Other nonregulated services:
         Fiber leases                                     185,146       151,711
         Cellular sales commissions                        71,111        59,669
         Directory revenues                               135,462       127,234
         Retail sales                                     114,805       118,052
         Long distance resale                              85,913        87,973
         Customer equipment installation and repair        97,985       113,726
         Engineering services                              47,478        84,969
         All other revenues                               113,385       151,308
                                                     ------------  ------------
              Total nonregulated services revenue         851,285       894,642
                                                     ------------  ------------
Total other service revenues                            2,498,704     2,476,613
                                                     ------------  ------------
Total revenue                                        $  7,992,006  $  8,054,450
                                                     ============  ============

Total POTS revenues decreased $85,000 or 2%. Local network revenues increased $20,000 or 1%. The increase was primarily due to increased revenues from CLASS service and increased extended area service revenues in one exchange.

Network access revenues decreased $105,000 or 3%. The Company's settlement payments from interstate long distance carriers were lower during the period due to lower customer usage of the network. The Company received increased universal service fund support in areas where it has newly installed Next Level equipment.

Total revenues from other services increased $22,000 or 1%. Revenues from video (cable television) services declined $35,000 or 4%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003. Revenues from internet services increased $101,000 or 15%, due to increases in the number of customer subscribing to DSL service as opposed to lower priced dial-up service.

Revenues from other nonregulated services declined $43,000 or 5%. Revenues from fiber leases and cellular commissions increased in the period, but were offset by lower fees from engineering services and lower customer installation and repair revenues.

Operating costs and expenses were $6,540,000 in 2004, an increase of 5% from $6,234,000 in 2003. The breakdown of costs and expenses was as follows:

                                                     Three Months Ended June 30
                                                          2004          2003
                                                     ------------  ------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation        $  1,148,552  $  1,197,097
     Customer operations                                  355,612       357,887
     General and administrative                           860,533       955,121
     Depreciation and amortization                      1,542,105     1,533,455
     Operating taxes                                       97,579       100,957
     Cellular receivable write-downs                      132,850
                                                     ------------  ------------
Total POTS costs and expenses                           4,137,231     4,144,517
                                                     ------------  ------------
Other services:
     Customer operations                                   89,250        71,244
     General and administrative                           297,842       309,949
     Depreciation and amortization                        466,294       424,896
     Other costs and expenses:
         Video service expenses                           868,485       777,744
         Internet expenses                                254,192       101,408
         Other                                            426,954       404,553
                                                     ------------  ------------
Total other service costs and expenses                  2,403,017     2,089,794
                                                     ------------  ------------
Total costs and expenses                             $  6,540,248  $  6,234,311
                                                     ============  ============

Total POTS costs and expenses decreased $7,000. Plant operations expenses decreased $49,000 or 4%. Customer operations expenses decreased $2,000. General and administrative expenses decreased $95,000 or 10%. The 2004 period included $132,000 in expenses for write-offs of accounts receivable for access services provided to cellular telephone service providers. Operating income in 2004 from POTS was $1,356,000, a decrease of 5% from $1,433,000 in 2003.

Total costs and expenses for other services increased $313,000 or 15%. Video service expenses increased $91,000 or 12% due to higher fee payments to programming providers. Internet expenses increased $153,000 or 150% due to increased expenditures for internet "backbone". "Backbone" is the slang term applied to the network of circuits used to connect customers to the internet. The Company made additional expenditures in 2004 to increase the amount of bandwidth available to provide services to customers and to increase the security and redundancy of its internet network. General and administrative expenses decreased $12,000 or 4% from 2003, which included expenses incurred in breaking up Alliance. Depreciation expense increased $41,000 or 10% due to depreciation on new plant investments. Operating income in 2004 from other services was $96,000, a decrease of 75% from $387,000 in 2003. Total operating income from continuing operations decreased 20% to $1,452,000.

Interest expenses decreased $159,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income increased $8,000 due to higher invested cash balances.

Income from the Company's investment in Midwest Wireless Holdings, LLC decreased 8% to $626,000. The Company had income from other unconsolidated investments of $134,000 in 2004 compared to income of $51,000 in 2003. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $29,000. The Company sold two groups of cable television systems during the second quarter of 2003 for a total gain of $1,081,000.

Income from continuing operations before income taxes and minority interest decreased to $1,587,000 in 2004 from $2,815,000 in 2003. Income tax expense decreased to $633,000 in 2004 from $1,060,000 in 2003. Income before minority interest in Alliance's earnings was $954,000 in 2004 compared to $1,755,000 in 2003. Minority interests in earnings of Alliance from continuing operations in the 2003 period were $465,000. Income from continuing operations totaled $954,000 compared to $1,290,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $409,000. Minority interests in those earnings were $131,000. The Company had net income of $954,000 in 2004 compared to $1,568,000 in 2003.

Liquidity and Capital Resources
---------------------------------

Cash flows from consolidated operating activities (including the activities of discontinued operations in 2003) for the six-month periods were $4,656,000 and $7,686,000 in 2004 and 2003, respectively. At June 30, 2004, the Company's cash and cash equivalents totaled $19,660,000 compared to $16,581,000 at December 31, 2003. Working capital at June 30, 2004 was $17,016,000 compared to $13,314,000 at December 31, 2003. The current ratio was 2.6 to 1 at June 30, 2004.

The Company's working capital at June 30, 2004 benefited from debt and equity issuances. The Company received $2,034,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank in 2004 to finance plant additions in the Indianhead and Pine Island telephone exchanges. At June 30, 2004, construction funds available totaled $3,118,000. The Company received $831,000 of cash during 2004 from the exercise of employee stock options.

Plant additions in support of the Company's continuing operations in the 2004 and 2003 periods were $1,571,000 and $1,464,000, respectively. Plant additions in the 2004 period went primarily to upgrade the Company's central offices to enable local number portability ("LNP"). The Company's LEC subsidiaries are subject to FCC rules requiring wireline telephone numbers to be "ported" to wireless carriers. The process makes it possible for customers to change their telephone service from wireline to wireless without changing their telephone numbers. The FCC has not established final rules covering payments of the costs of LNP. The Company also made plant investments to support additional broadband deployments in its LEC exchanges. Plant additions for 2004 are expected to total $4,400,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to borrowing to finance Alliance's acquisition of Ollig Utilities Company. Prior to the split-up transaction, Alliance and its subsidiaries carried this debt. In July 2003 the Company repaid the acquisition loan with proceeds from a new term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC's subsidiary companies. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 4.6% at June 30, 2004. Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at June 30, 2004 was $24,750,000.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. At June 30, 2004, 215,000 shares could be repurchased under outstanding Board authorizations.

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

New Accounting Principles
-------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

Item 4.  Controls and Procedures
--------------------------------

The Company, with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. During the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 6(b).  Reports on Form 8-K.

On May 5, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 its first quarter 2004 earnings release to shareholders.

On May 25, 2004, the Company filed a current report on Form 8-K under Item 5 reporting the results of the shareholder vote at its annual shareholders meeting, which are incorporated into this Form 10-Q by reference.


Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Hector Communications Corporation

                                             By  /s/Curtis A. Sampson
                                               ------------------------
                                               Curtis A. Sampson
Date:  August 13, 2004                         Chief Executive Officer

                                             By  /s/Charles A. Braun
                                               -------------------------
                                               Charles A. Braun
Date:  August 13, 2004                         Chief Financial Officer