Form 10-Q/A
period 2003-03-31
HECTOR COMMUNICATIONS CORP
filed 2004-09-09
CIK 863437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 5
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                Outstanding at April 30, 2003
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                       3,482,782


--------------------------------------------------------------------------------

                                        6
                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 5 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the previously filed Form 10-Q as amended has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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

Exhibits

Exhibit 11        Calculation of Earnings Per Share               *
Exhibit 31.1      Certification Pursuant to Section 302 of the
                    Sarbanes - Oxley Act of 2002                  Filed Herewith
Exhibit 31.2      Certification Pursuant to Section 302 of the
                    Sarbanes - Oxley Act of 2002                  Filed Herewith
Exhibit 32        Certification Pursuant to Section 906 of the
                    Sarbanes - Oxley Act of 2002                  Filed Herewith
--------------------------------------------------------------------------------
* Previously Filed

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Hector Communications Corporation

                                         By  /s/Curtis A. Sampson
                                             ------------------------
                                             Curtis A. Sampson
Date:  September 9, 2004                     Chief Executive Officer

                                         By  /s/Charles A. Braun
                                             -------------------------
                                             Charles A. Braun
Date:  September 9, 2004                     Chief Financial Officer