Form 10-Q/A
period 2003-09-30
HECTOR COMMUNICATIONS CORP
filed 2004-09-09
CIK 863437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                Outstanding at October 31, 2003
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                       3,504,989


--------------------------------------------------------------------------------

                                        6
                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the previously filed Form 10-Q as amended has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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