Form 10-Q/A
period 2004-06-30
HECTOR COMMUNICATIONS CORP
filed 2004-09-09
CIK 863437

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                Outstanding at July 31, 2004
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                       3,639,068


--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Hector Communications Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2004 to clarify its discussion of controls and procedures under Item 4. Other than information set forth in this amended report, the previously filed Form 10-Q as amended has not been updated in this amended filing and the term "filing date" refers to the original filing date of the Form 10-Q.


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