Form 10-Q
period 2004-09-30
HECTOR COMMUNICATIONS CORP
filed 2004-11-15
CIK 863437

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

For the quarterly period ended               September 30, 2004
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number:   001-13891

                        HECTOR COMMUNICATIONS CORPORATION
.................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                            41-1666660
.................................................................................
(State or other jurisdiction of                            (Federal Employer
 incorporation or organization)                             Identification No.)

  211 South Main Street, Hector, MN                               55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              Outstanding at October 31, 2004
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                      3,684,668

--------------------------------------------------------------------------------

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Comprehensive Income     5

              Consolidated Statement of Stockholders' Equity      5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      13

         Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                  19

         Item 4.  Controls and Procedures                        19

Part II.  Other Information                                      20


HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                          September 30           December 31
Assets:                                                                           2004                  2003
                                                                          ------------          ------------
Current assets:
  Cash and cash equivalents                                               $ 20,215,528          $ 16,581,315
  Construction fund                                                          3,112,158             3,240,073
  Accounts receivable, net                                                   3,479,397             4,140,052
  Materials, supplies and inventories                                        1,379,012               944,099
  Other current assets                                                         272,150               285,071
                                                                          ------------          ------------
    Total current assets                                                    28,458,245            25,190,610

Property, plant and equipment                                               98,370,482            98,174,546
  less accumulated depreciation                                            (58,094,785)          (55,086,440)
                                                                          ------------          ------------
    Net property, plant and equipment                                       40,275,697            43,088,106

Other assets:
  Excess of cost over net assets acquired                                   30,921,094            31,691,927
  Investment in Midwest Wireless Holdings, LLC                              14,932,409            13,349,155
  Investment in other unconsolidated affiliates                              2,860,208             2,796,035
  Other investments                                                          6,913,255             6,533,858
  Other assets                                                                 373,943               409,664
                                                                          ------------          ------------
    Total other assets                                                      56,000,909            54,780,639
                                                                          ------------          ------------
Total Assets                                                             $ 124,734,851         $ 123,059,355
                                                                          ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
  Notes payable and current portion of long-term debt                    $   6,512,000         $   6,537,800
  Accounts payable                                                           1,517,690             1,557,969
  Accrued expenses                                                           2,320,425             2,238,587
  Income taxes payable                                                         620,757             1,541,830
                                                                          ------------          ------------
    Total current liabilities                                               10,970,872            11,876,186

Long-term debt, less current portion                                        54,738,786            57,529,378
Deferred investment tax credits                                                  3,529                 8,999
Deferred income taxes                                                        5,416,429             4,902,870
Deferred compensation                                                          713,164               698,254

Stockholders' Equity                                                        52,892,071            48,043,668
                                                                          ------------          ------------
Total Liabilities and Stockholders' Equity                               $ 124,734,851         $ 123,059,355
                                                                          ============          ============

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                   Three Months Ended September 30   Nine Months Ended September 30
                                                                    ------------------------------    -----------------------------
                                                                             2004             2003             2004            2003
                                                                    -------------    -------------    -------------   -------------
Revenues from continuing operations:
  Local network                                                       $ 1,601,814      $ 1,575,132      $ 4,662,810     $ 4,585,055
  Network access                                                        3,645,122        3,999,965       11,583,892      12,088,907
  Nonregulated services:
    Video services                                                        835,541          860,123        2,528,573       2,733,620
    Internet services                                                     815,610          699,862        2,329,398       1,942,061
    Other nonregulated services                                           907,503          971,506        2,638,576       2,844,352
                                                                    -------------    -------------    -------------   -------------
    Total revenues                                                      7,805,590        8,106,588       23,743,249      24,193,995

Costs and expenses:
  Plant operations, excluding depreciation                              1,043,564        1,044,727        3,247,757       3,540,175
  Customer operations                                                     437,496          347,440        1,233,376       1,150,323
  General and administrative                                              926,325        1,065,367        3,243,749       3,451,123
  Depreciation and amortization                                         1,995,983        1,978,170        6,012,651       5,929,328
  Other operating expenses:
    Operating taxes                                                       142,202           93,409          352,589         290,795
    Video service expenses                                                735,242          715,275        2,282,263       2,279,883
    Internet expenses                                                     229,628          371,538          720,700         707,303
    Other                                                                 371,882          370,348        1,293,945       1,072,671
                                                                    -------------    -------------    -------------   -------------
    Total costs and expenses                                            5,882,322        5,986,274       18,387,030      18,421,601

Operating income from continuing operations                             1,923,268        2,120,314        5,356,219       5,772,394

Other income and (expenses):
  Interest expense                                                       (728,323)        (961,574)      (2,216,200)     (2,730,426)
  Interest and dividend income                                             75,043           51,455          191,575         186,921
  Income from investment in Midwest Wireless Holdings, LLC                842,842          596,331        2,151,089       1,903,090
  Income (loss) from investments in other unconsolidated affiliates        52,003          (30,556)         231,444         (75,904)
  Gain on sale of cable television systems and other business              12,805                            41,395       1,080,723
                                                                    -------------    -------------    -------------   -------------
    Other income (expense), net                                           254,370         (344,344)         399,303         364,404

Income from continuing operations before income taxes
  and minority interest                                                 2,177,638        1,775,970        5,755,522       6,136,798

Income tax expense                                                        884,000          768,000        2,314,000       2,447,000
                                                                    -------------    -------------    -------------   -------------

Income from continuing operations before minority interest              1,293,638        1,007,970        3,441,522       3,689,798

Minority interest in continuing operations of
  Alliance Telecommunications Corporation                                                                                  (659,624)
                                                                    -------------    -------------    -------------   -------------
Income from continuing operations                                       1,293,638        1,007,970        3,441,522       3,030,174

Discontinued operations:
  Income from operations of asset group distributed in split-up of
    Alliance Telecommunications Corporation, net of income taxes                                                            988,748
  Minority interest in discontinued operations of
    Alliance Telecommunications Corporation                                                                                (316,399)
Gain on split-up of Alliance Telecommunications Corp.,
  net of income taxes                                                                      209,505                          209,505
                                                                    -------------    -------------    -------------   -------------
Income from discontinued operations                                             -          209,505                -         881,854
                                                                    -------------    -------------    -------------   -------------

Net income                                                            $ 1,293,638      $ 1,217,475      $ 3,441,522     $ 3,912,028
                                                                    =============    =============    =============   =============

Basic net income per share:
    Continuing operations                                             $       .35      $       .29      $       .95     $       .87
    Discontinued operations                                                                    .06                              .25
                                                                    -------------    -------------    -------------   -------------
                                                                      $       .35      $       .35      $       .95     $      1.12
                                                                    =============    =============    =============   =============
Diluted net income per share:
    Continuing operations                                             $       .32      $       .27      $       .87     $       .81
    Discontinued operations                                                                    .05                              .23
                                                                    -------------    -------------    -------------   -------------
                                                                      $       .32      $       .32      $       .87     $      1.04
                                                                    =============    =============    =============   =============

See notes to consolidated financial statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

                                                                   Three Months Ended September 30   Nine Months Ended September 30
                                                                    ------------------------------    -----------------------------
                                                                             2004             2003             2004            2003
                                                                    -------------    -------------    -------------   -------------
Net income                                                            $ 1,293,638      $ 1,217,475      $ 3,441,522     $ 3,912,028

Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    marketable securities                                                    (103)          64,809             (811)        115,246
Income tax (expense) benefit related to unrealized
  holding gains (losses) on marketable securities                              41          (22,141)             318         (42,331)
                                                                    -------------    -------------    -------------   -------------
Other comprehensive income (loss)                                             (62)          42,668             (493)         72,915
                                                                    -------------    -------------    -------------   -------------
Comprehensive income                                                  $ 1,293,576      $ 1,260,143      $ 3,441,029     $ 3,984,943
                                                                    =============    =============    =============   =============

See notes to consolidated financial statements


HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIE
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                          Accumulated
                                      Preferred Stock        Common Stock       Additional                   Other
                                    -------------------  --------------------      Paid-in    Retained  Comprehensive
                                     Shares     Amount      Shares     Amount      Capital    Earnings   Income (Loss)       Total
                                    -------  ---------   ---------   --------  -----------  -----------  -------------  -----------
BALANCE AT DECEMBER 31, 2003        220,100  $ 220,100   3,515,482   $ 35,155  $13,828,414  $33,908,774  $      51,225 $ 48,043,668
  Net income                                                                                  3,441,522                   3,441,522
  Issuance of common stock to ESOP                          20,467        205      286,753                                  286,958
  Issuance of common stock under
    Employee Stock Purchase Plan                            10,951        109      133,575                                  133,684
  Issuance of common stock under
    Employee Stock Option Plan                             106,218      1,062      985,670                                  986,732
  Conversion of preferred stock
    to common                       (26,400)   (26,400)     26,400        264       26,136                                        0
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                                (493)        (493)
                                    -------  ---------   ---------   --------  ------------ -----------  -------------  -----------
BALANCE AT SEPTEMBER 30, 2004       193,700  $ 193,700   3,679,518   $ 36,795  $15,260,548  $37,350,296  $      50,732 $ 52,892,071
                                    =======  =========   =========   ========  ============ ===========  =============  ===========

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     Nine Months Ended September 30
                                                                                     ------------------------------
                                                                                              2004            2003
                                                                                       -----------     -----------
Cash Flows from Operating Activities:
  Net income                                                                          $  3,441,522    $  3,912,028
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interest in earnings of Alliance Telecommunications Corporation                               976,023
    Depreciation and amortization                                                        6,025,864       6,871,481
    Income from Midwest Wireless Holdings, LLC                                          (2,151,089)     (2,288,349)
    Cash distributions from Midwest Wireless Holdings, LLC                                 567,835         668,018
    Income from other unconsolidated affiliates                                           (231,444)       (100,714)
    Cash distributions from other unconsolidated affiliates                                212,781          21,073
    Gain on sale of cable television systems and other business                            (41,395)     (1,080,723)
    Gain on split-up of Alliance Telecommunications Corporation                                           (348,505)
    Changes in assets and liabilities net of effects of discontinued operations:
      Accounts receivable                                                                  551,074         125,513
      Materials, supplies and inventories                                                 (434,913)       (202,260)
      Other current assets                                                                  12,921        (210,844)
      Accounts payable                                                                     (40,279)       (292,855)
      Accrued expenses                                                                     368,796         918,635
      Income taxes payable                                                                (921,073)        533,544
      Deferred investment credits                                                           (5,470)        (13,917)
      Deferred taxes                                                                                        90,230
      Deferred compensation                                                                 14,910         (16,307)
                                                                                       -----------     -----------
      Net cash provided by operating activities                                          7,370,040       9,562,071

Cash Flows from Investing Activities:
  Capital expenditures, net                                                             (2,399,307)     (2,935,042)
  Proceeds from sales of cable television systems and other business                       147,265       1,665,782
  Change in the RUS construction fund                                                      127,915      (2,971,244)
  Investments in other unconsolidated affiliates                                           (45,510)        154,987
  Purchases of other investments                                                          (282,579)       (206,764)
  Proceeds from other investments                                                          407,440       1,294,720
  Change in other assets                                                                     4,925        (154,785)
  Cash transferred in split-up of Alliance Telecommunications Corporation                               (5,214,465)
                                                                                       -----------     -----------
      Net cash used in investing activities                                             (2,039,851)     (8,366,811)

Cash Flows from Financing Activities:
  Repayment of long-term debt                                                           (4,850,299)    (30,686,054)
  Proceeds from issuance of notes payable and long-term debt                             2,033,907      32,679,352
  Issuance of common stock                                                               1,120,416         368,732
  Purchase of stock                                                                                        (11,511)
                                                                                       -----------     -----------
    Net cash (used in) provided by financing activities                                 (1,695,976)      2,350,519
                                                                                       -----------     -----------
Net Increase in Cash and Cash Equivalents                                                3,634,213       3,545,779
Cash and Cash Equivalents at Beginning of Period                                        16,581,315      12,020,186
                                                                                       -----------     -----------
Cash and Cash Equivalents at End of Period                                            $ 20,215,528    $ 15,565,965
                                                                                       ===========     ===========

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                     $  2,417,226    $  3,477,999
  Income taxes paid during the period                                                    3,240,543       2,692,735

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

The balance sheet and statement of stockholders' equity as of September 30, 2004 and the statements of income, comprehensive income and cash flows for the periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2004 and 2003 have been made.

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

                                                                              Three Months Ended September 30
                                                                                 2004                    2003
                                                                         ---------------        ----------------
Net income as reported                                                   $     1,293,638        $     1,217,475
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards                         (137,749)              (122,306)
Pro forma net income                                                     $     1,155,889        $     1,095,169

Basic net income per share:
   As reported                                                           $           .35        $           .35
   Pro forma                                                             $           .32        $           .31
Diluted net income per share:
   As reported                                                           $           .32        $           .32
   Pro forma                                                             $           .29        $           .29

                                                                              Nine Months Ended September 30
                                                                                 2004                    2003
                                                                         ---------------        ----------------
Net income as reported                                                   $     3,441,522        $     3,912,028
Less: Total stock-based employee compensation expense
  determined under the fair value method for all awards                         (496,213)              (386,940)
Pro forma net income                                                     $     2,945,309        $     3,525,088

Basic net income per share:
   As reported                                                           $           .95        $          1.12
   Pro forma                                                             $           .82        $          1.01
Diluted net income per share:
   As reported                                                           $           .87        $          1.04
   Pro forma                                                             $           .75        $           .94

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

Operating results for the discontinued operations in the 2003 periods were as follows:

                                                                         Three Months                 Nine Months
                                                                     Ended September 30,         Ended September 30,
                                                                             2003                         2003
                                                                       ----------------             ----------------
Revenues                                                                                             $     4,750,877
Operating costs and expenses                                                                               2,919,858
                                                                                                    ----------------
Operating income                                                                                           1,831,019

Other income and (expenses):
  Interest expense                                                                                          (680,059)
  Interest and dividend income                                                                                45,911
  Income (loss) from investments in unconsolidated affilates:
    Midwest Wireless Holdings, LLC                                                                           385,259
    Other unconsolidated affiliates                                                                          176,618
                                                                                                    ----------------
    Other expense, net                                                                                       (72,271)

Income before income taxes and minority interest                                                           1,758,748

Income tax expense                                                                                           770,000
                                                                                                    ----------------

Income before minority interest                                                                              988,748

Minority interest in discontinued operations of
  Alliance Telecommunications Corporation                                                                   (316,399)
Gain on split-up of Alliance Telecommunications Corp.,
  net of income taxes                                                           209,505                      209,505
                                                                       ----------------             ----------------
Income from discontinued operations                                    $        209,505              $       881,854
                                                                       ================             ================

The Company accounted for the split-up transactions using the purchase method of accounting. In recording the purchase of the minority interest in Alliance's continuing operations, the Company estimated fair value of the assets and liabilities acquired, pending receipt of an appraisal by outside experts. After receipt of the appraisal during the June 30 quarter, the Company adjusted its recording of the allocation of excess fair value over book value as follows:

                                                       Estimated    As Appraised
                                                     -----------   -------------
Excess of fair value over book value allocated to
  plant assets, net of related deferred taxes        $   576,000    $ 1,346,833
Excess of fair value over book value
 allocated to goodwill                                 7,909,006      7,138,173

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

For 2004, the Company performed its annual impairment test of goodwill during the current quarter. The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded.

The carrying value of HCC's goodwill was $30,921,000 at September 30, 2004 and $31,692,000 at December 31, 2003. The change in the goodwill value was due to the results of the appraisal of the assets and liabilities acquired in the Alliance split-up transactions. $29,416,000 of goodwill is related to the Company's telephone operations. $1,505,000 of goodwill is related to other operations.

Changes in the Company's intangible and other assets are as follows:

                                Loan
                            Origination   Customer      Other
                                Fees        Lists       Assets           Total
                             ---------    --------    ---------       ---------
 Balance December 31, 2003   $ 162,687    $ 83,306    $ 163,671       $ 409,664
 Disposals                                               (4,924)         (4,924)
 Amortization                  (13,413)    (17,584)                     (30,997)
                             ---------    --------    ---------       ---------
 Balance September 30, 2004  $ 149,274    $ 65,722    $ 158,747       $ 373,743
                             =========    ========    =========       =========

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC ("Midwest Wireless") provides wireless telecommunications services to 391,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,910,000. Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless' operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin. HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. HCC influences Midwest Wireless policies and procedures applying to administration, planning and budgeting, cell siting, technology selection, roaming agreements, affiliation agreements, marketing and customer service, financing, accounting policies and financial reporting and disclosure policies and the timing of financial reports. HCC accounts for its investment in Midwest Wireless using the equity method. Income from this investment included in continuing operations was $2,151,000 and $1,903,000 in the nine-month periods ended September 30, 2004 and 2003, respectively. Cash distributions received by continuing operations from Midwest Wireless were $568,000 and $668,000 in the same respective periods.

Discontinued operations of the Company include a 2.4% ownership interest in Midwest Wireless Holdings, LLC. Income from this investment included in discontinued operations in the nine-month period ended September 30, 2003 was $385,000.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended September 30, 2004 and 2003 was as follows:

                Three Months Ended September 30  Nine Months Ended September 30
                -------------------------------  ------------------------------
                            2004          2003           2004             2003
                     ------------  ------------  -------------    -------------
Revenues             $ 57,375,673  $ 47,179,981  $ 157,716,801    $ 128,747,231
Expenses              (45,504,663)  (38,720,993)  (127,419,775)    (101,928,041)
Minority interest      (1,335,488)     (939,777)    (3,408,415)      (3,060,569)
Net income             10,535,522     7,519,211     26,888,611      123,788,621

SALES OF CABLE TELEVISION SYSTEMS AND OTHER BUSINESS

Effective July 15, 2004 the Company sold the assets of Hastad Engineering Company to Finley Engineering Company. Proceeds from the sale totaled $48,390 and the Company recorded a gain of $12,805.

Effective June 30, 2004 the Company sold the assets of the cable television system serving Hudson Township, WI to Baldwin Telecom Inc. for $99,000 of cash and a note receivable of $395,000. The Company recorded a gain on the sale of $28,590.

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

Effect of the asset sales was as follows:
Sales price                                          $  2,395,032
Less:  Property, plant and equipment (net)               (343,636)
Less:  Intangible assets (goodwill)                      (970,673)
                                                     ------------
Gain on sale of cable assets                         $  1,080,723
                                                     ============

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

The Company also provides a number of nonregulated telecommunications services to customers. These services include cable television or video service, internet access services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services and equipment rental. The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis. Segment information provided presents only continuing operations except where noted.

                                                                   POTS            Other Services                  Total
                                                          ---------------       -----------------         ---------------
Nine Months Ended September 30, 2004
Revenues from continuing operations                      $     16,246,702        $      7,496,547        $     23,743,249
Costs and expenses                                             12,010,995               6,376,035              18,387,030
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     4,235,707               1,120,512               5,356,219
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      4,626,314        $      1,386,337        $      6,012,651
                                                          ===============         ===============         ===============
Total assets                                             $     92,020,076        $     32,714,775        $    124,734,851
                                                          ===============         ===============         ===============
Capital expenditures                                     $      2,139,421        $        259,886        $      2,399,307
                                                          ===============         ===============         ===============

Nine Months Ended September 30, 2003
Revenues from continuing operations                      $     16,673,962        $      7,520,033        $     24,193,995
Costs and expenses                                             12,009,170               6,412,431              18,421,601
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     4,664,792               1,107,602               5,772,394
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      4,630,491        $      1,298,837        $      5,929,328
                                                          ===============         ===============         ===============
Total assets                                             $     92,510,041        $     30,610,769        $    123,120,810
                                                          ===============         ===============         ===============
Capital expenditures:
  Continuing operations                                  $      2,321,119        $        357,029        $      2,678,148
  Discontinued operations                                         256,894                                         256,894
                                                          ---------------         ---------------         ---------------
                                                         $      2,578,013        $        357,029        $      2,935,042
                                                          ===============         ===============         ===============

Three Months Ended September 30, 2004
Revenues from continuing operations                      $      5,246,936        $      2,558,654        $      7,805,590
Costs and expenses                                              3,904,257               1,978,065               5,882,322
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     1,342,679                 580,589               1,923,268
                                                          ===============         ===============         ===============

Depreciation and amortization                            $      1,542,105        $        453,878        $      1,995,983
                                                          ===============         ===============         ===============
Capital expenditures                                     $        753,455        $         74,808        $        828,263
                                                          ===============         ===============         ===============

Three Months Ended September 30, 2003
Revenues from continuing operations                      $      5,575,097        $      2,531,491        $      8,106,588
Costs and expenses                                              3,707,066               2,279,208               5,986,274
                                                          ---------------         ---------------         ---------------
Operating income from continuing operations                     1,868,031                 252,283               2,120,314
                                                          ===============         ===============         ===============
Depreciation and amortization                            $      1,533,001        $        445,169        $      1,978,940
                                                          ===============         ===============         ===============
Capital expenditures                                     $      1,091,528        $        123,076        $      1,214,604
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

At September 30, 2004 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") serving 29,694 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota. HCC, through its subsidiaries, also provides cable television service to 8,218 subscribers in Minnesota.

Disclosures in the discussion relate to the Company's continuing operations (see Split-up of Alliance Telecommunications Corporation in the notes). The Company has changed its discussion format to conform to the current presentation of its segment information.

Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003
--------------------------------------------------------------------------------

Revenues from continuing operations decreased 2% to $23,743,000 in 2004 from $24,194,000 in 2003. The revenue breakdown was as follows:

                                                                          Nine Months Ended September 30
                                                                    --------------------------------------
                                                                            2004                   2003
                                                                    ---------------        ---------------
Plain old telephone service ("POTS"):
     Local network                                                  $     4,662,810        $     4,585,055
     Network access revenues:
         Long distance providers (including NECA)                        10,287,166             10,694,028
         Universal service fund support                                   1,296,726              1,394,879
                                                                    ---------------        ---------------
              Total network access revenues                              11,583,892             12,088,907
                                                                    ---------------        ---------------
Total POTS revenues                                                      16,246,702             16,673,962
                                                                    ---------------        ---------------
Other services:
     Video services                                                       2,528,573              2,733,620
     Internet services                                                    2,329,398              1,942,061
     Other nonregulated services:
         Fiber leases                                                       558,869                585,243
         Cellular sales commissions                                         325,100                206,533
         Directory revenues                                                 385,667                370,711
         Retail sales                                                       377,439                320,382
         Long distance resale                                               287,398                288,052
         Customer equipment installation and repair                         290,494                339,430
         Engineering services                                                70,378                243,997
         All other revenues                                                 343,231                490,004
                                                                    ---------------        ---------------
              Total nonregulated services revenue                         2,638,576              2,844,352
                                                                    ---------------        ---------------
Total other service revenues                                              7,496,547              7,520,033
                                                                    ---------------        ---------------
Total revenue                                                       $    23,743,249        $    24,193,995
                                                                    ===============        ===============

Total POTS revenues decreased $427,000 or 3%. Local network revenues increased $78,000 or 2%. The increase was primarily due to increased revenues from CLASS service features (which include caller identification, call-waiting, call forwarding and other related services) and increased extended area service ("EAS") revenues in one exchange. EAS enables customers to call neighboring telephone systems toll free in exchange for a flat monthly fee. The Company increased the rates charged for CLASS services during the 2003 period. Access lines served were 29,694 at September 30, 2004, a decrease of 1% from September 2003. The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues decreased $505,000 or 4%. The revenue decrease was due to lower network access revenues from long distance providers. Access revenues from wireless communications providers were also lower due to the impact of new interconnection agreements that have been negotiated between the Company and selected wireless carriers. Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Universal service support funding decreased $98,000 or 7%. Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services decreased $23,000. Revenues from video (cable television) services declined $205,000 or 8%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003 and by the sale of the Hudson Township WI system in June 2004. Revenues from internet services increased $387,000 or 20%, due to a 51% increase in the number of DSL customers. At September 30, 2004 the Company had 3,652 digital subscriber line ("DSL") customers and 7,108 dial-up internet customers, compared to 2,425 DSL customers and 7,692 dial-up customers in September 2003. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $206,000 or 7%. The revenue decline was due to lower fees from engineering services and lower revenues from leases of fiber optic facilities which offset higher cellular commissions and higher retail sales. The Company sold its engineering service company in July 2004.

Operating costs and expenses were $18,387,000 in 2004, a decrease of $35,000 from $18,422,000 in 2003. The breakdown of costs and expenses was as follows:

                                                                         Nine Months Ended September 30
                                                                    ---------------------------------------
                                                                            2004                    2003
                                                                    ---------------        ----------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation                       $     3,244,537        $     3,535,946
     Customer operations                                                  1,062,479              1,006,501
     General and administrative                                           2,613,739              2,560,189
     Depreciation and amortization                                        4,626,314              4,630,491
     Operating taxes                                                        344,261                276,043
     Cellular receivable write-downs                                        119,665
                                                                    ---------------        ---------------
Total POTS costs and expenses                                            12,010,995             12,009,170
                                                                    ---------------        ---------------
Other services:
     Plant operations                                                         3,220                  4,229
     Customer operations                                                    170,897                143,822
     Operating taxes                                                          8,328                 14,752
     General and administrative                                             630,010                890,934
     Depreciation and amortization                                        1,386,337              1,298,837
     Other costs and expenses:
         Video service expenses                                           2,282,263              2,279,883
         Internet expenses                                                  720,700                707,303
         Other                                                            1,174,280              1,072,671
                                                                    ---------------        ---------------
Total other service costs and expenses                                    6,376,035              6,412,431
                                                                    ---------------        ---------------
Total costs and expenses                                            $    18,387,030        $    18,421,601
                                                                    ===============        ===============

Total POTS costs and expenses decreased $2,000. Plant operations expenses decreased $291,000 or 8% due to reduced headcount - 2003 included severance charges for employee headcount reductions. Customer operations expenses increased $56,000 or 6%. General and administrative expenses increased $54,000 or 2%. The 2004 period included $120,000 in expenses for write-offs of accounts receivable for access services provided to cellular telephone service providers. Operating income in 2004 from POTS was $4,236,000, a decrease of 9% from $4,665,000 in 2003.

Total costs and expenses for other services decreased $36,000 or 1%. Video service expenses increased $2,000 as expense reductions due to sales of cable television systems in 2004 and 2003 were offset by higher fee payments to programming providers. Internet expenses increased $13,000 or 2%. General and administrative expenses decreased $261,000 or 29% from 2003, which included expenses incurred in breaking up Alliance. Depreciation and amortization expenses increased $88,000 or 7% due to depreciation on new plant investments. Operating income in 2004 from other services was $1,121,000, an increase of 1% from $1,108,000 in 2003. Total operating income from continuing operations decreased 7% to $5,356,000.

Interest expenses for 2004 decreased $514,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income increased $5,000 due to higher cash balances available for investment.

Income from the Company's investment in Midwest Wireless Holdings, LLC was $2,151,000 in 2004 compared to $1,903,000 in 2003. Midwest Wireless operations in 2004 benefited from determinations by regulators that its operations were eligible to receive universal service high cost support funds. The Company had income from other unconsolidated investments of $231,000 in 2004 compared to losses of $76,000 in 2003. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $29,000 and sold the assets of Hastad Engineering Company for a gain of $13,000. The Company sold two groups of cable television systems during the second quarter of 2003 for a total gain of $1,081,000.

Income from continuing operations before income taxes and minority interest decreased 6% to $5,756,000. Income tax expense decreased to $2,314,000 in 2004 from $2,447,000 in 2003. Income before minority interest in Alliance's earnings was $3,442,000 in 2004 compared to $3,690,000 in 2003. Minority interests in earnings of Alliance from continuing operations in 2003 were $660,000. Income from continuing operations totaled $3,442,000 compared to $3,030,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $989,000. Minority interests in those earnings were $316,000. The Company recorded a gain on the split-up of Alliance, net of income taxes, of $210,000 in 2003. The Company had net income of $3,442,000 in 2004 compared to $3,912,000 in 2003.

Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003
--------------------------------------------------------------------------------

Revenues from continuing operations decreased 4% to $7,806,000 in 2004 from $8,107,000 in 2003. The revenue breakdown was as follows:

                                                                        Three Months Ended September 30
                                                                    --------------------------------------
                                                                           2004                    2003
                                                                    --------------         ---------------
Plain old telephone service ("POTS"):
     Local network                                                  $    1,601,814        $     1,575,132
     Network access revenues:
         Long distance providers (including NECA)                        3,294,825              3,506,258
         Universal service fund support                                    350,297                493,707
                                                                    --------------         --------------
              Total network access revenues                              3,645,122              3,999,965
                                                                    --------------         --------------
Total POTS revenues                                                      5,246,936              5,575,097
                                                                    --------------         --------------
Other services:
     Video services                                                        835,541                860,123
     Internet services                                                     815,610                699,862
     Other nonregulated services:
         Fiber leases                                                      176,640                181,941
         Cellular sales commissions                                        129,693                 91,339
         Directory revenues                                                130,534                122,719
         Retail sales                                                      150,569                109,444
         Long distance resale                                              104,927                100,581
         Customer equipment installation and repair                        102,285                131,211
         Engineering services                                                1,145                 60,479
         All other revenues                                                111,710                173,792
                                                                    --------------         --------------
              Total nonregulated services revenue                          907,503                971,506
                                                                    --------------         --------------
Total other service revenues                                             2,558,654              2,531,491
                                                                    --------------         --------------
Total revenue                                                       $    7,805,590         $    8,106,588
                                                                    ==============         ==============

Total POTS revenues decreased $328,000 or 6%. Local network revenues increased $27,000 or 2%. The increase was primarily due to increased revenues from CLASS service and increased extended area service revenues in one exchange.

Network access revenues decreased $355,000 or 9%. The revenue decrease was due to lower network access revenues from long distance providers. Access revenues from wireless communications providers were also lower due to the impact of rate reductions negotiated in new interconnection agreements between the Company and selected wireless carriers. Access revenues in 2003 benefited from greater than anticipated recovery of bankruptcy reserves the Company established against its WorldCom receivables in 2002. Universal service support funding decreased $143,000 or 29%. The decrease included a $103,000 adjustment from NECA for high cost loop support payments received in 2002 and 2003.

Total revenues from other services increased $27,000 or 1%. Revenues from video (cable television) services declined $25,000 or 3%. Video service revenues in 2004 were reduced by the sale of the Hudson Township WI system in June 2004. Revenues from internet services increased $116,000 or 17%, due to increases in the number of customer subscribing to DSL service as opposed to lower priced dial-up service.

Revenues from other nonregulated services declined $64,000 or 7%. Most of the decrease was due to the loss of engineering fee revenues following the sale of Hastad Engineering Company in July 2004.

Operating costs and expenses were $5,882,000 in 2004, a decrease of 2% from $5,986,000 in 2003. The breakdown of costs and expenses was as follows:

                                                                         Three Months Ended September 30
                                                                    ---------------------------------------
                                                                            2004                    2003
                                                                    ---------------        ----------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation                       $     1,041,770        $     1,042,449
     Customer operations                                                    393,292                307,914
     General and administrative                                             796,083                734,248
     Depreciation and amortization                                        1,542,105              1,533,001
     Operating taxes                                                        144,192                 89,454
     Cellular receivable write-downs                                        (13,185)
                                                                    ---------------        ---------------
Total POTS costs and expenses                                             3,904,257              3,707,066
                                                                    ---------------        ---------------
Other services:
     Plant operations                                                         1,794                  2,278
     Customer operations                                                     44,204                 39,526
     Operating taxes                                                         (1,990)                 3,955
     General and administrative                                             130,242                331,119
     Depreciation and amortization                                          453,878                445,169
     Other costs and expenses:
         Video service expenses                                             735,242                715,275
         Internet expenses                                                  229,628                371,538
         Other                                                              385,067                370,348
                                                                    ---------------        ---------------
Total other service costs and expenses                                    1,978,065              2,279,208
                                                                    ---------------        ---------------
Total costs and expenses                                            $     5,882,322        $     5,986,274
                                                                    ===============        ===============

Total POTS costs and expenses increased $197,000 or 5%. Plant operations expenses decreased $1,000. Customer operations expenses increased $85,000. General and administrative expenses increased $62,000 or 8%. Operating income in 2004 from POTS was $1,343,000, a decrease of 28% from $1,868,000 in 2003.

Total costs and expenses for other services decreased $301,000 or 13%. Video service expenses increased $20,000 or 3% due to higher fee payments to programming providers. Internet expenses decreased $142,000 or 38%. General and administrative expenses decreased $201,000 from 2003 due to the sale of Hastad Engineering in 2004. General and administrative expenses in 2003 were higher than normal due to expenses incurred in breaking up Alliance. Depreciation and amortization expense increased $9,000 due to depreciation on new plant investments. Operating income in 2004 from other services was $581,000 compared to $252,000 in 2003. Total operating income from continuing operations decreased 9% to $1,923,000.

Interest expenses decreased $233,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income increased $24,000 due to higher invested cash balances.

Income from the Company's investment in Midwest Wireless Holdings, LLC increased 41% to $843,000. The Company had income from other unconsolidated investments of $52,000 in 2004 compared to a loss of $31,000 in 2003. In 2004, the Company sold the assets of Hastad Engineering Company for a gain of $13,000.

Income from continuing operations before income taxes and minority interest increased to $2,178,000 in 2004 from $1,776,000 in 2003. Income tax expense decreased to $884,000 in 2004 from $768,000 in 2003. Income from continuing operations totaled $1,294,000 compared to $1,008,000 in 2003.

The Company recorded a gain on the split-up of Alliance Telecommunications Corporation, net of income taxes, of $210,000 in 2003. The Company had net income of $1,294,000 in 2004 compared to $1,217,000 in 2003.

Liquidity and Capital Resources
-------------------------------

Cash flows from consolidated operating activities (including the activities of discontinued operations in 2003) for the nine-month periods were $7,370,000 and $9,562,000 in 2004 and 2003, respectively. At September 30, 2004, the Company's cash and cash equivalents totaled $20,215,000 compared to $16,581,000 at December 31, 2003. Working capital at September 30, 2004 was $17,487,000 compared to $13,314,000 at December 31, 2003. The current ratio was 2.6 to 1 at September 30, 2004.

The Company's working capital at September 30, 2004 benefited from debt and equity issuances. The Company received $2,034,000 of loan funds from the Rural Utilities Service and Rural Telephone Bank in 2004 to finance plant additions in the Indianhead and Pine Island telephone exchanges. At September 30, 2004, construction funds on hand totaled $3,112,000. The Company received $1,120,000 of cash during 2004 from employee stock option exercises and employee stock purchase plan issuances.

Plant additions in support of the Company's continuing operations in the 2004 and 2003 periods were $2,399,000 and $2,678,000, respectively. Plant additions in the 2004 period went primarily to upgrade the Company's central offices to enable local number portability ("LNP"). The Company's LEC subsidiaries are subject to FCC rules requiring wireline telephone numbers to be "ported" to wireless carriers. The process makes it possible for customers to change their telephone service from wireline to wireless without changing their telephone numbers. The FCC has not established final rules covering payments of the costs of LNP. The Company also made plant investments to support additional broadband deployments in its LEC exchanges. Plant additions for 2004 are expected to total $3,400,000 and will expand usage of high capacity fiber optics in the telephone network and provide customers with additional advanced telecommunications services.

The Company carries a significant amount of debt due to borrowing to finance Alliance's 1996 acquisition of Ollig Utilities Company. Prior to the split-up transaction, Alliance and its subsidiaries carried this debt. In July 2003 the Company repaid the acquisition loan with proceeds from a new term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC's subsidiary companies. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 5.0% at September 30, 2004. Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at September 30, 2004 was $24,063,000.

Subsequent to the end of the quarter, the Company's Board of Directors declared the first cash dividend to shareholders in the Company's history. The cash dividend of $.05 per share will be paid on December 15, 2004 to shareholders of record on November 30, 2004. The timing or amount of any future dividend payments has not been determined. The Board of Directors has also authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. At September 30, 2004, 215,000 shares could be repurchased under outstanding Board authorizations.

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

Item 4.  Controls and Procedures
--------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

--------------------------------------------------------------------------------
From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company's local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.
--------------------------------------------------------------------------------



PART II.  OTHER INFORMATION
---------------------------

Items 1 - 4.  Not Applicable
----------------------------

Item 5.  Other Information
--------------------------

On November 11, 2004 the Company issued a news release which announced that Curtis A. Sampson, the Company's Chairman of the Board and Chief Executive Officer, has entered into a pre-arranged, systematic trading plan to sell HCC shares in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934 and HCC's policies with respect to insider sales. Mr. Sampson's 10b5-1 Plan provides for the sale of approximately 39,000 shares of HCC common stock, beginning November 11, 2004. As of November 11, 2004, Mr. Sampson beneficially owned approximately 600,000 HCC common shares. Mr. Sampson has designated a target price for the sale shares covered by the 10b5-1 Plan. If HCC stock is not trading at or above the target price, the shares may not be sold.

Item 6(a).  Exhibits
--------------------

11      Calculation of Earnings Per Share
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC ss.1350).

Item 6(b).  Reports on Form 8-K.
--------------------------------

On August 3, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 its second quarter 2004 earnings release to shareholders.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      Hector Communications Corporation

                                      By  /s/Curtis A. Sampson
                                        ------------------------
Date:  November 15, 2004                Chief Executive Officer

                                      By  /s/Charles A. Braun
                                        ------------------------
Date:  November 15, 2004                Chief Financial Officer