Form 10-K
period 2004-12-31
HECTOR COMMUNICATIONS CORP
filed 2005-03-29
CIK 863437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2004

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

Registrant's telephone number, including area code: (320) 848-6611

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of  each exchange on which registered
----------------------------         ------------------------------------------
Common Stock, $.01 par value                  American Stock Exchange

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (shareholders other than officers and directors) was approximately $61,392,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange on June 30, 2004.

As of March 15, 2005 there were outstanding 3,736,723 shares of the Registrant's common stock.

Documents Incorporated by Reference: Portions of the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on May 24, 2005 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                    Item Page
                                     PART I

1.  Business                                                                  3
2.  Properties                                                               15
3.  Legal Proceedings                                                        15
4.  Submission of Matters to a Vote of Security Holders                      15



                                     PART II

5. Market for Company's Common Equity and Related Stockholder Matters 16 6. Selected Financial Data 17 7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  18
7A  Quantitative and Qualitative Disclosures About Market Risk               27
8.  Financial Statements and Supplementary Data                              28
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                    50
9A  Controls and Procedures                                                  50
9B  Other Information                                                        50


                                    PART III

10. Directors and Executive Officers of the Registrant                       51
11. Executive Compensation                                                   51
12. Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                        51
13. Certain Relationships and Related Transactions                           52
14. Principal Accounting Fees and Services                                   52


                                     PART IV

15. Exhibits and Financial Statement Schedules 53

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

HCC, directly and through its 100% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") operates nine local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 29,574 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota at December 31, 2004. HCC, through its wholly-owned subsidiaries, also provides cable television service or video service to 7,936 subscribers in Minnesota.

Prior to July 7, 2003 Alliance was 68% owned by HCC. Golden West Telecommunications Cooperative, Inc. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI") of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code ("the Split-Up Transactions'). In the Split-Up Transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all remaining Alliance assets and operations. (See "Split-up of Alliance Telecommunications Corporation" in Item 7.) The disclosures in this report related to periods prior to July 7, 2003 have been restated to reflect the Company's continuing operations.

The Company maintains a website at www.hectorcom.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission's website.

[b] FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has changed its segment data presentation to match its new organization subsequent to the Split-up Transactions. Segment information is now presented for two segments, POTS and Unregulated Services. The majority of the Company's operations consist of providing basic telephone services (often referred to as "plain old telephone service" or "POTS") to residential and business customers within its service territories. POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers. POTS revenues are subject to regulation by a number of state and federal government agencies.

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

The following table presents the percentage of revenues derived from local service revenues, access revenues, nonregulated telecommunications activities and cable television operations for the last three years:

                                        Year Ended December 31
                                 -----------------------------------------
                                   2004            2003              2002
                                 -------         -------           -------
    Local network                  19.7%           18.9%             19.3%
    Network access                 48.5            49.7              50.1
    Video services                 10.5            11.1              12.1
    Internet services              10.0             8.2               6.4
    Other nonregulated services    11.3            12.1              12.1
                                 -------         -------           -------
                                  100.0%          100.0%            100.0%
                                 =======         =======           =======

The Company also owns minority interests in joint ventures, partnerships and limited liability corporations ("LLCs") that provide a wide variety of telecommunications services, including wireless telephone services, fiber-optic transport services and directory services. The Company's most significant minority ownership position is its 8% interest in Midwest Wireless Holdings LLC.

(1) Plain Old Telephone Service ("POTS")

       Local Network

The Company's LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin and North Dakota. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service ("EAS") plans that eliminate long distance charges to the neighboring exchanges. Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. An "access line" is a single or multi-party circuit between the customer's establishment and the central switching office. The following chart presents the number of access lines served by the Company's LEC subsidiaries at December 31, 2004, 2003 and 2002:

                                            2004         2003        2002
                                           ------       ------      ------
    Arrowhead Communications Corporation      787          804         806
    Eagle Valley Telephone Company            715          719         747
    Granada Telephone Company                 284          287         296
    Pine Island Telephone Company           3,303        3,339       3,368
    Indianhead Telephone Company            2,376        2,383       2,403
    Loretel Systems, Inc.                  12,993       13,253      13,386
    Sleepy Eye Telephone Company            6,366        6,298       6,503
    Felton Telephone Company                  717          732         765
    Hager TeleCom, Inc.                     2,033        2,067       2,061
                                           ------       ------      ------
        Total Access Lines                 29,574       29,882      30,235
                                           ======       ======      ======

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

Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission ("FCC") and administered by the National Exchange Carriers Association ("NECA"). In the case of intrastate calls, access revenues are determined by state regulatory agencies. A portion of the Company's interstate access revenue is derived from subscriber line charges ("SLCs") determined by the FCC and billed directly to end users for access to long distance carriers. Another portion consists of universal service funds received based upon the high cost of providing service to rural areas. The balance of the interstate access revenue is received from NECA, which collects payments from IXCs and distributes settlement payments to LECs. In 2004, 60% of the Company's access revenues were from interstate sources and 29% were from intrastate sources and 11% came from the universal service fund.

Settlement payments are based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services. Through the 1980s and 1990s a variety of factors, including increased subscriber counts, cultural and technological changes, and rate reductions by IXCs, resulted in a consistent pattern of increasing use of the nation's telephone network. This growth produced higher revenues for NECA and increased settlements for its participating LECs. The 2000s have seen a leveling of this pattern as access minutes billed to IXCs have declined and wireless access minutes have increased.

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

(2)      Nonregulated Telecommunications Activities

       Video services

The Company, through its cable television and LEC subsidiaries, provide cable television services to 7,936 subscribers in Minnesota and the surrounding states. Video service revenues are derived almost exclusively from monthly fees for basic and premium programming. Fees for basic services range from $9.00 to $44.85 per month. Basic service generally includes the major television networks, non-network independent stations, sports programming, news services and automated information channels, children's programming, access channels for public, governmental, educational and leased use, senior citizens' programming and religious programming. Premium programming services, such as the HBO or ShowTime movie services, are provided to subscribers for an additional fee of $1.75 to $11.00 per month per channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

The Company has deployed broadband equipment manufactured by Next Level Communications, Inc. in its exchanges serving Pine Island, MN, Goodhue, MN and Sleepy Eye, MN. This equipment makes it possible to deliver POTS, video and high speed Internet services to the customer over the same circuit. Video programming is delivered utilizing a digital "super headend" owned by Broadband Visions, LLC, which is 18% owned by the Company. The Company is planning to install broadband equipment in additional exchanges in future years. The Company's broadband product offerings are dependent on the availability of equipment maintenance and product support from Next Level Communications, Inc. If the Company cannot obtain necessary support it could have a material adverse affect on its broadband operations.

       Internet

Revenues from internet services were $3,150,000, $2,647,000 and $1,945,000 in 2004, 2003 and 2002, respectively. Internet access is available, through local dial-up telephone numbers, to all of the Company's local service customers. Digital subscriber lines ("DSL") permit high-speed Internet access and are available in all the Company's service areas although access to the service is restricted for some customers. The Company provided dial-up internet services to 6,679, 7,464 and 7,558 customers at December 31, 2004, 2003 and 2002 respectively. The Company provided DSL services to 3,881, 2,778 and 1,601 customers at December 31, 2004, 2003 and 2002, respectively. 57% of the Company's DSL subscribers are in the Pine Island, Sleepy Eye and Goodhue exchanges where service is available utilizing Next Level equipment.

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

Due to changes in market conditions the Company renegotiated several of its fiber leases in 2001 and 2003, resulting in a significant decline in lease revenue. All of the fiber-optic facilities leased are owned by HCC's LEC subsidiaries and are located almost entirely within the LEC's local exchange boundaries.

HCC's revenues from other nonregulated services were as follows:

                                                2004         2003         2002
                                           -----------  -----------  -----------
Fiber leases                               $   657,022  $   682,521  $   800,039
Engineering fees                                70,378      305,423      438,534
Directory                                      529,796      491,902      404,136
Billing and collection                         169,378      212,622      289,723
Retail sales                                   469,609      522,269      407,870
Cellular sales commissions                     495,704      316,337      333,714
Long distance service sales commissions        382,936      381,825      250,937
Equipment rent                                 126,130      118,292      119,523
Customer equipment installation and repair     379,755      434,435      232,225
Other                                          289,963      437,381      417,803
                                           -----------  -----------  -----------
                                           $ 3,570,671  $ 3,903,007  $ 3,694,504
                                           ===========  ===========  ===========

(3)    Unconsolidated Affiliates and Investments

       Midwest Wireless Holdings LLC

Midwest Wireless Holdings LLC ("Midwest Wireless") provides wireless telecommunications services to 405,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa. Population of the service areas is approximately 1,910,000. Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally LECs) located within Midwest Wireless' operating footprint in southern Minnesota, northern Iowa and west central Wisconsin. HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC actively participates in Midwest Wireless' operations and has had a seat on the Board of Directors since the inception of the Company. HCC accounts for its investment in Midwest Wireless using the equity method. Income recognized was $2,766,000, $2,148,000 and $2,261,000 in 2004, 2003 and 2002, respectively.

       Fiber-Optic Transport Investments

The Company is an investor in three companies that build and lease fiber-optic transport facilities. These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic. Fiber routes owned by these companies serve the major telecommunications markets in Minnesota, Wisconsin, North Dakota and South Dakota including Minneapolis-St. Paul, Milwaukee, Madison, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks.

       Other Investments

The Company is an investor in 702 Communications, a competitive local exchange carrier ("CLEC") providing telecommunications services in the Fargo-Moorhead area, Wahpeton, ND and Breckinridge MN. The Company is also an investor in Desktop Media, Inc.; a CLEC using a network employing ethernet architecture to provide telecommunications services in southeastern Minnesota. The Company is an investor in Independent Pinnacle Services, LLC, a telephone directory publishing company that provides directory services to over 150 telephone companies in 15 states.

(4)    Other Investments

       Bank Stocks

As part of its borrowing agreements, the Company has investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank that totaled $3,634,000 and $3,609,000 at December 31, 2004 and 2003 respectively.

       Onvoy, Inc.

Onvoy, Inc. is a privately held company that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas. Onvoy, Inc. is a provider of Internet, long distance, video-conferencing and high-speed data networking services. Onvoy's customers include Minnesota based Fortune 500 companies and many small-to-medium sized businesses. Onvoy also serves the state's higher education institutions, the state's K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and the state's independent local telephone companies. The Company's investment in Onvoy debt totaled $672,000 and $626,000.at December 31, 2004 and 2003 respectively.


       Other long-term investments

The Company has a long-term investments in NECA, Inc. which it accounts for using the cost method. The Company also has receivables from economic development loans made through the Rural Utilities Service and has other small investments.

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

    - Competition from unbundled network element interconnection (providers who lease some of the network elements from the LEC)

    - Wireless providers who may charge a competitive fee for services that compete with wireline based local service.

    - Voice over Internet Protocol (VoIP) based services that deliver telecommunications services over high-speed internet connections.

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

Wireless service has always competed directly with wireline local service among certain classes of customers, principally customers with seasonal or lake homes. Newer wireless service offerings that bundle local and long distance minutes for a flat fee are competing with wireline services over a broader class of customers. These wireless service offerings can be particularly attractive in rural areas, where the toll free dialing areas offered by wireline carriers are usually quite small. The Company believes that significant numbers of long distance minutes are migrating from the wireline to the wireless network due to these rate plans. This drives down the revenues of IXCs and reduces the Company's access revenues. Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also present greater competition to traditional local services.

LECs are increasingly subject to competition from competing access providers ("CAPs") which construct, modify or lease facilities that enable high volume long distance users to bypass the local telephone network. Cable television companies may also be able to modify their networks to carry telephone messages that bypass the local telephone network.

VoIP providers typically offer unlimited internet based calling for a flat monthly fee. Customers wishing to use the service must have a high speed internet connection. Due to the cost of the service and the high speed internet connection, VoIP customers tend to be high volume users of long distance services. Due to the poorer quality of the service, businesses have been reluctant to use VoIP for their customer contacts. However, recent improvements in the technology have lead more business and government customers to utilize the service. Vonage is probably the best known VoIP provider at this time, but the RBOCs and internet service providers like AOL and Yahoo! are considering product offerings.

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

       Interstate End-User Rates

The part of the local telephone network running from the switching facility to the customer is called the "local loop." Costs to construct, operate and maintain the loop are among the most significant costs incurred by a local exchange carrier. In 1984 the FCC established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to interstate jurisdiction directly from end-users through the assessment of a subscriber line charge ("SLC"). The remaining portions of the interstate local loop costs were recovered from interstate access charges to interexchange carriers.

In November 2001 the FCC adopted access charge reforms based in part on a proposal by the Multi-Association Group (the "MAG Plan"). The MAG Plan increased the maximum rate caps for SLCs in steps to the current rates of $6.50 for a residential or single line business phone and $9.20 for a multi-line business phone. The increased SLC revenues are offset by reductions in recovery of local loop costs from interexchange carriers. The plan is intended to be revenue neutral for affected LECs.

Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas. Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services. Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through the federal Universal Service Fund. Funds from the federal Universal Service Fund are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules. Interstate universal service fund support accounted for $1,744,000, $1,879,000 and $1,458,000 of the Company's network access revenues in 2004, 2003 and 2002, respectively.

       Interstate Access Rates

Interstate access rates are developed on the basis of a LEC's measurement of its interstate costs to provide access service to IXCs divided by its projected demand for service. The resulting rates are published in the LEC's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

The FCC recognized that the rate making and tariff filing process is administratively burdensome for small local exchange carriers. In 1983, the FCC established the National Exchange Carriers Association ("NECA") to develop and administer interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data provided by participating local exchange carriers. The data is blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants.

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

       Wireless Access

Access rates for wireless carriers are determined by a FCC mandated negotiation process that takes place outside of the NECA tariff structure. Where no agreement on access rates exist between a wireless carrier and the LEC, no billing of access charges can be made. The Company's LECs have reciprocal compensation agreements in place with many of the wireless carriers that use the LECs facilities to terminate calls - but not all of them. Where agreements are in place, they are at rates significantly below what an IXC would pay to terminate a similar call. The Company believes the current wireless access rate rules and rate structure give wireless carriers a significant competitive advantage over landline carriers and have a materially negative effect on the Company's access revenues.

       VoIP Access

In October 2003 the U.S. District Court issued an injunction providing relief from regulation to any service provider providing VoIP based services in Minnesota. The ruling held that VoIP services are information services that can be regulated only by the FCC and not telecommunications services that can be regulated by the Minnesota Public Utilities Commission. Under current FCC rules VoIP originated calls that cross over to the public switched telephone network ("PSTN") can use the PSTN without paying access charges. The Company cannot predict what the impact of this ruling on future access revenues will be. (An appeal of this ruling by the Minnesota PUC was rejected by the Federal Court of Appeals, 8th Circuit in December, 2004.)

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

    - Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier's facilities or in the information necessary for interoperability and

    - Provide for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent local exchange carrier, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

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

Pursuant to the Telecommunications Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers ("ETC") by a state public utilities commission. In areas served by rural LECs, the Telecommunications Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional ETC will serve the public interest. Wireless providers have received ETC designation in each of the Company's served areas. The addition of these ETCs could have the effect of reducing the funding available to the Company's LECs from the federal Universal Service Fund. Such a reduction could materially adversely affect the Company's ability to achieve a reasonable rate of return on the capital invested in its network.

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

The bulk of the Company's access lines are located in Minnesota. A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. All of HCC's Minnesota-based LEC subsidiaries (except Felton Telephone Company) elected alternative rate regulation. Local rate increases under alternative regulation are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review.

For the past several years the Minnesota Public Utilities Commission has been considering a plan to reduce intrastate access charges and implement a state universal service fund to compensate high cost companies. In 2004 the PUC issued orders referring elements of the proposed plan to a contested case hearing. In Minnesota these hearings provide an opportunity for public debate before the PUC issues final rules. In December 2004 the PUC suspended process of the proposed new rules due to concerns expressed by state agencies that the proposed access rate reductions would result in higher local service rates. The Company cannot predict the outcome of the rate investigation or if any part of the proposed plan will be adopted.

Wisconsin based LECs are subject to rate of return review where their residential local service rate (the "R1" rate) exceeds the statewide average R1 rate (currently $13.93 per month). In November 2004 the Wisconsin Public Service Commission conducted a rate of return review of the Company's Hager TeleCom LEC. As a result of the review, the Company agreed to reduce its R1 rate by $3.10 per month and to make certain other rate reductions. The new rates went into effect January 1, 2005.

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

(8)    Employees

At March 1, 2005, the Company had 134 full-time and part-time employees. None of the Company's employees are represented under collective bargaining agreements. HCC believes its employee relations to be good.

(9)    Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2005 were as follows:

       Name               Age  Position

       Curtis A. Sampson   71  Chairman of the Board and Chief Executive Officer

       Steven H. Sjogren   62  President and Chief Operating Officer

       Paul N. Hanson      58  Vice President, Secretary and Treasurer

       Charles A. Braun    47  Chief Financial Officer

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

[d]    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

Not Applicable.

ITEM 2.   PROPERTIES

The Company's telephone property consists of central office switching equipment, the land and buildings in which the equipment is housed, connecting lines consisting of aerial and underground cable, conduit, and poles and wires which connect customers' premises with central offices. Connecting lines are generally located under or above public rights of way or land owned by others pursuant to consents of various governmental bodies or private leases, permits, easements, agreements or licenses. The Company also owns customer-leased telephones and related terminal equipment and a small amount of connecting lines that are located on customers' premises.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

[a] MARKET INFORMATION

The Company's common stock is traded on the American Stock Exchange ("AMEX"). The table below presents the range of high and low trading prices for the Company's stock for each period as reported by AMEX:

                           2004                                  2003
                ------------------------             -------------------------
Quarter            High              Low                High               Low

First           $ 19.36          $ 13.85             $ 13.60           $ 11.80
Second            21.70            18.65               13.89             11.50
Third             21.50            19.80               14.35             12.45
Fourth            22.00            20.00               14.14             13.06

[b] HOLDERS

At March 1, 2005 there were 477 holders of record of Hector Communications Corporation common stock.

[c] DIVIDENDS

HCC paid a cash dividend of $.05 per share on its common stock and preferred stock on December 15, 2004, the first in Company history, and has adopted a policy to pay regular quarterly dividends. The amount of future dividends will be determined at the discretion of the Board of Directors. HCC has no obligation to pay dividends on its preferred stock except that preferred stock receives the same per share dividend as common stock.

The financing agreements between HCC's subsidiaries and their lenders, and HCC and its lenders restrict the ability of HCC to pay dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations, and also Note 9 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

[d] RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

[e] REPURCHASES OF ISSUER'S EQUITY SECURITIES

The Registrant did not repurchase any of its equity securities during the fourth quarter of the fiscal year covered by this report. At December 31, 2004, the Company was authorized to purchase in accordance with Rule 10b-18 215,000 shares of its common stock pursuant to Board authorization granted on September 17, 2001.


ITEM 6.  SELECTED FINANCIAL DATA

                                          SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                            (in thousands except per share amounts)

                                                                                       Year Ended December 31
                                                                    -------------------------------------------------------------
                                                                           2004         2003        2002        2001        2000
---------------------------------------------------------------------------------------------------------------------------------
Selected Income Statement Information

Revenues from Continuing Operations                                    $ 31,570     $ 32,322    $ 30,517    $ 31,073    $ 29,067
Costs and Expenses                                                       24,588       24,365      23,875      24,404      21,913
---------------------------------------------------------------------------------------------------------------------------------
Operating Income from Continuing Operations                               6,982        7,957       6,642       6,669       7,154
Other Income (Expenses), net                                                912          316      (1,053)      1,752      (1,539)
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Income Taxes and
  Minority Interest                                                       7,894        8,273       5,589       8,421       5,615
Income Tax Expense                                                        3,250        3,316       2,483       4,162       3,155
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations Before Minority Interest                4,644        4,957       3,106       4,259       2,460
Minority Interest in Earnings of Alliance
  Telecommunications Corporation                                                         660         782       1,078         411
---------------------------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                                         4,644        4,297       2,324       3,181       2,049
Income from Discontinued Operations                                                      882       1,331       1,435       1,260
---------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Change in Accounting
  Principle                                                               4,644        5,179       3,655       4,616       3,309
Cumulative Effect of Change in Accounting Principle,
  net of Income Taxes and Minority Interest                                                       (3,147)
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $  4,644     $  5,179    $    508    $  4,616    $  3,309
=================================================================================================================================
Basic Income from Continuing Operations per common share               $   1.28     $   1.23    $    .67    $    .92    $    .58
Diluted Income from Continuing Operations per common share             $   1.17     $   1.14    $    .62    $    .85    $    .53
Cash Dividends per share                                               $    .05     $      -    $      -    $      -    $      -

Average Shares Outstanding:
  Common shares only                                                      3,635        3,487       3,498       3,465       3,544
  Common and potential common shares                                      3,970        3,765       3,770       3,763       3,851
=================================================================================================================================

Selected Balance Sheet Information

Working Capital                                                        $ 17,601     $ 13,314    $  5,718    $  7,633    $  8,960
Property, Plant and Equipment, net                                       40,040       43,088      56,666      57,362      56,227
Excess of Cost Over Net Assets Acquired, net                             30,921       31,692      49,075      53,663      55,475
Total Assets                                                            124,923      123,059     154,486     158,251     158,678
Long-Term Debt                                                           54,084       57,529      75,148      79,642      84,378
Stockholders' Equity                                                     54,213       48,044      42,249      42,241      39,108
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

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

HCC, directly and through its 100% owned subsidiary, Alliance Telecommunications Corporation ("Alliance") operates nine local exchange company subsidiaries (generally referred to as "local exchange carriers" or "LECs") which served 29,574 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota at December 31, 2004. HCC, through its wholly-owned subsidiaries, also provides cable television service or video service to 7,936 subscribers in Minnesota. HCC's subsidiaries also have substantial ownership interests in other telecommunications ventures, including, Midwest Wireless Holdings LLC.

Prior to July 7, 2003 Alliance was 68% owned by HCC. Golden West Telecommunications Cooperative, Inc. ("Golden West") of Wall, South Dakota and Alliance Communications Cooperative, Inc. ("ACCI") of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code ("the Split-Up Transactions'). In the Split-Up Transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all remaining Alliance assets and operations. (See "Split-up of Alliance Telecommunications Corporation" below.) The disclosures in this report related to prior periods have been restated to reflect the Company's continuing operations.

Critical Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of the Company's operating results and financial position. The estimates and assumptions used in the Company's financial statements are based upon management's evaluation of the relevant facts and circumstances as of the time of the financial statements. These estimates are often difficult, subjective and complex. Actual results could differ from the estimates. HCC also gives accounting recognition to the actions of federal and state regulatory authorities where appropriate as prescribed by SFAS No. 71.

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

Income taxes: The Company estimates its income tax expense for each jurisdiction in which it operates. The process includes apportioning the Company's income among the jurisdictions, estimating current tax liabilities and establishing deferred tax assets and liabilities. Deferred taxes are calculated where the carrying amounts of assets and liabilities are different for financial and tax reporting purposes. Valuation allowances are recorded in the tax accounts for amounts management believes may not be recoverable in future periods.

Results of Operations

       2004 Compared to 2003

Revenues from continuing operations decreased 2% to $31,570,000 in 2004 from $32,322,000 in 2003. The revenue breakdown was as follows:

                                                          2004           2003
                                                    ------------    ------------
Plain old telephone service ("POTS"):
     Local network                                  $  6,201,326    $  6,117,238
     Network access revenues:
       Long distance providers (including NECA)       13,579,375      14,196,136
       Universal service fund support                  1,743,721       1,879,119
                                                    ------------    ------------
             Total network access revenues            15,323,096      16,075,254
                                                    ------------    ------------
Total POTS revenues                                   21,524,422      22,192,492
                                                    ------------    ------------
Other services:
       Video services                                  3,324,588       3,579,773
       Internet services                               3,150,089       2,647,156
       Other nonregulated services:
         Fiber leases                                    657,022         682,521
         Wireless sales commissions                      495,704         316,337
         Directory revenues                              529,796         491,902
         Retail sales                                    469,609         522,269
         Long distance service sales commissions         382,936         381,825
         Customer equipment installation and repair      379,755         434,435
         Billing and collection                          169,378         212,622
         Equipment rent                                  126,130         118,292
         Engineering services                             70,378         305,423
         All other revenues                              289,963         437,381
                                                    ------------    ------------
             Total nonregulated services revenue       3,570,671       3,903,007
                                                    ------------    ------------
Total other service revenues                          10,045,348      10,129,936
                                                    ------------    ------------
Total revenue                                       $ 31,569,770    $ 32,322,428
                                                    ============    ============

Total POTS revenues decreased $668,000 or 3%. Local network revenues increased $84,000 or 1%. The increase was primarily due to increased revenues from CLASS service features (such as caller identification, call waiting, call forwarding and other related services) and increased extended area service ("EAS") revenues in one exchange. EAS enables customers to call neighboring telephone systems toll free in exchange for a flat monthly fee. The Company increased the rates charged for CLASS services during the 2003 period. The Company's access lines count declined 1% in 2004. The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues decreased $752,000 or 5%. The Company's access minutes provided to other telecommunications carriers in 2004 and 2003 were as follows:

Access minutes of use                              2004                  2003
---------------------                     ---------------        --------------
Wireline carriers                             109,500,000           114,900,000
Wireless carriers                              23,200,000            17,500,000
                                          ---------------        --------------
                                              132,700,000           132,400,000
                                          ===============        ==============

The revenue decrease was due to lower network access revenues from wireline carriers, which reflected the declining minutes of use by these providers. However, access revenues from wireless communications providers were also lower, despite the increased minutes they used, due to the impact of the lower rates included in new interconnection agreements that have been negotiated between the Company and selected wireless carriers. Access revenues in 2003 were higher than normal due to greater than anticipated recovery of bankruptcy reserves the Company established against its MCI/World Com receivables in 2002. Universal service support funding decreased $135,000 or 7%. Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services decreased $85,000 or 1%. Revenues from video (cable television) services declined $255,000 or 7%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003 and by the sale of the Hudson Township WI system in June 2004. Revenues from internet services increased $503,000 or 19%, due to a 40% increase in the number of customers subscribing to high-speed digital subscriber line ("DSL") service. At December 31, 2004 the Company had 3,881 DSL customers and 6,679 dial-up internet customers, compared to 2,778 DSL customers and 7,464 dial-up customers in December 2003. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company's Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit.

Revenues from other nonregulated services declined $332,000 or 9%. The revenue decline was due to lower fees from engineering services, lower billing and collections revenues from long distance carriers and lower revenues from leases of fiber optic facilities, which offset higher wireless sales commissions. The Company sold its engineering service company in July 2004.

Operating costs and expenses were $24,588,000 in 2004, an increase of $222,000 or 1% from 2003. The breakdown of costs and expenses was as follows:

                                                          2004            2003
                                                    ------------    ------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation       $  4,335,140    $  4,511,421
     Depreciation and amortization                     6,147,428       6,123,086
     Customer operations                               1,406,020       1,359,408
     General and administrative                        3,475,741       3,435,078
     Other costs and expenses                            752,647         413,019
                                                    ------------    ------------
Total POTS costs and expenses                         16,116,976      15,842,012
                                                    ------------    ------------

Other services:
     Plant operations                                      3,962           5,290
     Depreciation and amortization                     1,842,788       1,728,425
     Customer operations                                 211,747         192,701
     General and administrative                          394,070       1,096,658
     Other costs and expenses:
         Video services expenses                       3,059,031       3,026,613
         Internet expenses                               959,834         910,900
         Other costs and expenses                      1,999,182       1,563,183
                                                    ------------    ------------
Total other service costs and expenses                 8,470,614       8,523,770
                                                    ------------    ------------

Total costs and expenses                            $ 24,587,590    $ 24,365,782
                                                    ============    ============

Total POTS costs and expenses increased $275,000 or 2%. Plant operations expenses decreased $176,000 or 4% reflecting a reduced headcount in 2004 and that 2003 included severance charges for employee headcount reductions. Customer operations expenses increased $47,000 or 3%. General and administrative expenses increased $41,000 or 1%. The 2004 period included $305,000 in expenses for write-offs of accounts receivable for access services provided to wireless telephone service providers. Operating income in 2004 from POTS was $5,407,000, a decrease of 15% from $6,350,000 in 2003.

Total costs and expenses for other services decreased $53,000 or 1% reflecting the following: Video service expenses increased $32,000 or 1% as expense reductions due to sales of cable television systems in 2004 and 2003 were offset by higher fee payments to programming providers. Internet expenses increased $49,000 or 5%. General and administrative expenses decreased $703,000 from 2003 mainly due to the sale of the Company's engineering business in 2004. 2003 expenses also compared unfavorably due to costs incurred in the Split-Up Transaction. Depreciation and amortization expenses increased $114,000 or 7% due to depreciation on new plant investments. Operating income in 2004 from other services was $1,575,000, a decrease of 2% from $1,606,000 in 2003. Consolidated operating income from continuing operations decreased 12% to $6,982,000.

Interest expenses for 2004 decreased $534,000 due to lower interest rates on borrowings from CoBank. A significant portion of the Company's CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income increased $53,000 due to higher cash balances available for investment.

Income from the Company's investment in Midwest Wireless Holdings, LLC was $2,766,000 in 2004 compared to $2,148,000 in 2003. Midwest Wireless operations in 2004 benefited from determinations by regulators that its operations were eligible to receive universal service high cost support funds. The Company had income from other unconsolidated investments of $483,000 in 2004 compared to $96,000 in 2003. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $72,000 and sold the assets of Hastad Engineering Company for a gain of $13,000. The Company sold two groups of cable television systems during the second quarter of 2003 for a total gain of $1,081,000.

Income from continuing operations before income taxes and minority interest decreased 5% to $7,894,000. Income tax expense decreased to $3,250,000 in 2004 from $3,316,000 in 2003. The Company's tax rate varies from the federal tax rate due to state income taxes. The Company's state tax rate varies from year to year due to variability in apportioning earnings over the various taxing jurisdictions. Income before minority interest in the earnings of Alliance was $4,644,000 in 2004 compared to $4,957,000 in 2003. Minority interests in earnings of Alliance from continuing operations in 2003 were $660,000. Income from continuing operations totaled $4,644,000 compared to $4,297,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $989,000. Minority interests in those earnings were $316,000. The Company recorded a gain on the split-up of Alliance, net of income taxes, of $210,000 in 2003. The Company had net income of $4,644,000 in 2004 compared to $5,179,000 in 2003.

       2003 Compared to 2002

Revenues from continuing operations increased 6% to $32,322,000 in 2003 from $30,517,000 in 2002. The revenue breakdown was as follows:

                                                          2003            2002
                                                    ------------    ------------
Plain old telephone service ("POTS"):
     Local network                                  $  6,117,238    $  5,874,728
     Network access revenues:
       Long distance providers (including NECA)       14,196,136      13,845,948
       Universal service fund support                  1,879,119       1,457,909
                                                    ------------    ------------
             Total network access revenues            16,075,254      15,303,857
                                                    ------------    ------------
Total POTS revenues                                   22,192,492      21,178,585
Other services:
       Video services                                  3,579,773       3,698,790
       Internet services                               2,647,156       1,944,911
       Other nonregulated services:
         Fiber leases                                    682,521         800,039
         Wireless sales commissions                      316,337         333,714
         Directory revenues                              491,902         404,136
         Retail sales                                    522,269         407,870
         Long distance service sales commissions         381,825         250,937
         Customer equipment installation and repair      434,435         232,225
         Billing and collection                          212,622         289,723
         Equipment rent                                  118,292         119,523
         Engineering services                            305,423         438,534
         All other revenues                              437,381         417,803
                                                    ------------    ------------
             Total nonregulated services revenue       3,903,007       3,694,504
                                                    ------------    ------------
Total other service revenues                          10,129,936       9,338,205
                                                    ------------    ------------
Total revenue                                       $ 32,322,428    $ 30,516,790
                                                    ============    ============

Total POTS revenues increased $1,014,000 or 5%. Local network revenues increased $243,000 or 4%. The increase was primarily due to increased revenues from CLASS service features and custom calling. The Company increased the rates for these services in 2003. The Company's access lines count was 29,882 at December 31, 2003, a decrease of 1% from 2002. The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues increased $771,000 or 5% to $16,075,000 in 2003. Universal service support funds received in 2003 increased $421,000 over 2002 due to investment in plant and equipment in the Sleepy Eye and Pine Island telephone exchanges. The Company's 2002 access revenues also reflected $437,000 in write-offs associated with the bankruptcy filings of World Com and Global Crossings.

Total revenues from other services increased $792,000 or 8% reflecting the following: Video service revenues decreased 3% to $3,580,000 in 2003 due to the sales of seven cable television systems serving 2,080 subscribers during the June 30 quarter. The lost revenues were offset in part by growth in Sleepy Eye and Pine Island, where broadband video services are available to customers. Revenues from internet services increased 36% to $2,647,000 due to increased availability of broadband DSL services to customers. The number of customers purchasing DSL services from the Company increased 74% in 2003, while the number of dial-up customers declined 1%.

 Revenues from other nonregulated services increased 6% to $3,903,000 due to higher retail sales, higher revenues from reselling long distance services and higher directory revenues which offset lower revenues from leases of fiber optic transport facilities, lower billing and collections revenues and lower fees from engineering services.

Operating costs and expenses were $24,366,000 in 2003, an increase of $490,000 or 2% from 2002. The breakdown of costs and expenses was as follows:

                                                          2003            2002
                                                    ------------    ------------
Plain old telephone service ("POTS"):
     Plant operations, excluding depreciation       $  4,511,421    $  4,069,318
     Depreciation and amortization                     6,123,086       6,259,750
     Customer operations                               1,359,408       1,651,034
     General and administrative                        3,435,078       3,434,099
     Other costs and expenses                            413,019         268,133
                                                    ------------    ------------
Total POTS costs and expenses                         15,842,012      15,682,334
                                                    ------------    ------------
Other services:
     Plant operations                                      5,290          11,098
     Depreciation and amortization                     1,728,425       1,727,900
     Customer operations                                 192,701         199,051
     General and administrative                        1,096,658         998,143
     Other costs and expenses:
         Video services expenses                       3,026,613       3,183,933
         Internet expenses                               910,900       1,019,121
         Other costs and expenses                      1,563,183       1,053,839
                                                    ------------    ------------
Total other service costs and expenses                 8,523,770       8,193,085
                                                    ------------    ------------

Total costs and expenses                            $ 24,365,782    $ 23,875,419
                                                    ============    ============

Total POTS costs and expenses increased $160,000 or 1% reflecting the following:
Plant operations expenses, excluding depreciation, increased 11% to $4,511,000 in 2003 due to reduced capitalization of labor expenditures for new construction projects and severance charges for employee headcount reductions. Depreciation and amortization expenses decreased $137,000 due to lower expense on switching equipment at a Wisconsin subsidiary. Customer operations expenses decreased 18% to $1,359,000 in 2003 due to employee headcount reductions. General and administrative expenses increased $1,000. Other costs and expenses increased $145,000 due to increased state and local taxes on telephone properties and services. Operating income in 2003 from POTS was $6,350,000, an increase of 16% from $5,496,000 in 2002.

Total costs and expenses for other services increased $331,000 or 4% reflecting the following. Video service expenses declined 5% to $3,027,000 in due to sales of cable television systems, which offset increases in the fees the Company pays to programming providers. Internet expenses decreased 11% to $911,000 in 2003 due to lower fees from "backbone" suppliers. General and administrative expenses increased $99,000 from 2003 due to costs incurred in breaking up Alliance. Depreciation and amortization expenses increased $1,000 as decreases associated with sales of cable television properties were offset by depreciation on new plant investments. Other costs and expenses increased $509,000 or 48% due to higher selling expenses and product costs associated with retail sales and wireless commissions. Operating income in 2003 from other services increased 40% to $1,606,000. Consolidated operating income from continuing operations increased 20% to $7,957,000.

Consolidated interest expenses decreased $56,000 to $3,401,000 as lower interest rates on variable rate loans were offset by charges on new loan funds drawn down from the Rural Utilities Service and the Rural Telephone Bank.

Income from the Company's investment in Midwest Wireless Holdings LLC decreased to $2,148,000 in 2003 from $2,261,000 in 2002. Midwest Wireless' 2003 income declined due to decreases in roamer service revenues and increased costs for converting customers from TDMA to CDMA technology. Income from investments in other unconsolidated affiliates was $96,000 in 2003 compared to a loss of $56,000 in 2002. Interest and dividend income increased to $392,000 in 2003 from $334,000 in 2002 due to increases in the Company's cash balances available for investment. The Company recorded gains on sales of cable television systems totaling $1,081,000 in the 2003 period. An impairment loss on the Company's marketable securities portfolio of $134,000 was recorded in 2002.

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

Liquidity and Capital Resources

       Operations

Cash flows from consolidated operating activities (including the activities of discontinued operations up to the Alliance split-up date) were $10,464,000, $12,953,000 and $13,116,000 in 2004, 2003 and 2002, respectively. At December
31, 2004, the Company's cash and cash equivalents totaled $19,981,000 compared to $16,581,000 at December 31, 2003. Working capital at December 31, 2004 was $17,601,000 compared to $13,314,000 at December 31, 2003. The current ratio was
2.7 to 1 at December 31, 2004 compared to 2.1 to 1 at December 31, 2003.

The Company makes periodic improvements to its facilities to provide up-to-date telecommunications services to its customers. Plant additions in support of POTS operations were $3,243,000, $2,872,000 and $5,997,000 in 2004, 2003 and 2002,
respectively. Plant additions for nonregulated operations in 2004, 2003 and 2002 were $940,000, $784,000 and $1,732,000 respectively. Plant additions for discontinued operations up to the Alliance split-up date were $257,000 and $1,536,000 in 2003 and 2002 respectively. Plant additions for 2005 are expected to total $7,037,000. These plant additions will upgrade the Company's telephone equipment to allow local number portability and other advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.


       Long-Term Obligations and  Commitments

The Company's LEC subsidiaries borrow from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") to help finance asset additions. Proceeds from long-term borrowings from RUS and RTB were $2,893,000, $5,998,000 and $2,954,000 in 2004, 2003 and 2002, respectively. The average interest rate on outstanding RUS and RTB loans is 5.0%. At December 31, 2004 unadvanced loan commitments from the RUS and RTB to Hector's and Alliance's LEC subsidiaries totaled $24,127,000.

Substantially all of the assets of the Company's LEC subsidiaries are pledged or are subject to mortgages to secure obligations to the RUS and RTB. The Company's loan agreements place significant restrictions on cash distributions from the subsidiaries to the parent company. At December 31, 2004, $12,223,000 of subsidiaries' retained earnings was available for dividend payments to HCC. At December 31, 2004, $37,198,000 of HCC's retained earnings was not available to pay dividends to shareholders due to restrictions in the debt agreements. It is the Company's plan, in so far as practical, to maintain its cash balances at the subsidiary level to support their operations.

The Company incurred significant debt in 1996 to finance Alliance's acquisition of Ollig Utilities Company. In concert with the Split-Up Transaction the Company repaid the 1996 acquisition loan with proceeds from a new term loan provided to Hector by CoBank. The loan is secured by a pledge of the stock of Hector's subsidiary companies. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 5.4% at December 31, 2004. Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at December 31, 2004 was $23,375,000. CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. As a condition of maintaining the loan, Hector owns stock in the bank. Its investment in CoBank stock was $2,762,000 at December 31, 2004.

As part of financing its ownership interest in Alliance in 1996, Hector received a 15-year term loan from Rural Telephone Finance Cooperative ("RTFC"). At December 31, 2002 the outstanding balance on this loan was $3,157,000. The loan was repaid in July 2003 as part of the CoBank refinancing.

In addition to its debt agreements, Hector and its subsidiaries have entered into contracts with suppliers to provide switching services and fiber optic transport facilities and other services. The Company's cash payments due for these obligations are as follows (interest payments are estimated using December 31, 2004 interest rates):

                                   Long-Term       Interest      Operating
                       Total           Debt        Payments        Leases
                  ------------   ------------   ------------  -------------
   2005           $  9,817,500   $  6,532,000   $  2,959,000   $    326,500
   2006              9,277,300      6,445,000      2,658,000        174,300
   2007              9,124,100      6,717,000      2,347,000         60,100
   2008              8,815,200      6,995,000      1,782,000         38,200
   2009              8,808,200      7,327,000      1,442,000         39,200
   After 2009(1)    29,625,580     26,420,480      3,177,000         28,100
                  ------------   ------------   ------------  -------------
                  $ 75,467,880   $ 60,436,480   $ 14,365,000  $     666,400
                  ============   ============   ============  =============

(1) The Company has an obligation to pay Broadband Visions LLC ("BBV") $3,000 per month for fiber optic transport facilities until such time that the Company is not a member of BBV. This obligation is reflected in the table for each year from 2005 through 2009. No amount is included after 2009.

       Investments

Investment income has been derived almost exclusively from interest earned on the Company's cash and cash equivalents. Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment. In 2004 the Company invested $321,000 in the common stock of two other Minnesota based telecommunications companies and may make additional investments if market conditions warrant.

The Company is an investor in partnerships and limited liability companies that provide wireless telecommunications services, fiber optic transport services, directory services, competing local exchange (CLEC) services and video headend services. Cash distributions to the Company from these investments have generally been limited to amounts necessary to pay income taxes. The Company's participation in these ventures makes certain services available to customers which would otherwise be beyond the Company's means to provide. The Company expects to make additional investments of this type as opportunities arise.

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

A significant portion of the Company's revenues is received from long distance carriers in the telephone industry. Consequently, the Company is directly affected by the financial well-being of that industry. The credit risk associated with these accounts is minimized due to the large number of long distance carriers.

       Common Stock

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. No stock repurchases occurred in 2004. In 2003 the Company purchased and retired 1,106 shares at a cost of $17,000. In 2002 the Company purchased and retired 70,239 shares at a cost of $737,000. At December 31, 2004 215,000 shares could be repurchased under outstanding Board authorizations.

Proceeds to the Company from exercises of employee stock options and employee stock purchase plan shares totaled $1,445,000, $431,000 and $320,000 in 2004, 2003 and 2002, respectively.

       Dividends

HCC paid a cash dividend of $.05 per share on its common stock and preferred stock on December 15, 2004, the first cash dividend since inception, and has adopted a policy of paying quarterly dividends. 0HCC has no obligation to pay dividends on its preferred stock except that preferred stock receives the same per share dividend as common stock.

       Sales of Cable Television Systems and Other Business

The Company continuously evaluates its investments in business properties. These evaluations have led it to sell or discontinue investments where it does not believe it can earn an adequate return or which do not fit its strategic plan. In 2004 the Company sold the assets of Hastad Engineering Company to Finley Engineering Company. Proceeds from the sale totaled $48,390 and the Company recorded a gain of $12,805. In 2004 the Company sold the assets of the cable television system serving Hudson Township, WI to Baldwin Telecom Inc. for $193,000 of cash and a note receivable of $395,000. The Company recorded a gain on the sale of $72,466. In 2003 the Company sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000. The Company sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND - Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash. The Company is considering sales of additional cable television properties in areas where it does not plan to also provide telephone and internet services.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.

       Split-Up Transactions

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

The Company completed the Split-Up Transactions on July 7, 2003. As agreed among the parties, in the split-up, Golden West exchanged its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. Immediately prior to the breakup Sioux Valley and Hills paid a dividend to Alliance of approximately $12,849,000. The dividend proceeds were applied to repay a portion of Alliance's acquisition loan from CoBank. Concurrent with the split-up, the balance of Alliance's debt to CoBank and the balance of the Company's debt to Rural Telephone Finance Cooperative were retired using proceeds from a new $26,813,000 loan from CoBank to Hector Communications Corporation. A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the split-up in order to satisfy various regulatory and lender requirements.

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

Effects of Inflation

The Company's ability to accommodate expense increases due to inflation are constrained by the regulatory environment in which its POTS segment operates. The Company's local exchange telephone companies are subject to the jurisdiction of Minnesota, North Dakota and Wisconsin regulatory authorities with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service, issuance of debt, depreciation rates and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company's ability to implement rate increases. In addition, the regulatory process inherently restricts the Company's ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases implemented prospectively.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, has not yet determined the method of adoption, and has not determined what impact the adoption of SFAS 123R will have on its consolidated results of operations and earnings per share. It has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.


In March 2004, the FASB Emerging Issues Task Force issued EITF 03-16 "Accounting for Investments in Limited Liability Companies". The EITF states that an investment in a limited liability company ("LLC") that maintains a specific ownership account for each investor should use the equity method of accounting unless the ownership interest is so minor the investor has virtually no influence over operating and financial policies. Practice has generally viewed investments of more than three to five percent to be more than minor. The rule is effective for periods beginning after June 15, 2004. Adoption of the rule did not have a material effect on the Company's financial statements.

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

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Shareholders and Board of Directors
Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited liability company, the investment in which, as discussed in Note 5 to the consolidated financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $15,380,543 and $13,349,155 as of December 31, 2004 and 2003 and the equity earnings in its net income was $2,765,887, $2,148,444 and $2,261,420 for the years ended December 31, 2004,
2003 and 2002. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
February 18, 2005

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            December 31
                                                   -----------------------------
                                                          2004            2003
                                                   -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $  19,980,506   $  16,581,315
  Construction fund (Note 9)                           3,944,684       3,240,073
  Accounts receivable (net of allowance for
    doubtful accounts of $1,026,000 and $538,000,
    respectively)                                      3,017,569       4,140,052
  Materials, supplies and inventories (Note 1)           820,081         944,099
  Other current assets                                   250,276         285,071
                                                   -------------   -------------
      TOTAL CURRENT ASSETS                            28,013,116      25,190,610

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 3)     40,040,493      43,088,106

INVESTMENTS AND OTHER ASSETS:
  Excess of cost over net assets acquired (Note 4) 30,921,094 31,691,927 Investment in Midwest Wireless
    Holdings LLC (Note 5)                             15,380,543      13,349,155
  Investments in other unconsolidated
    affiliates (Note 6)                                3,304,726       3,053,999
  Other investments (Notes 1 and 7)                    6,880,549       6,275,894
  Other assets (Notes 1 and 4)                           382,322         409,664
                                                   -------------   -------------
      TOTAL OTHER ASSETS                              56,869,234      54,780,639
                                                   -------------   -------------

TOTAL ASSETS                                       $ 124,922,843   $ 123,059,355
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt (Note 9)                        $   6,352,000   $   6,537,800
  Accounts payable (Note 12)                           2,072,722       1,557,969
  Accrued expenses                                     1,936,188       2,238,587
  Income taxes payable                                    51,701       1,541,830
                                                   -------------   -------------
     TOTAL CURRENT LIABILITES                         10,412,611      11,876,186

LONG-TERM DEBT, less current portion (Note 9)         54,084,480      57,529,378

DEFERRED INVESTMENT TAX CREDITS (Note 8)                   3,340           8,999

DEFERRED INCOME TAXES (Note 8)                         5,460,554       4,902,870

DEFERRED COMPENSATION (Note 11)                          749,128         698,254

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY: (Notes 1, 9 and 10)
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized:
    Convertible Series A, 157,800 and 220,100
    shares issued and outstanding                        157,800         220,100
  Common stock, par value $.01 per share;
    10,000,000 shares authorized; 3,723,390 and
    3,515,482 shares issued and outstanding               37,234          35,155
  Additional paid-in capital                          15,621,048      13,828,414
  Retained earnings                                   38,359,117      33,908,774
  Accumulated other comprehensive income (Note 7)         37,531          51,225
                                                   -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY                       54,212,730      48,043,668
                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 124,922,843   $ 123,059,355
                                                   =============   =============

See notes to consolidated financial statements.

                                              HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                                Year Ended December 31
                                                                                 --------------------------------------------------
                                                                                        2004               2003              2002
                                                                                 -------------      -------------     -------------
REVENUES FROM CONTINUING OPERATIONS:
  Local network                                                                  $   6,201,326      $   6,117,238     $   5,874,728
  Network access                                                                    15,323,096         16,075,254        15,303,857
  Video services                                                                     3,324,588          3,579,773         3,698,790
  Internet services                                                                  3,150,089          2,647,156         1,944,911
  Other nonregulated services                                                        3,570,671          3,903,007         3,694,504
                                                                                 -------------      -------------     -------------
    TOTAL REVENUES                                                                  31,569,770         32,322,428        30,516,790
COSTS AND EXPENSES:
  Plant operations, excluding depreciation                                           4,339,102          4,516,711         4,080,416
  Depreciation and amortization                                                      7,990,216          7,851,511         7,987,650
  Customer operations                                                                1,617,767          1,552,109         1,850,085
  General and administrative                                                         3,869,811          4,531,736         4,432,242
  Other operating expenses:
    Video service expenses                                                           3,059,031          3,026,613         3,183,933
    Internet expenses                                                                  959,834            910,900         1,019,121
    Other                                                                            2,751,829          1,976,202         1,321,972
                                                                                 -------------      -------------     -------------
    TOTAL COSTS AND EXPENSES                                                        24,587,590         24,365,782        23,875,419
                                                                                 -------------      -------------     -------------
OPERATING INCOME FROM CONTINUING OPERATIONS                                          6,982,180          7,956,646         6,641,371
OTHER INCOME (EXPENSES):
  Interest expense                                                                  (2,867,135)        (3,401,479)       (3,457,093)
  Income (loss) from investments in unconsolidated affilates:
      Midwest Wireless Holdings, LLC (Note 5)                                        2,765,887          2,148,444         2,261,420
      Other unconsolidated affiliates (Note 6)                                         482,847             96,299           (56,311)
  Interest and dividend income                                                         445,333            391,897           333,711
  Gain on sale of cable television systems and other business (Note 14)                 85,271          1,080,723
  Loss on sale of marketable securities (Note 7)                                                                           (134,498)
                                                                                 -------------      -------------     -------------
    OTHER INCOME (EXPENSES), net                                                       912,203            315,884        (1,052,771)
                                                                                 -------------      -------------     -------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                                                  7,894,383          8,272,530         5,588,600
Income tax expense (Note 8)                                                          3,250,000          3,316,000         2,483,000
                                                                                 -------------      -------------     -------------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                           4,644,383          4,956,530         3,105,600
Minority interest in continuing operations of Alliance
  Telecommunications Corporation                                                                         (659,624)         (781,403)
                                                                                 -------------      -------------     -------------
INCOME FROM CONTINUING OPERATIONS                                                    4,644,383          4,296,906         2,324,197
DISCONTINUED OPERATIONS (Note 2):
  Income from operations of asset group distributed in split-up of Alliance
    Telecommunications Corporation, net of income taxes                                                   988,748         1,956,900
  Minority interest in discontinued operations of
    Alliance Telecommunications Corporation                                                              (316,399)         (626,208)
  Gain on split-up of Alliance Telecommunications Corp., net of income taxes                              209,505
                                                                                 -------------      -------------     -------------
INCOME FROM DISCONTINUED OPERATIONS                                                          -            881,854         1,330,692
                                                                                 -------------      -------------     -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    4,644,383          5,178,760         3,654,889
Cumulative effect of change in accounting principle,
  net of income taxes and minority interest                                                                              (3,146,569)
                                                                                 -------------      -------------     -------------
NET INCOME                                                                       $   4,644,383      $   5,178,760     $     508,320
                                                                                 =============      =============     =============
BASIC NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle:
    Continuing operations                                                        $        1.28      $        1.23     $         .67
    Discontinued operations                                                                                   .25               .38
  Cumulative effect of accounting change                                                                                       (.90)
                                                                                 -------------      -------------     -------------
                                                                                 $        1.28             $ 1.48             $ .15
                                                                                 =============      =============     =============
DILUTED NET INCOME PER COMMON SHARE (Note 1):
  Before cumulative effect of change in accounting principle:
    Continuing operations                                                        $        1.17      $        1.14     $         .62
    Discontinued operations                                                                                   .23               .35
  Cumulative effect of accounting change                                                                                       (.84)
                                                                                 -------------      -------------     -------------
                                                                                 $        1.17      $        1.37     $         .13
                                                                                 =============      =============     =============
AVERAGE SHARES OUTSTANDING (Notes 1 and 10):
  Common shares only                                                                 3,635,000          3,487,000         3,498,000
  Common and potential common shares                                                 3,970,000          3,765,000         3,770,000

See notes to consolidated financial statements.

                                        HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                        Year Ended December 31
                                                                         -----------------------------------------------------
                                                                                2004                2003                2002
                                                                         -------------       -------------       -------------

Net income                                                               $  4,644,383        $  5,178,760        $    508,320

  Other comprehensive income (loss):

    Unrealized holding gains (losses) on marketable securities                (22,824)             97,612            (304,758)
    Reclassification adjustment for losses (gains)
      included in net income                                                                                          134,498
                                                                         -------------       -------------       -------------

  Other comprehensive loss before income taxes                                (22,824)             97,612            (170,260)
                                                                         -------------       -------------       -------------
    Income tax expense (benefit) related to unrealized
      holding gains and losses on marketable securities                        (9,130)             39,053            (125,492)
    Income tax expense (benefit) related to reclassification
      adjustment for gains and losses included in net income                        -                   -              53,799
                                                                         -------------       -------------       -------------
    Income tax expense (benefit) related to items of other
      comprehensive loss                                                       (9,130)             39,053             (71,693)
    Minority interest in other comprehensive loss of
      Alliance Telecommunications Corporation                                                      (3,783)            (16,138)
                                                                         -------------       -------------       -------------
  Other comprehensive income (loss)                                           (13,694)             62,342             (82,429)
                                                                         -------------       -------------       -------------

Comprehensive income                                                     $  4,630,689         $ 5,241,102        $    425,891
                                                                         =============       =============       =============

See notes to consolidated financial statements



                                       HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                     Preferred Stock        Common Stock       Additional                  Other
                                  -------------------------------------------     Paid-in    Retained Comprehensive
                                      Shares     Amount    Shares     Amount      Capital    Earnings  Income (Loss)       Total
                                   ---------  --------- ---------  ---------  -----------  ----------- ------------  -----------
BALANCE AT DECEMBER 31, 2001         220,100  $ 220,100 3,476,569  $  34,766  $13,212,970  $28,702,145   $   71,312  $42,241,293
  Net income                                                                                   508,320                   508,320
  Issuance of common stock under
    Employee Stock Purchase Plan                           11,578        116       96,827                                 96,943
  Issuance of common stock under
    Employee Stock Option Plan                             37,159        371      222,292                                222,663
  Purchase and retirement of
    common stock                                          (70,239)      (702)    (269,120)    (467,633)                 (737,455)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                          (82,429)     (82,429)
                                   ---------  --------- ---------  ---------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2002         220,100    220,100 3,455,067     34,551   13,262,969   28,742,832      (11,117)  42,249,335
  Net income                                                                                 5,178,760                 5,178,760
  Issuance of common stock under
    Employee Stock Purchase Plan                           15,685        157      131,166                                131,323
  Issuance of common stock under
    Employee Stock Option Plan                             34,836        348      299,572                                299,920
  Issuance of common stock to
    Employee Stock Ownership Plan                          11,000        110      139,040                                139,150
  Purchase and retirement of
    common stock                                           (1,106)       (11)      (4,333)     (12,818)                  (17,162)
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                           62,342       62,342
                                   ---------  --------- ---------  ---------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2003         220,100    220,100 3,515,482     35,155   13,828,414   33,908,774       51,225   48,043,668
  Net income                                                                                 4,644,383                 4,644,383
  Dividends                                                                                   (194,040)                 (194,040)
  Conversion of preferred stock to
    common stock                     (62,300)   (62,300)   62,300        623       61,677                                      0
  Issuance of common stock under
    Employee Stock Purchase Plan                           10,951        109      133,575                                133,684
  Issuance of common stock to
    Employee Stock Ownership Plan                          20,467        205      286,753                                286,958
  Issuance of common stock under
    Employee Stock Option Plan                            114,190      1,142    1,310,629                              1,311,771
  Change in unrealized gains on
    marketable securities, net of
    deferred taxes                                                                                          (13,694)     (13,694)
                                   ---------  --------- ---------  ---------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31, 2004         157,800  $ 157,800 3,723,390  $  37,234  $15,621,048  $38,359,117   $   37,531  $54,212,730
                                   =========  ========= =========  =========  ===========  ===========   ==========  ===========

See notes to consolidated financial statements.

                                            HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31
                                                                            -----------------------------------------------------
                                                                                   2004                2003                2002
                                                                            -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                $  4,644,383        $  5,178,760        $    508,320
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Noncash cumulative effect of change in accounting principle                                                      4,663,039
      Depreciation and amortization                                            8,007,835           8,798,414           9,963,888
      Minority stockholders' interest in earnings
         of Alliance Telecommunications Corporation                                                  976,023              12,632
      Gain on split-up of Alliance Telecommunications Corporation                                   (348,505)
      Gains on sales of cable television systems and other business              (85,271)         (1,080,723)
      Noncash marketable securities impairment charge                                                                    134,498
      Income from Midwest Wireless Holdings LLC                               (2,765,887)         (2,533,703)         (2,928,251)
      Income from other unconsolidated affiliates                               (482,847)           (272,917)           (142,535)
      Cash distributions from Midwest Wireless Holdings LLC                      734,499             905,051             869,723
      Cash distributions from other unconsolidated affiliates                    277,630             239,544             166,292
      Noncash patronage refunds                                                 (207,951)           (192,669)           (260,233)
      Noncash investment income                                                  (46,920)
      Changes in assets and liabilities net of effects of
        discontinued operations:
        Accounts receivable                                                    1,122,483            (259,394)            (83,043)
        Materials, supplies and inventories                                      124,018              64,449              73,522
        Other current assets                                                      34,795             (64,130)            (45,234)
        Accounts payable                                                         514,753            (379,206)             26,074
        Accrued expenses                                                         (15,441)            547,399              13,317
        Income taxes payable                                                  (1,490,129)          1,361,111             119,804
        Deferred investment tax credits                                           (5,659)            (18,555)            (20,715)
        Deferred income taxes                                                     52,924               1,058                 155
        Deferred compensation                                                     50,874              30,558              44,650
                                                                            -------------       -------------       -------------
          Net cash provided by operating activities                           10,464,089          12,952,565          13,115,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (4,182,687)         (3,912,756)         (9,265,040)
  Decrease (increase) in construction fund                                      (704,611)         (2,577,844)             97,702
  Proceeds from sales of cable television systems and other business             241,301           1,665,782
  Investments in other unconsolidated affiliates                                 (45,510)            (23,191)            (50,000)
  Purchases of other investments                                                (453,144)           (443,742)         (1,301,265)
  Proceeds from other investments                                                476,036           1,538,423             799,880
  Increase in other assets                                                       (17,000)           (130,696)           (161,417)
  Cash effect of split-up of Alliance Telecommunications
    Corporation                                                                                   (5,214,465)
                                                                            -------------       -------------       -------------
         Net cash used in investing activities                                (4,685,615)         (9,098,489)         (9,880,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                               (6,523,531)        (32,517,635)         (6,835,525)
  Proceeds from issuance of notes payable and long-term debt                   2,892,833          32,810,607           2,954,316
  Issuance of common stock                                                     1,445,455             431,243             319,606
  Cash dividends                                                                (194,040)
  Purchase of stock                                                                                  (17,162)           (737,455)
                                                                            -------------       -------------       -------------
         Net cash provided by (used in) financing activities                  (2,379,283)            707,053          (4,299,058)
                                                                            -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           3,399,191           4,561,129          (1,063,295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                16,581,315          12,020,186          13,083,481
                                                                            -------------       -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 19,980,506        $ 16,581,315        $ 12,020,186
                                                                            =============       =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                             $  3,156,583         $ 4,338,703         $ 5,039,440
  Income taxes paid                                                            4,318,608           3,491,394           3,596,254

See notes to consolidated financial statements.

               HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies and an engineering company. At December 31, 2004, the Company's subsidiaries provided telephone service to 29,574 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 7,936 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

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

Basis of presentation: The Company's operating results for the prior periods have been restated pursuant to the discontinued operations rules of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to reflect the effects of the split-up of Alliance Telecommunications Corporation. Certain other amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

                                          2004           2003           2002
                                    ------------   ------------   ------------
Net income as reported              $ 4,644,383    $ 5,178,760    $   508,320
Less: Total stock-based employee
  compensation expense determined
  under the fair value method for
  all awards                           (602,259)      (472,941)      (460,794)
                                    ------------  -------------  -------------
Pro forma net income                $ 4,042,124   $  4,705,819   $     47,526
                                    ============  =============  =============

Basic net income per share:
     As reported                    $      1.28   $       1.48   $        .15
     Pro forma                      $      1.11   $       1.35   $        .01
Diluted net income per share
     As reported                    $      1.17   $       1.37   $        .13
     Pro forma                      $      1.02   $       1.25   $        .01

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

Materials, supplies and inventories: Materials, supplies and inventories are valued at the lower of average cost or market.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses from continuing operations was $7,966,772, $7,828,067 and $7,986,565 for 2004, 2003 and 2002, respectively.
Depreciation included in costs and expenses from discontinued operations was $938,095 and $1,975,002 for 2003 and 2002 respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

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

Other assets: Other assets owned by the Company include cable television franchises, customer lists and other deferred charges. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life. Amortization included in expenses from continuing operations was $23,444, $23,444 and $1,085 for 2004, 2003 and 2002, respectively (Note 4).

Financial instruments: The fair value of the Company's financial instruments approximates carrying value except for long-term investments in other companies and long-term debt. Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable. The fair value of long-term debt (including the current portion) was $56,865,000 and $62,334,000 at December 31, 2004 and 2003, respectively.
Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

New accounting principles: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, has not yet determined the method of adoption, and has not determined what impact the adoption of SFAS 123R will have on its consolidated results of operations and earnings per share. It has not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In March 2004, the FASB Emerging Issues Task Force issued EITF 03-16 "Accounting for Investments in Limited Liability Companies". The EITF states that an investment in a limited liability company ("LLC") that maintains a specific ownership account for each investor should use the equity method of accounting unless the ownership interest is so minor the investor has virtually no influence over operating and financial policies. Practice has generally viewed investments of more than three to five percent to be more than minor. The rule is effective for periods beginning after June 15, 2004. Adoption of the rule did not have a material effect on the Company's financial statements.

NOTE 2 - SPLIT-UP OF ALLIANCE TELECOMMUNICATIONS CORPORATION

Effective July 7, 2003, Alliance was reorganized under Section 355 of the Internal Revenue Code. As a result of the Split-Up Transactions, Golden West exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance's ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. HCC became the 100% owner of all the remaining Alliance operations and assets. The Company's operating results have been restated to separately reflect the continuing and discontinued Alliance operations. Operating Operating results for the discontinued operations in the respective periods of 2003 and 2002 were as follows:

                                                     Six Months    Twelve Months
                                                     Ended June   Ended December
                                                      30, 2003       31, 2002
                                                    ------------    ------------
Revenues                                            $ 4,750,877     $ 9,204,856
Operating costs and expenses                          2,919,858       5,804,474
                                                    ------------    ------------
Operating income                                      1,831,019       3,400,382

Other income and (expenses):
  Interest expense                                     (680,059)     (1,269,706)
  Interest and dividend income                           45,911         147,547
  Income from investments in unconsolidated affilates:
    Midwest Wireless Holdings, LLC                      385,259         666,831
    Other unconsolidated affiliates                     176,618         198,846
                                                    ------------    ------------
    Other expense, net                                  (72,271)       (256,482)

Income before income taxes and minority interest      1,758,748       3,143,900

Income tax expense                                      770,000       1,187,000
                                                    ------------    ------------
Income before minority interest                         988,748       1,956,900

Minority interest in discontinued operations of
  Alliance Telecommunications Corporation              (316,399)       (626,208)
Gain on split-up of Alliane Telecommunications
  Corporation, net of income taxes                      209,505
                                                    ------------    ------------
Income from discontinued operations                 $   881,854     $ 1,330,692
                                                    ============    ============

The Company accounted for this transaction using the purchase method. The Company recognized a gain on the transaction to the extent that the fair value of the assets transferred to Golden West and ACCI exceeded book value. The gain was recorded as follows:

   Fair value of the Company's 68% ownership interest
     in assets and liabilities transferred to Golden West
     and ACCI in Split-Up Transactions                             $ 12,351,908
   Less:  Recorded value of assets and liabilities transferred
     to Golden West and ACCI in Split-Up Transactions               (12,003,403)
                                                                   -------------
   Gain on disposal before income taxes                                 348,505
   Deferred income tax expense                                         (139,000)
                                                                   -------------
   Net gain                                                        $    209,505
                                                                   =============

The acquisition of the minority interest in Alliance's continuing operations was recorded as follows:

Fair value of the Company's 68% ownership interest
  in assets and liabilities transferred to Golden West
  and ACCI in Split-Up Transactions                                $ 12,351,908
Less:  Recorded value of minority interest in assets and
  liabilities of continuing operations, excluding goodwill           (3,866,902)
                                                                   -------------
Excess of fair value over book value                               $  8,485,006
                                                                   =============

Excess of fair value over book value allocated to plant assets in 2003 according to management estimates, net of related deferred taxes $ 576,000
Additional amounts allocated to plant assets in 2004
  following finalization of appraisals,
  net of related deferred taxes                                         770,833
                                                                   -------------
       Total Plant Adjustment                                      $  1,346,833
                                                                   =============

Excess of fair value over book value allocated to goodwill
  in 2003 per management estimates                                 $  7,909,006
Reduction in recorded goodwill following finalization
  of asset appraisals                                                  (770,833)
                                                                   -------------
       Net Goodwill Adjustment                                     $  7,138,173
                                                                   =============

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

The effect of the Split-Up Transactions on recorded assets and liabilities at the split-up date was as follows:

 Fair value of net assets transferred in Split-Up transactions $ 12,351,908 Gain on split-up transactions (348,505) Noncash change in recorded assets and liabilities:
   Property, plant and equipment                     $ (9,339,881)
   Excess of cost over net assets acquired            (13,315,447)
   Investment in Midwest Wireless Holdings, LLC        (4,500,496)
   Investments in other unconsolidated affiliates      (1,634,126)
   Other investments                                   (2,209,494)
   Other assets                                          (122,635)
   Noncash current assets                              (1,116,302)
   Current liabilities                                  3,597,049
   Long-term debt, less current portion                17,018,954
   Deferred income taxes                                1,387,994
   Deferred compensation                                  308,483
   Minority stockholders interest in Alliance
    Telecommunications Corp. net assets transferred     3,136,963    (6,788,938)
                                                    -------------- -------------
 Cash transferred in Split-Up transactions                         $  5,214,465
                                                                   =============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

                                                            December 31
                                       Estimated    ----------------------------
                                      useful life          2004           2003
                                      -----------   -------------  -------------
         Land                                       $    447,638   $    483,371
         Buildings                     5-40 years      5,633,898      5,697,302
         Machinery and equipment       3-15 years      4,126,976      3,431,762
         Furniture and fixtures        5-10 years      1,205,834      2,008,349
         Telephone plant               5-33 years     81,948,811     76,879,020
         Cable television plant       10-15 years      7,306,199      9,010,989
         Construction in progress                        252,155        663,753
                                                    -------------  -------------
                                                     100,921,511     98,174,546
         Less accumulated depreciation                60,881,018     55,086,440
                                                    -------------  -------------
                                                    $ 40,040,493   $ 43,088,106
                                                    =============  =============

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

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

In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using the same valuation methodology the Company used to negotiate the breakup of Alliance. The valuation is an average of access line and customer valuations and cash flow multiple valuations considered appropriate in the current marketplace. The Company believes the valuations placed on these units are consistent with values placed on properties in recent comparable transactions and that valuation of the reporting units using different methods would have yielded similar results.

The goodwill impairment is associated principally with goodwill resulting from the Company's acquisition of Hager TeleCom, Inc, but also included charges from cable television acquisitions and the acquisition of Ollig Utilities. The amount of the impairment primarily reflects the decline in the market valuations for telephone access lines and internet customers and valuations of competing local exchange carrier ("CLEC") assets that have occurred since the acquisition. For 2004, the Company performed its annual impairment test of goodwill during the third quarter. The determined fair value was sufficient to pass the impairment test, and no impairment was recorded. Changes in the Company's goodwill by segment are as follows:

                                                            POTS    Other Services     Consolidated
                                                     -------------   ------------     -------------
Balance December 31, 2001                            $ 50,145,387    $  3,517,363     $ 53,662,750
Impairment loss                                        (3,376,391)     (1,211,366)      (4,587,757)
                                                     -------------   -------------    -------------
Balance December 31, 2002                              46,768,996       2,305,997       49,074,993
Cable television system sales                                            (970,673)        (970,673)
Split-up of Alliance Telecommunications
  Corporation:
  Goodwill included in discontinued operations        (13,315,447)                     (13,315,447)
  Eliminate previously recorded goodwill related
    to the minority interest acquired                 (11,005,952)                     (11,005,952)
  Excess fair value allocated to goodwill in
    acquisition of minority interest                    7,909,006                        7,909,006
                                                     -------------   -------------     ------------
Balance December 31, 2003                              30,356,603       1,335,324       31,691,927
  Reduction in goodwill recorded following
    completion of minority interest
    acquisition appraisal                                (770,833)                        (770,883)
                                                     -------------   -------------    -------------
Balance December 31, 2004                            $ 29,585,770    $  1,335,324     $ 30,921,094
                                                     =============   =============    =============

The Company's other intangible assets consist of deferred loan origination fees, cable television franchises and internet customer lists. Amortization expense for the next five years is estimated as follows: 2005 - $44,500, 2006 - $44,000, 2007 - $34,400, 2008 - $21,000, 2009 - $21,000.

Changes in the Company's intangible assets are as follows:

                                   Intangible        Other
                                       Assets        Assets      Consolidated
                                   -----------    -----------     -----------
Balance December 31, 2001          $    77,060    $  250,625      $  327,685
Additions                              106,058        54,123         160,181
Amortization                           (1,085)                        (1,085)
Impairment loss                       (75,282)                       (75,282)
                                   -----------    -----------     -----------
Balance December 31, 2002             106,751        304,748         411,499
Additions                             167,845                        167,845
Disposals                                            (14,993)        (14,993)
Amortization                          (32,052)                       (32,052)
Distributed in Alliance split-up                    (122,635)       (122,635)
                                   -----------    -----------     -----------
Balance December 31, 2003             242,544        167,120         409,664
Additions                              17,000                         17,000
Amortization                          (41,063)                       (41,063)
Disposals                                             (3,279)         (3,279)
                                   -----------    -----------     -----------
Balance December 31, 2004          $  218,481     $  163,841      $  382,322
                                   ===========    ===========     ===========

NOTE 5 - MIDWEST WIRELESS HOLDINGS LLC

At December 31, 2004 the Company owned 8.0% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The Company's ownership is recorded on the equity method of accounting, which reflects original cost and recognition of the Company's share of income or losses. The excess of cost over the Company's share of equity in Midwest Wireless at the time of acquisition was $5,595,000 at December 31, 2004. At December 31, 2004, the Company's cumulative share of income from Midwest Wireless was $13,458,000, of which $8,499,000 was undistributed. Midwest Wireless has loan agreements with the Rural Telephone Finance Cooperative ("RTFC") that place restrictions on distributions to members.

Summarized audited financial information for Midwest Wireless for 2004, 2003 and 2002 is as follows:

                                       Year Ended December 31
                                  2004             2003              2002
                            ------------     ------------      ------------
Current assets              $ 27,685,169     $ 22,017,707      $ 12,445,979
Noncurrent assets            366,455,303      360,331,919       305,838,514
Current liabilities           54,760,003       42,224,377        56,909,149
Noncurrent liabilities       142,767,502      172,862,375       115,446,843
Minority interest             14,919,971       11,617,812         9,428,619
Members' equity              181,692,996      155,645,062       136,499,882
Revenues                     220,679,372      179,563,840       162,697,183
Operating income              44,700,128       38,208,082        39,641,304
Net income                    35,215,044       26,695,403        28,113,520

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural ILECS in several other partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including directory services, centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company's ownership percentage, current investment and income or loss from these investments in 2004, 2003 and 2002:


                                               Book Value at
                                                December 31                Income (Loss) on Investment
                          Ownership    --------------------------    --------------------------------------
                           Interest          2004           2003          2004         2003          2002
                          ---------    -----------    -----------    ----------    ----------    ----------
 Broadband Visions            17.9%    $   673,425    $   683,973    $ (10,548)    $ (14,182)    $  (2,190)
 Communications Mgmt Grp       6.5%        232,215        196,300       35,915        20,058        (7,172)
 Desktop Media                17.0%        152,938        159,964            -      (167,036)     (125,000)
 Independent Pinnacle          7.7%        471,892        257,964      235,743
 Northern Transport Group     20.0%        234,699        314,579      (79,880)      (38,860)      (40,621)
 NW Minnesota Spec Access      5.3%         47,396         67,725       19,671        19,113        16,032
 South Central Switching      25.0%                                                    1,894        13,039
 702 Communications           18.1%      1,289,003      1,151,302      270,980       236,813        28,838
 West Central Transport        5.0%        203,158        222,192       10,966        38,499        60,763
                                       -----------    -----------    ----------    ----------    ----------
                                       $ 3,304,726    $ 3,053,999    $ 482,847     $  96,299     $ (56,311)
                                       ===========    ===========    ==========    ==========    ==========

NOTE 7 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company's marketable securities portfolio was classified as available-for-sale at December 31, 2004 and December 31, 2003. The cost and fair values of available-for-sale investment securities were as follows:
                                        Gross       Gross
                                     Unrealized   Unrealized      Fair
                         Cost           Gains       Losses        Value
                      ---------      ---------    ----------   ---------
December 31, 2004     $ 447,483      $  79,586    $ (17,035)   $ 510,034
December 31, 2003     $ 126,482      $ 100,529    $ (15,165)   $ 211,846

Net unrealized gains on marketable securities, net of related deferred taxes, are included in stockholders' equity as accumulated other comprehensive income
(loss) at December 31, 2004 and 2003 as follows:

                               Net            Deferred        Accumulated
                            Unrealized          Income        Comprehensive
                           Gains (Losses)        Taxes            Income
                           -------------    ----------     ----------------
December 31, 2004           $   62,551      $  (25,020)    $      37,531
December 31, 2003           $   85,364      $  (34,139)    $      51,225

These amounts have no cash effect and are not included in the statement of cash flows.

During 2002 the Company determined that its investment in certain available-for-sale securities was permanently impaired. Due to the impairment, the Company reduced the cost basis of its marketable securities by $134,500 and recorded a charge against net income.

NOTE 8 - INCOME TAXES

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

                                               Year Ended December 31
                                      ------------------------------------------
                                           2004           2003          2002
                                      ------------   ------------   ------------
Currently payable taxes:
     Federal                          $ 2,318,000    $ 2,434,000    $ 1,483,000
     State                                884,000      1,039,000        803,000
                                      ------------   ------------   ------------
                                        3,202,000      3,473,000      2,286,000

Deferred income taxes (benefit)            53,000       (138,000)       218,000
Deferred investment tax credits            (5,000)       (19,000)       (21,000)
                                      ------------   ------=-----   ------------
                                      $ 3,250,000    $ 3,316,000    $ 2,483,000
                                      ============   ============   ============

Deferred tax assets and liabilities as of December 31 related to the following:

                                                          2004           2003
                                                     ------------   ------------
Deferred tax liabilities:
     Accelerated depreciation                        $ 4,893,554    $ 4,766,870
     Partnership and LLC investments                   1,798,000      1,329,000
     Marketable securities                                30,000         39,000
     Other                                               188,000        137,000
                                                     -----------    ------------
                                                       6,909,544      6,271,870
Deferred tax assets:
     Deferred compensation                               292,000        274,000
     Intangibles                                         127,000        200,000
     Accrued expenses                                    245,000        261,000
     Bad debts                                           406,000        213,000
     Other                                               379,000        421,000
                                                     -----------    ------------
                                                       1,449,000      1,369,000
                                                     -----------    ------------
Net deferred tax liability                           $ 5,460,554    $ 4,902,870
                                                     ===========    ============

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                 Year Ended December 31
                                           ----------------------------------
                                            2004          2003          2002
                                           ------        ------        ------
Tax at U.S. statutory rate                  35.0%         35.0%         35.0%
Surtax exemption                            (1.0)          (.9)         (1.0)
State income taxes, net of federal benefit   7.1           6.2          11.5
Investment tax credits                         -           (.2)          (.4)
Other                                         .1             -           (.7)
                                           ------        ------        ------
Effective tax rate                          41.2%         40.1%         44.4%
                                           ======        ======        ======

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT
                                                            December 31
                                                   -----------------------------
                                                         2004             2003
                                                   ------------     ------------
Notes payable to CoBank by Hector Communications
  Corporation in quarterly installments, average
  interest rate of 5.4%, due 2005 to 2013          $ 23,375,000     $ 26,125,000
Rural Utilities Service ("RUS") and Rural
  Telephone Bank ("RTB") mortgage notes, payable
  by telephone company subsidiaries in monthly
  and quarterly installments, average rate
  of 5.0%, due 2005 to 2028                          36,915,059       37,239,260
Notes payable to former owners of Felton
  Telephone Company by Hector Communications
  Corporation in monthly installments, interest
  rate of 8.25%, due 2005                               146,421          702,918
                                                   ------------     ------------
                                                     60,436,480       64,067,178
Less current portion                                  6,352,000        6,537,800
                                                   ------------     ------------
                                                   $ 54,084,480     $ 57,529,378
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

Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. At December 31, 2004, the Company's local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $24,127,000 to finance specific construction activities in future years.

Alliance had a term loan agreement with CoBank which was used to fund the acquisition of Ollig Utilities Company. As part of the Split-Up Transaction, the original acquisition loan was repaid with funds from a new term loan to HCC from CoBank. As a condition of maintaining the loan, the Company owns stock in the bank. At December 31, 2004, investment in CoBank stock was $2,762,000.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank's net income through payment of patronage refunds. Patronage refunds included in continuing operations were $245,000, $219,000 and $194,000 in 2003, 2002 and 2001, respectively. Approximately 50% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company's operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company's subsidiaries secure CoBank's loan. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 5.4% at December 31, 2004. Principal payments are made quarterly and will continue until April 2013.

The amount of dividends on common stock that may be paid by the subsidiaries to the Company is limited by certain financial covenants set forth in the RUS, RTB and CoBank mortgages. At December 31, 2004, $12,223,000 of subsidiaries' retained earnings was available for dividend payments to HCC. At December 31, 2004, $37,198,000 of HCC's retained earnings was not available to pay dividends to shareholders due to restrictions in the debt agreements.

The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for HCC and Alliance properties in 2005 are $7,037,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

Until July 7, 2003 the Company had a term loan and a $5,000,000 revolving line of credit from Rural Telephone Finance Cooperative ("RTFC"). Part of the proceeds of the Company's new term loan from CoBank was used to repay the RTFC loan and terminate the revolving line of credit.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                   2005                     $   6,532,000
                   2006                         6,445,000
                   2007                         6,717,000
                   2008                         6,995,000
                   2009                         7,327,700

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with stock option plans under which 1,100,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 3,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2004, 151,883 shares were available to be issued under the plans. Changes in outstanding employee and director stock options during the three years ended December 31, 2004 are as follows:

                                                                   Average
                                                  Number of    exercise price
                                                     shares       per share
                                                  ----------      ---------
Outstanding at December 31, 2001                    389,075       $   10.29
                  Granted                           111,800           13.27
                  Exercised                         (53,800)           8.24
                  Canceled                             (900)          11.91
                                                  ----------      ---------
Outstanding at December 31, 2002                    446,175           11.28
                  Granted                           115,850           12.18
                  Exercised                         (67,125)          10.22
                  Canceled                          (23,583)          11.86
                                                  ----------      ---------
Outstanding at December 31, 2003                    471,317           11.62
                  Granted                           123,850           18.63
                  Exercised                        (140,800)          10.83
                  Canceled                           (2,800)          10.61
                                                  ----------      ---------
Outstanding at December 31, 2004                    451,567       $   13.80
                                                  ==========      =========

The Company receives an income tax benefit related to the gains received by employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options. The amount of tax benefit received by the Company was $247,000, $23,000 and $25,000 in 2004, 2003 and 2002 respectively.
The tax benefit amounts have been credited to additional paid-in capital.

Options issued to officers and key employees are subject to vesting. Options are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2004, 353,000 stock options are currently exercisable at an average price of $13.04 per share. The following table summarizes the status of stock options outstanding at December 31, 2004:

                                        Weighted Average         Weighted
                                            Remaining             Average
Range of Exercise Prices        Shares     Option Life        Exercise Price
------------------------      ---------    -----------       -----------------
$ 6.87 to $ 9.99                 6,000      1.6 years            $   7.78
$10.00 to $12.00               189,967      2.2 years               11.25
$12.01 to $15.00               133,750      3.6 years               13.28
$15.01 to $20.03               121,850      5.0 years               18.63

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

At December 31, 2004 employees had subscribed to purchase 8,200 shares in the current plan cycle ending August 31, 2005. Shares issued to employees under the plan were 10,951 for the plan year ended August 31, 2004. Shares issued to employees under the 1990 Employee Stock Purchase Plan were 15,685 and 11,578 for the plan years ended August 31, 2003 and 2002, respectively.

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

                                         Year Ended December 31
                               --------------------------------------------
                                    2004            2003             2002
                               -----------     -----------     ------------
Net income                     $ 4,042,124     $ 4,705,819     $     47,526
Basic net income per share     $      1.11     $      1.35     $        .01
Diluted net income per share   $      1.02     $      1.25     $        .01

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:

                                              Year Ended December 31
                                       ----------------------------------------
                                         2004            2003            2002
                                       --------        --------        --------
Expected volatility                       28.8%           29.6%           29.8%
Risk free interest rate                    2.9%            2.9%            4.6%
Expected holding period - employees     4 years         4 years         4 years
Expected holding period - directors     7 years         7 years         7 years
Dividend yield                               0%              0%              0%

Pro forma stock-based compensation cost was $602,259, $472,941 and $460,794 in 2004, 2003 and 2002, respectively. Fair value of all options issued was $712,191, $453,450 and $515,360 in 2004, 2003 and 2002, respectively.

HCC paid a cash dividend of $.05 per share on its common stock and preferred stock on December 15, 2004. The dividend was the first in Company history. The amount and timing of future dividends will be determined at the discretion of the Board of Directors. HCC has no obligation to pay dividends on its preferred stock except that preferred stock receives the same per share dividend as common stock.

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. No shares were repurchased in 2004. The Company purchased and retired 1,106 and 70,239 in 2003 and 2002 respectively. Cost of the repurchased shares was $17,000 and $737,000 in 2003 and 2002 respectively. At December 31, 2004, 215,000 shares could be repurchased under outstanding Board authorizations.

Effective August 1, 1990, the Board of Directors adopted an employee stock ownership plan ("ESOP"). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company's common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $328,100, $284,600 and $139,200 for 2004, 2003 and 2002, respectively. At December 31, 2004, the ESOP held 98,183 shares of the Company's common stock, all of which had been allocated to the accounts of participating employees. All eligible employees of Hector Communications Corporation and its subsidiaries participate in the plan after completing one year of service. Employees of Alliance Telecommunications Corporation did not participate in the plan in 2002. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

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

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company's continuing operations for 2004, 2003 and 2002 were approximately $159,000, $166,000 and $181,000 respectively.

In 2002 employees of Alliance Telecommunications Corporation who met certain age and service requirements were eligible to participate in a profit sharing plan. The plan was terminated in 2003 and employees of Alliance's continuing operations now participate in the Company's ESOP. Contributions to the plan by the Company's continuing operations in 2002 were $235,000.

Alliance had a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. Under the terms of the split-up agreement, the Company is responsible for 68% of the remaining deferred compensation, Golden West is responsible for 20% and ACCI is responsible for 12%. Deferred compensation expense included in continuing operations under the plan was $116,000, $98,000 and $94,000 in 2004, 2003 and 2002 respectively. Payments made under the agreement by the Company's continuing operations were $65,000, $63,000 and $63,000 in 2004, 2003 and 2002 respectively.

NOTE 12 - TRANSACTIONS WITH COMMUNICATIONS SYSTEMS, INC.

Transactions between the Company and Communications Systems, Inc. (CSI), the Company's former parent, are based on a distribution agreement, which provides for the Company's use of certain of CSI's staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $293,000, $208,000 and $186,000 in 2004, 2003 and 2002 respectively.

Costs of services from CSI may not be indicative of the costs of such services had they been obtained from a different party. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $217,000 and $229,000 at December 31, 2004 and 2003, respectively.

NOTE 13 - SEGMENT INFORMATION

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

No single customer accounted for a material portion of the Company's revenues in any of the last three years. Segment information presents only continuing operations except where noted:

                                                                Other
                                                POTS           Services     Consolidated
                                            ------------    ------------    ------------
Year Ended December 31, 2004
Revenues from continuing operations         $ 21,524,422    $ 10,045,348    $ 31,569,770
Costs and expenses                            16,116,976       8,470,614      24,587,590
                                            ------------    ------------    ------------
Operating income from continuing operations $  5,407,446    $  1,574,734    $  6,982,180
                                            ============    ============    ============

Depreciation and amortization:
  Charged to operations                     $  6,147,428    $  1,842,788    $  7,990,216
  Charged to interest expense                                     17,618          17,618
                                            ------------    ------------    ------------
                                            $  6,147,428    $  1,860,406    $  8,007,834
                                            ============    ============    ============

Total assets                                $ 93,816,150    $ 31,106,693    $124,922,843
                                            ============    ============    ============

Capital expenditures                        $  3,242,810    $    939,877    $  4,182,687
                                            ============    ============    ============

Year Ended December 31, 2003
Revenues from continuing operations         $ 22,192,492    $ 10,129,936    $ 32,322,428
Costs and expenses                            15,842,012       8,523,770      24,365,782
                                            ------------    ------------    ------------
Operating income from continuing operations    6,350,480       1,606,166       7,956,646
                                            ============    ============    ============

Depreciation and amortization:
  Charged to operations                     $  6,123,086    $  1,728,425    $  7,851,511
  Charged to interest expense                                      8,808           8,808
                                            ------------    ------------    ------------
                                            $  6,123,678    $  1,737,233       7,860,319
                                            ============    ============
  Discontinued operations                                                        938,095
                                                                            ------------
                                                                            $  8,798,414
                                                                            ============

Total assets                                $ 92,086,084    $ 30,973,271    $123,059,355
                                            ============    ============    ============

Capital expenditures                        $  2,871,728    $    784,133    $  3,655,861
                                            ============    ============
  Discontinued operations                                                        256,895
                                                                            ------------
                                                                            $  3,912,756
                                                                            ============
Year Ended December 31, 2002
Revenues from continuing operations         $ 21,178,585    $  9,338,205    $ 30,516,790
Costs and expenses                            15,682,334       8,193,085      23,875,419
                                            ------------    ------------    ------------
Operating income from continuing operations    5,496,251       1,145,120       6,641,371
                                            ============    ============    ============

Depreciation and amortization:
  Charged to operations                     $  6,259,750    $  1,727,900    $  7,987,650
  Charged to interest expense                                      1,236           1,236
                                            ------------    ------------    ------------
                                            $  6,259,750    $  1,729,136       7,988,886
                                            ============    ============
  Discontinued operations                                                      1,975,002
                                                                            ------------
                                                                            $  9,963,888
                                                                            ============

Total assets                                $ 92,873,100    $ 26,228,554    $119,101,654
                                            ============    ============
  Discontinued operations                                                     35,384,306
                                                                            ------------
                                                                            $154,485,960
                                                                            ============

Capital expenditures                        $  5,996,743    $  1,732,378    $  7,729,121
                                            ============    ============
  Discontinued operations                                                      1,535,919
                                                                            ------------
                                                                            $  9,265,040
                                                                            ============

NOTE 14 - SALES OF CABLE TELEVISION SYSTEMS AND OTHER BUSINESS

In 2004 the Company sold the assets of Hastad Engineering Company to Finley Engineering Company. Proceeds from the sale totaled $48,390 and the Company recorded a gain of $12,805.

Effective June 30, 2004 the Company sold the assets of the cable television system serving Hudson Township, WI to Baldwin Telecom Inc. for $193,000 of cash and a note receivable of $395,000. The Company recorded a gain on the sale of $72,466.

Alliance completed sales of two groups of cable television systems during 2003. Alliance sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000. Alliance sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND
- Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash. Effect of the asset sales was as follows:

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
                                                                 ============

(b) SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)


                                                                                Quarter Ended
                                                               March 31      June 30      Sept 30        Dec 31
------------------------------------------------------------------------------------------------------------------
                           2004
Revenues from continuing operations                          $    7,946   $    7,992   $    7,806      $   7,826
Operating income from continuing operations                       1,981        1,452        1,923          1,626
Net income                                                        1,193          954        1,294          1,203
Basic net income per share                                   $      .34   $      .26   $      .35      $     .32
Diluted net income per share                                 $      .31   $      .24   $      .32      $     .30

                           2003
Revenues from continuing operations                          $    8,033   $    8,054   $    8,107      $   8,128
Operating income from continuing operations                       1,832        1,820        2,120          2,184
Income from continuing operations                                   732        1,290        1,008          1,267
Income from discontinued operations                                 395          278          209
Net income                                                        1,127        1,568        1,217          1,267
Basic net income per share:
  Continuing operations                                      $      .21   $      .37   $      .29      $     .36
  Discontinued operations                                           .11          .08          .06
                                                              ---------    ---------    ---------       --------
                                                             $      .32   $      .45   $      .35      $     .36
                                                              =========    =========    =========       ========
Diluted net income per share:
  Continuing operations                                      $      .20   $      .34   $      .27      $     .33
  Discontinued operations                                           .10          .08          .05
                                                              ---------    ---------    ---------       --------
                                                             $      .30   $      .42   $      .32      $     .33
                                                              =========    =========    =========       ========



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs (a), (c), (d), (e), and (f) of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 24, 2005 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of
Item 401 is set forth under Item 1(a)(c) herein. The information called for by
Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

The following table presents information about the Company's equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2004:

            Securities Authorized For Issuance Under Equity Compansations Plans
                                                    (a)                       (b)                      (c)
                                                                                               Number of shares of
                                            Number of shares of                               common stock remaining
                                             common stock to be                                available for future
                                            issued upon exercise       Weighted-average        issuance under equity
                                               of outstanding         exercise price of         compensation plans
                                           options, warrants and     outstanding options,      (excluding shares in
 Plan Category (1)                                 rights            warrants and rights            column (a))
 ---------------                          ----------------------     --------------------     ----------------------

 Equity compensation plans approved by security holders:
 1990 Stock Plan                                        71,850                 $ 11.65                            -
 1999 Stock Plan                                       379,717                   14.02                      151,883
 2003 Employee Stock Purchase Plan                       8,164                   17.42                       80,885

 Equity compensation plans not approved by security holders:
 None

 (1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 of Form 10-K and by Item 9(e) of Schedule 14A will be set forth under the caption "The Company's Auditors" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Consolidated Financial Statements
        ---------------------------------

The following Consolidated Financial Statements of Hector Communications Corporation and subsidiaries appear at pages 29 to 49 herein:

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2004, 2003 and 2002

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Income for the years ended
     December 31, 2004, 2003 and 2002

     Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

     Consolidated Statements of Stockholders' Equity for the year ended December 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules                                Page Herein
       -----------------------------                                -----------

The following financial statement schedules are being filed as part of this Form 10-K Report:

     Report of Independent Registered Public Accounting Firm on
     financial statement schedules for the years ended
     December 31, 2004, 2003 and 2002                                        55

     Schedule I - Condensed Financial Information of Registrant           56-59
     Schedule II - Valuation and Qualifying Accounts and Reserves            59

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment, included as this entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09. 60-76

(a)(3) Exhibits
       --------

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report by Item 601 of Regulation S-K, including each management contract or compensatory plan or arrangement are described on the Exhibit Index which appears on page 77 of the sequential numbering system used in this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HECTOR COMMUNICATIONS CORPORATION

Dated: March 29, 2005                   /s/ Curtis A. Sampson
                                        ----------------------------------------
                                        Curtis A. Sampson, Chairman of the Board
                                        of Directors and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature                         Title                          Date
     ---------                         -----                          -----

/s/Curtis A. Sampson      Chairman of the Board of Directors,     March 29, 2005
------------------------  Chief Executive Officer and Director
Curtis A. Sampson

/s/Steven H. Sjogren      President, Chief Operating Officer,     March 29, 2005
------------------------  and Director
Steven H. Sjogren

/s/Paul N. Hanson         Vice President, Treasurer and           March 29, 2005
------------------------  Director
Paul N. Hanson

/s/Charles A. Braun       Chief Financial Officer and             March 29, 2005
------------------------  Principal Accounting Officer
Charles A. Braun

/s/Ronald J. Bach         Director                                March 29, 2005
------------------------
Ronald J. Bach

/s/James O. Ericson       Director                                March 29, 2005
-----------------------
James O. Ericson

/s/Luella Gross Goldberg  Director                                March 29, 2005
------------------------
Luella Gross Goldberg

/s/Paul A. Hoff           Director                                March 29, 2005
------------------------
Paul A. Hoff

/s/Gerald D. Pint         Director                                March 29, 2005
------------------------
Gerald D. Pint

/s/Wayne E. Sampson       Director                                March 29, 2005
------------------------
Wayne E. Sampson

                        HECTOR COMMUNICATIONS CORPORATION
                          FINANCIAL STATEMENT SCHEDULES


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES


Shareholders and Board of Directors
Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 18, 2005, included the related financial statement schedules as listed in item 15(a) 2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
-------------------------------
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 18, 2005

                        HECTOR COMMUNICATIONS CORPORATION
                        ---------------------------------
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                                          December 31
                                                -------------------------------
                                                       2004              2003
                                                -------------     -------------
Assets:
  Cash                                           $    310,226      $    293,225
  Investment in subsidiaries                       64,518,405        68,115,882
  Other current assets                              2,240,322         1,412,500
  Property, plant and equipment, net                  736,967           761,108
  Accounts with subsidiaries                        9,138,554         3,418,743
  Other investments                                 3,242,052         3,217,372
  Other assets                                        142,023           159,238
                                                -------------     -------------
Total Assets                                     $ 80,328,549      $ 77,378,068
                                                =============     =============

Liabilities and Stockholders' Equity:
  Accounts payable                               $    282,765      $    305,738
  Other current liabilities                         2,311,633         2,200,744
  Current portion of long-term debt                 2,896,000         3,306,000
  Long-term debt                                   20,625,421        23,521,918
                                                -------------     -------------
    Total Liabilities                              26,115,819        29,334,400

  Stockholders' equity:
    Preferred stock, par value $1.00 per share;
      3,000,000 shares authorized:
      Convertible Series A, 157, 800 and
        220,100 shares issued and outstanding         157,800           220,100
    Common stock, par value $.01 per share;
      10,000,000 shares authorized; 3,723,390 and
      3,515,482 shares issued and outstanding          37,234            35,155
    Additional paid-in capital                     15,621,048        13,828,414
    Retained earnings                              38,359,117        33,908,774
    Accumulated other comprehensive income             37,531            51,225
                                                -------------     -------------
    Total Stockholders' Equity                     54,212,730        48,043,668
                                                -------------     -------------
Total Liabilities and Stockholders' Equity       $ 80,328,549      $ 77,378,068
                                                =============     =============

          See notes to condensed financial statements of registrant.

                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                    Year Ended December 31
                                            -----------------------------------
                                                 2004         2003       2002
                                            -----------  -----------  ---------
Revenues:
  Sales                                     $   340,957  $   184,881  $ 175,232

Expenses:
  Operating expenses                            438,170      342,980    154,000
  Interest expense, net                         960,996      701,513    164,131
  Income tax benefit                           (550,494)    (358,773)   (44,775)
                                            -----------  -----------  ---------
    Total expenses                              848,672      685,720    273,356

Income (loss) before equity in earnings
  of subsidiaries                              (507,715)    (500,839)   (98,124)

Equity in earnings of subsidiaries            5,152,098    5,679,599    606,444
                                            -----------  -----------  ---------
Net income                                    4,644,383    5,178,760    508,320

Other comprehensive income (loss):
  Unrealized holding gains (losses) of
    subsidiaries on marketable securities       (22,824)      97,612   (304,758)
  Reclassification adjustment for losses
    (gains) of subsidiaries included in
    net income                                                          134,498
                                            -----------  -----------  ---------
Other comprehensive income (loss) before
  income taxes                                  (22,824)      97,612   (170,260)
                                            -----------  -----------  ---------
Income tax expense (benefit) related to
  unrealized holding gains and losses of
  subsidiaries on marketable securities          (9,130)      39,053   (125,492)
Income tax expense (benefit) related to
  reclassification adjustment for gains of
  subsidiaries included in net income                                    53,799
                                            -----------  -----------  ---------

Income tax expense (benefit) related to
  items of other comprehensive income            (9,130)      39,053    (71,693)
Minority interest in other comprehensive
  income (loss)of subsidiaries                                (3,783)   (16,138)
                                            -----------  -----------  ---------
Other comprehensive income (loss)               (13,694)      62,342    (82,429)
                                            -----------  -----------  ---------
Comprehensive income                        $ 4,630,689  $ 5,241,102  $ 425,891
                                            ===========  ===========  =========

           See notes to condensed financial statements of registrant.

                        HECTOR COMMUNICATIONS CORPORATION
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                            -----------------------------------
                                                 2004         2003       2002
                                            -----------  -----------  ---------
Cash flows from operating activities:
 Net income                                 $ 4,644,383  $ 5,178,760  $ 508,320
  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Loss from other investments                   5,275        7,094      2,692
    Noncash patronage refund                   (207,951)     (12,368)    (4,483)
    Equity in earnings of subsidiaries       (5,152,098)  (5,679,599)  (606,444)
    Depreciation and amortization               158,875       86,492     74,027
    Changes in assets and liabilities:
     Other current assets                      (825,856)  (1,199,393)   344,919
     Accounts with subsidiaries               3,019,018   (3,251,012)   231,097
     Accounts payable                           (22,973)     265,462    (65,911)
     Other current liabilities                  397,847    1,465,357    163,000
                                            -----------  -----------  ---------
 Net cash provided by (used in)
 operating activities                         2,016,520   (3,139,207)   647,217

Cash flows from investing activities:
  Purchases of property, plant and equipment   (117,519)    (225,118)   (20,706)
  Purchases of other investments                (30,000)  (2,554,925)
  Cash proceeds from other investments          203,082      126,567     14,269
  Decrease (increase) in other assets                       (167,845)
  Investments in affiliates                              (17,999,944)
                                            -----------  -----------  ---------
Net cash provided by (used in)
investing activities                             55,563  (20,821,265)    (6,437)

Cash flows from financing activities:
  Repayment of long-term debt                (3,306,497)  (3,141,633)  (208,583)
  Proceeds from issuance of notes payable
    and long-term debt                                    26,812,500
  Issuance of common stock                    1,445,455      431,243    319,606
  Purchase of stock                                          (17,162)  (737,455)
  Cash dividends                               (194,040)
                                            -----------  -----------  ---------
Net cash provided by (used in)
financing activities                         (2,055,082)  24,084,948   (626,432)
                                            -----------  -----------  ---------

Net increase in cash and cash equivalents         7,001      124,476     14,348
Beginning cash and cash equivalents             293,225      168,749    154,401
                                            -----------  -----------  ---------
Ending cash and cash equivalents            $   310,226  $   293,225  $ 168,749
                                            ===========  ===========  =========

Supplemental disclosures of cash flow information:
  Interest paid                             $ 1,210,618  $   524,940  $ 177,004
  Income taxes paid                           3,640,000    1,446,590    371,000

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

Note 2 - Investment in Subsidiaries

In 2003 the Company acquired the 32% minority interest in Alliance Telecommunications Corporation. In 2004 the Company received noncash dividends from its subsidiaries totaling $8,739,000. The dividend was recorded in the Company's accounts with its subsidiaries.

Note 3 - Long Term Debt

                                                           December 31
                                                  -----------------------------
                                                        2004             2003
                                                  ------------     ------------
Note payable to CoBank in quarterly
  installments, interest rate of 5.4%, due 2013   $ 23,375,000     $ 26,125,000
Notes payable to former owners of Felton
  Telephone Company in monthly installments,
  interest rate of 8.25%, due 2005                     146,421          702,918
Less current portion                                (2,896,000)      (3,306,000)
                                                  ------------     ------------
                                                  $ 20,625,421     $ 23,521,918
                                                  ============     ============

The annual requirements for principal payments on notes payable and long-term debt are as follows:

                   2005                 $ 2,896,000
                   2006                   2,750,000
                   2007                   2,750,000
                   2008                   2,750,000
                   2009                   2,750,000



             HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES Schedule II -
        Valuation and Qualifying Accounts and Reserves

                               Balance at       Additions       Additions       Deductions                             Balance
                              Beginning of     Charged to      Charged to         from                 Other           at End
Description                      Period         Revenues         Expense        Reserves            Adjustments       of Period
-----------                   ------------     -----------     ----------       ----------          -----------      -----------

Allowance for doubtful accounts:

Year ended:

December 31, 2004             $    538,000     $   533,000     $  336,000       $  381,000 (A)                       $ 1,026,000

December 31, 2003             $    716,000     $   185,000                      $   78,000 (A)      $   285,000 (B)  $   538,000

December 31, 2002             $     96,000     $ 1,017,000                      $  697,000 (A)                       $   716,000

(A) Accounts determined to be uncollectible and charged off against reserve. (B)
Reserves from operations discontinued in Alliance split-up.


Midwest Wireless
Holdings L.L.C.
Consolidated Financial Statements
December 31, 2004, 2003 and 2002



Index
--------------------------------------------------------------------------------


                                                                         Page(s)



Report of Independent Auditors...............................................61



Financial Statements



Consolidated Statements of Financial Position................................62



Consolidated Statements of Operations........................................63



Consolidated Statements of Changes in Members' Equity........................64



Consolidated Statements of Cash Flows........................................65



Notes to Consolidated Financial Statements................................66-76

                         Report of Independent Auditors




   To the Board of Managers and Members of

   Midwest Wireless Holdings L.L.C.


   In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members' equity, and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the "Company") and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.



   PricewaterhouseCoopers LLP

   Minneapolis, Minnesota

   February 11, 2005

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Financial Position
December 31, 2004 and 2003
--------------------------------------------------------------------------------
                                                           2004           2003

Assets
Current assets
    Cash and cash equivalents                        $  1,174,378   $  1,888,366
    Accounts receivable, less allowance for
     doubtful accounts of $716,100 and $690,115
     in 2004 and 2003, respectively                    20,348,616     16,248,082
    Inventories                                         4,385,157      2,579,643
    Other current assets                                1,777,018      1,301,616
                                                     ------------   ------------
             Total current assets                      27,685,169     22,017,707
Property, cellular plant and equipment, net           127,835,566    121,086,239
FCC licenses                                          212,347,514    212,093,566
Other intangible assets, net                           17,151,736     18,047,447
Investments in cooperatives                             9,120,487      9,104,667
                                                     ------------   ------------
             Total assets                            $394,140,472   $382,349,626
                                                     ------------   ------------
Liabilities and Members' Equity
Current liabilities
    Current portion of debt                          $ 22,590,500   $ 16,361,168
    Accounts payable                                    7,350,406      6,136,971
    Other accrued expenses                             16,848,298     13,500,887
    Deferred revenue                                    7,970,799      6,225,351
                                                     ------------   ------------
             Total current liabilities                 54,760,003     42,224,377
Other liabilities                                       4,021,692      3,381,894
Debt                                                  138,745,810    169,480,481
                                                     ------------   ------------
             Total liabilities                        197,527,505    215,086,752
Minority interest                                      14,919,971     11,617,812
Commitments
Members' equity                                       181,692,996    155,645,062
                                                     ------------   ------------
             Total liabilities and members' equity   $394,140,472   $382,349,626
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


Midwest Wireless Holdings L.L.C.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
-----------------------------------------------------------------------------------------------

                                                           2004           2003           2002

Operating revenues
    Subscriber service                               $171,410,835   $140,823,140   $118,573,698
    Roamer service                                     29,540,968     28,107,407     37,205,402
    Equipment sales and other                          19,727,569     10,633,293      6,918,083
                                                     ------------   ------------   ------------
                                                      220,679,372    179,563,840    162,697,183
                                                     ------------   ------------   ------------
Operating expenses
    Operations and maintenance (exclusive of
     items shown separately below)                     44,906,175     33,987,898     30,506,792
    Cost of equipment sold                             26,858,490     12,115,073     10,448,214
    Home roamer costs                                  29,485,393     31,280,458     27,668,831
    Depreciation                                       28,140,602     22,593,187     19,318,449
    Amortization of intangible assets                   1,712,858        267,278              -
    Selling, general and administrative                44,875,726     41,111,864     35,113,593
                                                      -----------   ------------   ------------
                                                      175,979,244    141,355,758    123,055,879
                                                     ------------   ------------   ------------
             Operating income                          44,700,128     38,208,082     39,641,304
                                                     ------------   ------------   ------------
Other income (expense)
    Interest expense                                   (7,584,944)    (7,204,744)    (8,078,374)
    Interest and dividend income                            6,453          2,887         92,915
    Gain on disposal of FCC licenses                    2,616,674              -              -
    Other                                                 (59,388)       (61,529)        34,669
                                                     ------------   ------------   ------------
             Total other expense                       (5,021,205)    (7,263,386)    (7,950,790)
                                                     ------------   ------------   ------------
Minority interest                                      (4,463,879)    (3,494,303)    (3,576,994)
                                                     ------------   ------------   ------------
Income before cumulative effect of change
 in accounting principle                               35,215,044     27,450,393     28,113,520
Cumulative effect of change in accounting
 principle net of minority interest (Note 2)              -             (754,990)            -
                                                     ------------   ------------   ------------
Net income                                           $ 35,215,044   $ 26,695,403   $ 28,113,520
                                                     ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



Midwest Wireless Holdings L.L.C.
Consolidated Statements of Changes in Members' Equity
Years Ended December 31, 2004, 2003 and 2002
-----------------------------------------------------------------------------------------------

                                                                                     Total
                                                       Capital       Accumulated     Members'
                                                    Contributions      Income        Equity

Balances at December 31, 2001                        $ 84,797,020   $ 32,391,162   $117,188,182
Redemption                                                (83,921)      (374,030)      (457,951)
Distributions to members                                        -     (8,343,869)    (8,343,869)
Net income                                                      -     28,113,520     28,113,520
                                                     ------------   ------------   ------------
Balances at December 31, 2002                          84,713,099     51,786,783    136,499,882
Issuance of units related to the acquisition
 of Iowa properties                                     1,941,468              -      1,941,468
Distributions to members                                        -     (9,491,691)    (9,491,691)
Net income                                                      -     26,695,403     26,695,403
                                                     ------------   ------------   ------------
Balances at December 31, 2003                          86,654,567     68,990,495    155,645,062
Distributions to members                                        -     (9,167,110)    (9,167,110)
Net income                                                      -     35,215,044     35,215,044
                                                     ------------   ------------   ------------
Balances at December 31, 2004                        $ 86,654,567   $ 95,038,429   $181,692,996
                                                     ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                           2004           2003           2002

Cash flows from operating activities
Net income                                           $ 35,215,044   $ 26,695,403   $ 28,113,520
Adjustments to reconcile net income to net cash
 provided by operating activities
    Net income allocated to minority interest           4,463,879      3,398,600      3,576,994
    Provision for bad debts                             1,605,361      1,327,703        928,358
    Depreciation                                       28,140,602     22,593,187     19,318,449
    Amortization of intangibles                         1,712,858        267,278              -
    Gain on disposal of assets                         (2,643,653)      (125,277)        (3,645)
    Writeoff of Cellular 2000, Inc. investment                  -              -         25,000
    Patronage received in form of cooperative stock      (298,301)      (361,318)      (310,848)
    Appreciation Rights Plan compensation               1,618,494      1,359,360      1,287,172
    Cumulative effect of accounting change                      -        850,693              -
    Changes in assets and liabilities
      Accounts receivable                              (5,705,896)    (2,434,724)     1,851,263
      Inventories                                      (1,805,514)    (1,168,070)       796,314
      Other assets                                       (475,402)       234,808       (277,868)
      Accounts payable                                  1,213,435        493,555      1,674,214
      Deferred revenue and accrued expenses             3,474,365     (1,179,906)      (423,185)
      Other liabilities                                   639,798      1,863,618       (425,552)
                                                     ------------   ------------   ------------
         Net cash provided by operating activities     67,155,070     53,814,910     56,130,186
                                                     ------------   ------------   ------------
Cash flows from investing activities
Acquisition of cellular properties                              -    (42,780,847)             -
Payments for property, cellular plant and equipment   (33,835,896)   (29,234,491)   (31,901,881)
Proceeds from the disposal of fixed assets                359,193        518,573              -
Proceeds from the disposal of FCC licenses              2,832,456              -              -
Purchase of intangible assets                          (1,286,877)             -     (7,400,239)
Purchases of cooperative stock                                  -              -        (22,440)
Redemption of cooperative stock                           282,481        421,527         72,970
                                                     ------------   ------------   ------------
         Net cash used in investing activities        (31,648,643)   (71,075,238)   (39,251,590)
                                                     ------------   ------------   ------------
Cash flows from financing activities
(Payments) proceeds on revolving loan                           -    (25,000,000)     5,000,000
Proceeds from debt borrowings                                   -     68,297,657              -
Payments on debt                                      (25,891,585)   (14,815,075)   (13,679,659)
Distributions to members                               (9,167,110)    (9,491,691)    (8,343,869)
Distribution from subsidiary to minority interest      (1,161,720)    (1,209,407)    (1,062,371)
Redemption of units                                             -              -       (457,951)
                                                     ------------   ------------   ------------
         Net cash (used in) provided by financing
         activities                                   (36,220,415)    17,781,484    (18,543,850)
                                                     ------------   ------------   ------------
         Net change in cash and cash equivalents         (713,988)       521,156     (1,665,254)

Cash and cash equivalents
Beginning of year                                       1,888,366      1,367,210      3,032,464
                                                     ------------   ------------   ------------
End of year                                          $  1,174,378   $  1,888,366   $  1,367,210
                                                     ============   ============   ============
Supplemental disclosure
Cash paid during the year for interest               $  7,993,662   $  8,165,844   $  8,828,483
Equity units issued for acquisitions                            -      1,941,468              -

Noncash investing activities
Equipment acquired under capital leases                 1,386,246      3,244,433              -

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------

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

2.     Summary of Significant Accounting Policies

Consolidation:
The consolidated financial statements include the Company's wholly owned subsidiaries, Midwest Wireless Iowa, L.L.C. and Midwest Wireless Wisconsin, L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

Concentration of Credit Risk:
The Company provides cellular service and cellular telephones to a diversified group of consumers within a concentrated geographical area. The Company performs credit evaluations of its customers and requires a deposit when deemed necessary. Receivables are generally due within 30 days.

Cash and Cash Equivalents:
Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less that are readily convertible to cash. The Company has funds on deposit with financial institutions that exceed federally insured limits as of December 31, 2004 and 2003.

Inventories:
Inventories consist primarily of cellular phones and accessories held for resale. Inventories are stated at the lower of cost or market, with cost determined using the specific identification method. Losses on sales of cellular phones are recognized in the period in which sales are made as a cost of acquiring subscribers.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


Property, Cellular Plant and Equipment:
Property, cellular plant and equipment is stated at its original cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of property, cellular plant and equipment are as follows:

       Buildings and improvements                    3 - 30 years
       Other equipment                               2 - 20 years
       Communications and network equipment          7 - 15 years
       Vehicles                                           3 years
       Computer equipment                                 3 years

Major renewals or betterments are capitalized, while repair and maintenance expenditures are charged to operations as incurred. Interest costs related to qualifying construction projects are capitalized. The cost and accumulated depreciation of property, cellular plant and equipment disposed of or sold are eliminated from their respective accounts, and the resulting gain or loss is recorded in operations.

Asset Retirement Obligation:
On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation ("ARO") in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset for the period from January 1, 1998 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses related to the ARO for the years ended December 31, 2004 and 2003 were $192,748 and $186,161, respectively.

Intangible Assets and Other Long-Lived Assets FCC licenses consist of the cost of acquiring cellular, personal communication services ("PCS"), and local multi-point distribution licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its FCC licenses effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 3). Customer relationships are amortized on a straight-line basis over their useful lives which range from two to six years.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------

The Company reviews goodwill and FCC licenses for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill and other intangible assets requires the Company to make estimates about fair value.

The Company periodically reviews customer relationships and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is based on projected cash flows on an undiscounted basis.

Investments in Cooperatives:
Investments in cooperatives are recorded using the cost method as the Company does not have the ability to exercise significant influence over the financial and operating policies of the investees. The investments were originally purchased pursuant to the terms of loan agreements with Rural Telephone Finance Cooperative and CoBank, ACB (Note 7). Changes in the investment balances are due to the receipt of additional shares of stock of the investees from noncash patronage refunds net of the redemption of certain shares held by the Company.

Revenue Recognition:
Subscriber service revenue consists of the base monthly service fee and airtime charges to our customers. Base monthly service fees are billed one month in advance and are recognized in the month earned. Roamer service revenue includes charges to other wireless providers' customers who use the Company's network. Airtime and roamer revenues are recognized when the service is provided. Billings in advance of the delivery of service are recorded as deferred revenue. The Company recognizes equipment revenue when the equipment is delivered to customers.

Income Taxes:
No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

Advertising:
Advertising costs are expensed as incurred. Total advertising expenses were $4,584,877, $3,310,758 and $3,317,280 for the years ended December 31, 2004,
2003 and 2002, respectively.

Unit-Based Compensation:
The Company accounts for unit-based compensation using the intrinsic value method. Accordingly, compensation cost for unit options granted to employees is measured as the excess, if any, of the fair value of the unit at the date of grant over the amount an employee must pay to acquire the units. Such compensation costs are amortized over the underlying option's vesting term. No such compensation expense was recognized in the financial statements for the years ended December 31, 2004, 2003 and 2002.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------

If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

                                                    2004             2003            2002
                                              ------------     ------------     ------------

Net income                                    $ 35,215,044     $ 26,695,403     $ 28,113,520
Deduct: Total unit-based employee
  compensation expense determined
  under fair value based method for
  all awards                                      (143,395)        (199,789)        (337,615)
                                              ------------     ------------     ------------
Operating income from continuing operations   $ 35,071,649     $ 26,495,614     $ 27,775,905
                                              ============     ============     ============


For purposes of the pro forma disclosures above, the weighted average fair value per unit option granted in 2004, 2003 and 2002 was $19.48, $10.67 and $66.12,
respectively. The fair value for each option was estimated at the date of grant using the minimum value method with the following weighted average assumptions:

                                     2004              2003              2002
                                  --------           --------          --------

Dividend yield                       3.36%              3.46%             2.33%
Risk free interest rate              4.50%              4.07%             5.20%
Expected lives                    10 years           10 years          10 years


Reclassifications:
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications did not change the Company's previously reported members' equity, net income or net cash flows.

3.       FCC Licenses, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company ceased amortizing FCC licenses, which provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the FCC licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; but the renewals have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of these licenses. As a result, FCC licenses are treated as indefinite-lived intangible assets and are not amortized, but rather are tested annually for impairment. The Company evaluates the useful life determination for FCC licenses each reporting period in order to determine whether events and circumstances continue to support an indefinite life.

The Company completed the annual impairment assessments of its FCC licenses and goodwill on December 31, 2004 and 2003, and determined that there were no impairments.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated the excess purchase price over the fair value of the net assets acquired, including identifiable intangible assets, to goodwill. As a result of this acquisition, $9,426,669 of goodwill was recorded.

Indefinite-lived intangible assets consist of the following at December 31:

                                                        2004             2003

FCC Licenses                                     $ 222,260,912    $ 222,015,830
Less: Accumulated amortization                      (9,913,398)      (9,922,264)
                                                 -------------    -------------
                                                 $ 212,347,514    $ 212,093,566
                                                 =============    =============

The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2004, are as follows:
                                                    Goodwill      FCC Licenses

Balances as of December 31, 2002                 $           -      194,612,163
Assets acquired or finally allocated
  during the year                                    9,426,669       17,481,403
                                                 -------------    -------------
Balances as of December 31, 2003                     9,426,669      212,093,566
Assets acquired or finally allocated
  during the year                                       18,321          395,363
FCC License sold or disposed of during the year              -         (141,415)
                                                 -------------    -------------
Balances as of December 31, 2004                 $   9,444,990    $ 212,347,514
                                                 =============    =============


Definite-lived intangible assets consist of the following at December 31:

                                                       2004              2003

Customer relationships                           $   9,686,882    $   8,888,056
Less: Accumulated amortization                      (1,980,136)        (267,278)
                                                 -------------    -------------
                                                 $   7,706,746    $   8,620,778
                                                 =============    ==============


Amortization expense related to definite-lived intangible assets was $1,712,858, $267,278 and $0 in 2004, 2003 and 2002, respectively.

Estimated amortization expense of definite-lived intangible assets for the next five years is as follows:

       2005                                      $   1,947,949
       2006                                          1,650,464
       2007                                          1,450,000
       2008                                          1,450,000
       2009                                          1,208,333

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


Select Account Information

4.      Property, Cellular Plant and Equipment

                                                        2004             2003

Land                                             $   6,343,474    $   5,736,838
Plant in service                                   224,173,596      189,462,369
Plant under construction                             9,563,128       10,378,016
                                                 -------------    -------------
                                                   240,080,198      205,577,223
Less: Accumulated depreciation and amortization   (112,244,632)     (84,490,984)
                                                 -------------    -------------
                                                 $ 127,835,566    $ 121,086,239
                                                 =============    =============

The Company capitalized interest in the amount of $532,961, $385,157 and $443,911 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, accounts payable included $1,014,661 and $612,404, respectively, related to the purchase of property, cellular, plant and equipment. Property, cellular plant and equipment at December 31, 2004, includes plant in service under lease with a cost basis of $4,630,679 and accumulated amortization of $919,284. Property, cellular plant and equipment at December 31, 2003, includes plant in service under lease with a cost basis of $3,244,433 and accumulated amortization of $118,251.

Other Accrued Expenses
                                                        2004             2003

Accrued commissions, wages and benefits          $   6,508,103    $   5,079,768
Property and pass-through taxes payable              1,742,375        1,568,086
Interest payable                                     1,581,410        1,457,167
Other accrued expenses                               7,016,410        5,395,866
                                                 -------------    -------------
                                                 $  16,848,298    $  13,500,887
                                                 =============    =============



5.       Acquisition

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

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------

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
                                                                  =============


6.       Members' Capital

Members' capital includes capital contributions made by the members and the accumulated income resulting from operations less distributions. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the "Agreement"). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

Under the Agreement certain restrictions exist that dictate the specific terms of any transfer or sale of units. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------

The Agreement also contains the right of co-sale under which no member may transfer its units to an acquiring person, as defined in the Agreement, who after such transfer would be an acquiring person without assuring that each of the other members may participate in the transfer of units under the same terms and conditions. The right of co-sale would terminate in the event the Company completes a sale of securities pursuant to a securities act and if the Company's market capitalization would exceed $200,000,000.

Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person. Distributions to members of $9,167,110, $9,491,691 and $8,343,869 were declared and paid during 2004, 2003 and 2002, respectively.

7.       Debt

       Debt consists of the following:

                                                      Rate at                         Balance at
                                                    December 31                       December 31
                                                ---------------------     ---------------------------------
                                    Maturity      2004        2003               2004               2003

RTFC note, variable rate             5/12/09     6.15%       4.40%        $   7,127,106      $   8,469,711
RTFC note, variable rate             4/30/09     6.15%       4.40%           14,916,540         17,726,490
RTFC note, variable rate             7/29/08     6.15%       4.40%            4,083,636          5,012,518
RTFC note, variable rate             7/28/08     6.15%       4.40%            3,736,044          4,585,861
RTFC note, variable rate             3/2/10      6.15%       4.40%           62,165,934         71,511,346
RTFC note, variable rate             2/3/15      6.15%       4.40%            6,726,973          7,152,796
CoBank note, variable rate           6/30/09     5.375%      4.75%           55,000,000         55,000,000
CoBank note, variable rate           6/30/09     5.50%       4.75%            4,000,000         13,297,657
Farm Credit Leasing                 10/16/06     3.82%       3.82%            1,332,160          1,969,350
Farm Credit Leasing                  12/1/08     4.00%       4.00%              861,671          1,115,920
Farm Credit Leasing                 12/21/09     4.98%         -              1,386,246                  -
                                                                          -------------      -------------
                                                                          $ 161,336,310      $ 185,841,649
Less:  Current maturities                                                   (22,590,500)       (16,361,168)
                                                                          -------------      -------------
                                                                          $ 138,745,810      $ 169,480,481
                                                                          =============      =============


The Company has entered into various agreements (the "Agreements") with the Rural Telephone Finance Cooperative ("RTFC"). In 2000, the Company entered into an agreement to fund the acquisitions of certain Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The principal and interest on the variable and fixed rate notes are payable in quarterly installments. The Agreements provide the Company the option to fix the interest rate on borrowings (or portions thereof) through the maturity date. The variable rate is based on RTFC's cost of capital and is adjusted monthly.

The RTFC agreements contain restrictions on, among other things, the payment of dividends, except related to the members for income tax purposes, maintaining an interest in RTFC by the Company, and redemptions of equity. In addition, the agreements contain financial covenants requiring the Company, among other things, to satisfy covenant ratios related to the levels of outstanding long-term debt, net worth and debt service coverage. Substantially all assets of the Company are pledged as collateral under the Agreement.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


On October 22, 2001, the Company entered into an agreement with CoBank, ACB ("CoBank") to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, amended the interest rate pricing, and extended the expiration date to October 20, 2003. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 and a $20,000,000 revolving loan ("Revolver B") each with interest at LIBOR plus a variable margin of 3.0% to 3.5% or prime plus a variable margin of 2.0% to 2.5%, and a $5,000,000 cash management revolving loan ("Revolver A") with interest at prime plus 0.75%. The total facility matures on June 30, 2009. The term facility has scheduled principal payments beginning the first quarter of 2005. Revolver B has mandatory commitment reductions beginning in the first quarter of 2007.

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

On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. The Company entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. On December 21, 2004, the Company entered into a third lease under the agreement for the lease of network equipment. The cost of the equipment was $1,386,246. The lease provides for monthly payments of $21,960 for 60 months. All three of these leases have been recorded as capital leases and therefore the assets subject to the lease have been capitalized and the present value of the lease obligation has been recorded as debt.

Maturities of debt are as follows:

       2005                                      $  22,590,500
       2006                                         26,676,010
       2007                                         34,560,401
       2008                                         42,312,090
       2009                                         27,595,382
       Thereafter                                    7,601,927
                                                 -------------
                                                 $ 161,336,310
                                                 =============

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


8.       Operating Lease Commitments

Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2004, are as follows:

       2005                                      $   1,432,482
       2006                                          1,198,900
       2007                                            893,825
       2008                                            555,056
       2009                                            306,781
       Thereafter                                    1,180,639
                                                 -------------
                                                 $   5,567,683
                                                 =============

Rental expense under operating leases was $3,452,526, $2,079,076 and $1,645,524 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.       Employee Benefits

The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the "401(k) Plan") for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $614,909, $493,124 and $473,644 for the years ended December 31, 2004, 2003 and
2002, respectively. Employer matching contributions vest over one year. Profit sharing contribution expenses were $788,605, $597,716 and $544,981 for the years ended December 31, 2004, 2003 and 2002, respectively. Profit sharing contributions are 100% vested after five years of employment.

Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the "Plan") for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members' equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, no additional Class B appreciation rights will be granted, and additional Class A appreciation rights will be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. The Company recognized $1,618,494, $1,359,360 and $1,287,172 in compensation expense related to the Plan for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued compensation related to the Plan was $3,183,430 and $2,344,943 at December 31, 2004 and 2003,
respectively.

Midwest Wireless Holdings L.L.C.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
--------------------------------------------------------------------------------


10.      Option Plan

During 2000, the Company's Board of Managers and Members adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan (the "Option Plan"), as amended. Under the Option Plan, options to purchase up to 46,742 of the Company's membership units may be granted to employees with terms and vesting periods determined by the Company's Board of Managers at the date of grant. The exercise price is equal to the fair value of the units at the time the option is granted as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they are granted.

                                                          Options Outstanding
                                                         ---------------------
                                                                     Weighted
                                         Available                    Average
                                             for           Number    Price Per
                                            Grant        of Units      Unit

Balances at December 31, 2001              37,940          8,802      $309.37
Granted                                    (4,809)         4,809      $344.00
                                          -------        -------
Balances at December 31, 2002              33,131         13,611      $321.60
Granted                                    (2,788)         2,788      $263.84
                                          -------        -------
Balances at December 31, 2003              30,343         16,399      $311.78
Granted                                    (3,345)         3,345      $260.87
Cancelled                                     200           (200)     $331.16
                                          -------        -------
Balances at December 31, 2004              27,198         19,544      $302.87
                                          =======        =======


       The following table summarizes information about unit options outstanding and exercisable at December 31, 2004:

                       Options Outstanding                   Options Exercisable
                ----------------------------------          --------------------
                          Weighted
                           Average        Weighted                      Weighted
                          Remaining        Average                       Average
 Exercise                Contractual      Exercise                      Exercise
  Prices        Number       Life           Price            Number       Price

 $260.87         3,345       9.33          $260.87                -        -
 $263.84         2,788       8.01          $263.84                -        -
 $299.06         4,092       5.59          $299.06            4,092     $299.06
 $318.32         4,285       6.01          $318.32            4,285     $318.32
 $318.32           325       6.65          $318.32              325     $318.32
 $344.00         4,709       7.01          $344.00            4,709     $344.00
               -------                                      -------
                19,544                                       13,411
               =======                                      =======

                        HECTOR COMMUNICATIONS CORPORATION
                                    EXHIBITS

                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2004

Regulation S-K                              Location in Consecutive Numbering
Exhibit Table                               System as Filed With the
 Reference       Title of Document          Securities and Exchange Commission
-------------------------------------------------------------------------------
    3.1    Articles of Incorporation,      Filed as Exhibit 3.1 to the Form 10
           as amended                      of the Company, File No. 0-18587
                                           (the "Form 10") and incorporated
                                           hereby by reference
    3.2    Bylaws, as amended              Filed as Exhibit 3.2 to the Form 10
                                           of the Company and incorporated
                                           hereby by reference.
   10.1    1990 Stock Plan                 Filed as Exhibit 10.1 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.2    2003 Employee Stock Purchase    Filed as Exhibit 4.2 to Form S-8 of
           Plan                            the Company dated Februart 24, 2004
                                           and incorporated herein by reference.
   10.3    Employee Stock Ownership Plan   Filed as Exhibit 10.3 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.4    Employee Savings Plan and Trust Filed as Exhibit 10.4 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.5    Distribution Agreement          Filed as Exhibit 10.5 to the Form 10
                                           of the Company and incorporated
                                           herein by reference.
   10.7    Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                           Form 10-K and incorporated herein
                                           by reference.
   10.8 Form of Rights Agreement dated Filed as Exhibit 1 to the Company's as of July 27, 1999 between the Form 8-A on August 9, 1999 and
           Company and Norwest Bank,       incorporated herein by reference.
           Minnesota, National Association
   10.9    1999 Stock Plan                 Filed by the Company on Form S-8 on
                                           December 3, 1999 and incorporated
                                           herein by reference.
   11      Calculation of Earnings         Filed herewith.
           Per Share
   21      Subsidiaries of the Registrant  Filed herewith.
   23.1    Consent of Independent          Filed herewith.
           Registered Public Accounting
           Firm
   23.2    Consent of Independent          Filed herewith.
           Accountants
   24      Power of Attorney               Filed herewith.
   31.a    Certification of the Chief      Filed herewith.
           Executive Officer pursuant to
           Section 302 of the Sarbanes-
           Oxley Act of 2002
   31.b    Certification of the Chief      Filed herewith.
           Financial Officer pursuant to
           Section 302 of the Sarbanes-
           Oxley Act of 2002
   32      Certification under 18 U.S.C.   Filed herewith.
           ss. 1350

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to HCC's Assistant Secretary at the executive offices of the Company.