Form 10-Q
period 2005-03-31
HECTOR COMMUNICATIONS CORP
filed 2005-05-11
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at April 30, 2005
Common Stock, par value $.01 per share	American Stock Exchange	3,767,511

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31 2005	December 31 2004
Assets:
Current assets:
Cash and cash equivalents	$21,575,280	$19,980,506
Construction fund	5,425,342	3,944,684
Accounts receivable, net	2,205,785	3,017,569
Materials, supplies and inventories	812,136	820,081
Other current assets	144,085	250,276
Total current assets	30,162,628	28,013,116

Property, plant and equipment	101,052,447	100,921,511
less accumulated depreciation	(62,499,398)	(60,881,018)
Net property, plant and equipment	38,553,049	40,040,493

Other assets:
Excess of cost over net assets acquired	30,921,094	30,921,094
Investment in Midwest Wireless Holdings, LLC	15,990,252	15,380,543
Investment in other unconsolidated affiliates	3,264,818	3,304,726
Other investments	7,581,441	6,880,549
Other assets	371,724	382,322
Total other assets	58,129,329	56,869,234
Total Assets	$126,845,006	$124,922,843

Liabilities and Stockholders’ Equity:

Current liabilities:
Notes payable and current portion of long-term debt	$6,652,000	$6,352,000
Accounts payable	1,835,557	2,072,722
Accrued expenses	1,994,566	1,936,188
Income taxes payable	850,323	51,701
Total current liabilities	11,332,446	10,412,611

Long-term debt, less current portion	53,842,643	54,084,480
Deferred investment tax credits	3,117	3,340
Deferred income taxes	5,455,303	5,460,554
Deferred compensation	746,200	749,128

Stockholders’ Equity	55,465,297	54,212,730
Total Liabilities and Stockholders’ Equity	$126,845,006	$124,922,843

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31
	2005	2004
Revenues:
Local network	$1,427,164	$1,492,851
Network access	3,718,411	4,013,613
Nonregulated services:
Video services	782,943	818,253
Internet services	903,664	741,148
Other nonregulated services	816,815	879,788
Total revenues	7,648,997	7,945,653

Costs and expenses:
Plant operations, excluding depreciation	1,111,912	1,054,215
Customer operations	463,483	351,018
General and administrative	842,659	1,159,049
Depreciation and amortization	1,915,635	2,008,269
Other operating expenses:
Operating taxes	124,886	102,490
Video service expenses	756,726	678,536
Internet expenses	281,277	236,880
Other	339,108	374,003
Total costs and expenses	5,835,686	5,964,460

Operating income	1,813,311	1,981,193

Other income and (expenses):
Interest expense	(730,172)	(771,469)
Interest and dividend income	184,781	53,526
Income from investment in Midwest Wireless Holdings, LLC	1,070,343	682,129
Income (loss) from investments in other unconsolidated affiliates	(2,201)	45,186
Other income (expense), net	522,751	9,372

Income before income taxes	2,336,062	1,990,565

Income tax expense	950,000	797,000

Net income	$1,386,062	$1,193,565

Basic net income per share	$.37	$.34
Diluted net income per share	$.34	$.31
Dividends per share	$.05	$—

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Shares	Amount
Preferred Stock
Balance at December 31, 2004	157,800	$157,800
Conversion of preferred stock to common	(1,200)	(1,200)
Balance at March 31, 2005	156,600	156,600

Common Stock
Balance at December 31, 2004	3,723,390	37,234
Issuance of common stock under Employee Stock Option Plan	18,857	188
Conversion of preferred stock to common	1,200	12
Balance at March 31, 2005	3,743,447	37,434

Additional Paid in Capital
Balance at December 31, 2004		15,621,048
Issuance of common stock under Employee Stock Option Plan		68,863
Conversion of preferred stock to common		1,188
Balance at March 31, 2005		15,691,099

Retained Earnings
Balance at December 31, 2004		38,359,117
Net income		1,386,062
Dividends declared		(194,666)
Balance at March 31, 2005		39,550,513

Accumulated Comprehensive Income
Balance at December 31, 2004		37,531
Unrealized holding gains (losses) on marketable securities		(13,133)
Income tax benefit (expense) related to unrealized holding gains (losses) on marketable securities		5,253
Balance at March 31, 2005		29,651

Total Stockholders’ Equity		$55,465,297

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,386,062	$1,193,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,920,040	2,012,673
Income from Midwest Wireless Holdings LLC	(1,070,343)	(682,129)
Loss (income) from other unconsolidated affiliates	2,199	(45,186)
Cash distributions from Midwest Wireless Holdings LLC	460,634	196,817
Cash distributions from other unconsolidated affiliates	37,707	24,000
Noncash investment income	(20,781)
Changes in assets and liabilities:
Accounts receivable	811,784	729,703
Materials, supplies and inventories	7,945	(20,191)
Other current assets	106,191	168,224
Accounts payable	(237,165)	35,275
Accrued expenses	58,378	318,671
Income taxes payable	798,622	(416,541)
Deferred investment tax credits	(223)	(3,515)
Deferred compensation	(2,928)	4,970
Net cash provided by operating activities	4,258,122	3,516,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(421,996)	(703,209)
Decrease (increase) in construction fund	(1,480,658)	(2,030,107)
Purchases of other investments	(756,989)	(5,429)
Proceeds from other investments	63,745	215,692
Decrease in other assets		1,645
Net cash used in investing activities	(2,595,898)	(2,521,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,710,955)	(1,587,057)
Proceeds from issuance of notes payable and long-term debt	1,769,118	2,033,907
Issuance of common stock	69,051	747,178
Cash dividends	(194,666)
Net cash provided by (used in) financing activities	(67,452)	1,194,028

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,594,772	2,188,956

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,980,506	16,581,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,575,278	$18,770,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$776,000	$894,585
Income taxes paid	151,601	1,217,056

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements include the accounts of Hector Communications Corporation (“HCC” or “Company”) and its subsidiaries.  All material intercompany transactions and accounts have been eliminated. Accounting practices prescribed by regulatory authorities have been considered in the preparation of the financial statements and formulation of accounting policies for telephone subsidiaries.  These policies conform to generally accepted accounting principles as applied to regulated public utilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).

The balance sheet and statement of stockholders’ equity as of March 31, 2005 and the statements of income, comprehensive income and cash flows for the periods ended March 31, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 Annual Report to Shareholders.  The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

Income taxes have been calculated in proportion to the earnings and tax credits generated by operations. The Company’s effective income tax rate is higher than the U.S. rate due to the effect of state income taxes. Certain other amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and unrealized gains and losses on investments in marketable securities, net of deferred taxes.  Comprehensive income for the three months ended March 31, 2005 and 2005 was $1,378,182 and $1,206,298, respectively.

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

	Three Months Ended March 31
	2005	2004
Net income as reported	$1,386,062	$1,193,565
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(186,770)	(104,902)
Pro forma net income	$1,199,292	$1,088,663

Basic net income per share:
As reported	$.37	$.34
Pro forma	$.34	$.31
Diluted net income per share:
As reported	$.32	$.31
Pro forma	$.30	$.28

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

The carrying value of HCC’s goodwill was $30,921,000 at March 31, 2005 and December 31, 2004; $29,586,000 of goodwill is related to the Company’s telephone operations and $1,335,000 of goodwill is related to other operations.

Changes in the Company’s intangible and other assets are as follows:

	Intangible Assets	Other Assets	Consolidated
Balance December 31, 2004	$221,930	$160,392	$382,322
Amortization	(10,598)		(10,598)
Balance March 31, 2005	$211,332	$160,392	$371,724

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 412,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin.  HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC accounts for its investment in Midwest Wireless using the equity method.  Income from this investment included in continuing operations was $1,070,000 and $682,000 in the three-month periods ended March 31, 2005 and 2004, respectively. Cash distributions received by continuing operations from Midwest Wireless were $461,000 and $197,000 in the same respective periods.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31
	2005	2004
Revenues	$58,511,332	$48,427,000
Operating income	16,506,888	8,368,935
Net income	13,379,292	8,526,617

SEGMENT INFORMATION

The Company operates in two business segments.  The majority of the Company’s operations consist of providing basic telephone services (often referred to as “plain old telephone service” or “POTS”) to residential and business customers within its service territories.  POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers.  POTS revenues are subject to regulation by a number of state and federal government agencies.

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

Segment information is as follows:

	POTS	Other Services	Total
Three Months Ended March 31, 2005
Revenues	$5,145,575	$2,503,422	$7,648,997
Costs and expenses	3,920,301	1,915,385	5,835,686
Operating income	1,225,274	588,037	1,813,311
Depreciation and amortization	$1,513,319	$402,316	$1,915,635
Total assets	$95,819,344	$31,025,662	$126,845,006
Capital expenditures	$308,599	$113,397	$421,996

	POTS	Other Services	Total
Three Months Ended March 31, 2004
Revenues	$5,506,464	$2,439,189	$7,945,653
Costs and expenses	3,969,507	1,994,953	5,964,460
Operating income	1,536,957	444,236	1,981,193
Depreciation and amortization	$1,542,104	$466,165	$2,008,269
Total assets	$94,399,899	$31,007,129	$125,407,028
Capital expenditures	$601,040	$102,169	$703,209

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

At March 31, 2005 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 29,369 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides cable television service to 7,869 subscribers in Minnesota.

While growth from the Company’s investment in Midwest Wireless has softened the impact of declining access revenues on net income in the past several quarters, the Company expects its core business, wireline telephone service in rural communities, to continue to face significant challenges.  In addition to the loss of access revenue due to the impact of the dramatic growth in wireless telephony, these challenges include the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications. The management and Board of Directors of the Company continue to assess all strategic options and are in the process of hiring an investment banking firm to assist in this effort.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues decreased 4% to $7,649,000 in 2005 from $7,946,000 in 2004. The revenue breakdown was as follows:

	Three Months Ended March 31
	2005	2004
Plain old telephone service (“POTS”):
Local network	$1,427,164	$1,492,851
Network access revenues:
Long distance providers (including NECA)	3,255,823	3,526,926
Universal service fund support	462,588	486,687
Total network access revenues	3,718,411	4,013,613
Total POTS revenues	5,145,575	5,506,464
Other services:
Video services	782,943	818,253
Internet services	903,664	741,148
Other nonregulated services:
Fiber leases	162,621	197,083
Cellular sales commissions	82,454	124,298
Directory revenues	132,932	119,671
Retail sales	85,112	112,065
Long distance resale	107,759	96,558
Customer equipment installation and repair	87,101	90,224
All other revenues	158,836	139,889
Total nonregulated services revenue	816,815	879,788
Total other service revenues	2,503,422	2,439,189
Total revenue	$7,648,997	$7,945,653

Total POTS revenues decreased $361,000 or 7%.  Local network revenues decreased $66,000 or 4%.  The decrease was due to decreases in access lines purchased by customers and local service rate reductions in the Company’s Hager WI telephone exchanges. The Company agreed to reduce its R1 and B1 rates by $3.10 per month, and make certain other rates reductions, in those exchanges following a rate of return review by the Wisconsin Public Service Commission. Access lines served were 29,369 at March 31, 2005, a decrease of 1% from March 2004.  The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Total network access revenues decreased $295,000 or 7%.  The revenue decrease was primarily due to lower network access revenues from long distance providers. Access revenues from wireless communications providers were also lower due to the impact of new interconnection agreements that have been negotiated between the Company and selected wireless carriers. Universal service support funding decreased $24,000 or 5%.  Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services increased $64,000 or 3%.  Revenues from video (cable television) services declined $35,000 or 4%. Video service revenues in 2005 were reduced by the sale of the Hudson Township WI system in June 2004.  Revenues from internet services increased $163,000 or 22%, due to a 42% increase in the number of DSL customers. At March 31, 2005 the Company had 4,240 digital subscriber line (“DSL”) customers and 6,504 dial-up internet customers, compared to 2,991 DSL customers and 7,399 dial-up customers in March 2004. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications,

Inc. in the Company’s Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $63,000 or 7%.  The revenue decline was due to lower cellular commissions, lower retail sales and lower revenues from leases of fiber optic facilities.

Operating costs and expenses decreased 2% to $5,836,000 in 2005 from $5,964,000 in 2004.  The breakdown of costs and expenses was as follows:

	Three Months Ended March 31
	2005	2004
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$1,111,326	$1,054,215
Customer operations	415,734	313,575
General and administrative	755,036	957,123
Depreciation and amortization	1,513,319	1,542,104
Operating taxes	124,886	102,490
Total POTS costs and expenses	3,920,301	3,969,507
Other services:
Plant operations	586
Customer operations	47,749	37,443
General and administrative	87,623	201,926
Depreciation and amortization	402,316	466,165
Other costs and expenses:
Video service expenses	756,726	678,536
Internet expenses	281,277	236,880
Other	339,108	374,003
Total other service costs and expenses	1,915,385	1,994,953
Total costs and expenses	$5,835,686	$5,964,460

Total POTS costs and expenses decreased $49,000 or 1%.  Plant operations expenses increased $57,000 or 5% due to increased labor and overhead costs. Customer operations expenses increased $102,000 or 33% due to increased marketing expenses and increased labor and overhead costs. General and administrative expenses decreased $202,000 or 21% due to lower information management costs, lower executive expenses and lower administration costs. Operating income in 2005 from POTS was $1,225,000, a decrease of 20% from $1,537,000 in 2004.

Total costs and expenses for other services decreased $80,000 or 4%. Video service expenses increased $78,000 as expense reductions due to sales of cable television systems in 2004 were offset by higher fee payments to programming providers.  Internet expenses increased $44,000 or 19%. General and administrative expenses decreased $114,000 from 2004 due to the 2004 sale of the Company’s engineering business.  Depreciation and amortization expenses decreased $64,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2004 and due to the sale of the Hudson WI cable system. Operating income in 2005 from other services was $588,000, an increase of 32% from $444,000 in 2004. Total operating income decreased 8% to $1,813,000.

Interest expenses for 2005 decreased $40,000 reflecting principal payments made in 2004 and 2005 which reduced the amount of long-term debt outstanding. Interest and dividend income increased $131,000 due to higher interest rates earned on invested cash balances. Income from the Company’s investment in Midwest Wireless Holdings, LLC was $1,070,000 in 2005 an increase of 57% from $682,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.  At March 31, 2005 Midwest Wireless had 412,322 wireless customers, a 13% increase from 2004.

Income before income taxes increased 17% to $2,336,000.  Income tax expense increased to $950,000 in 2005 from $797,000 in 2004. The Company had net income of $1,386,000 in 2005 compared to $1,194,000 in 2004.

Liquidity and Capital Resources

Cash flows from operating activities for the three-month periods were $4,258,000 and $3,516,000 in 2005 and 2004, respectively.  At March 31, 2005, the Company’s cash and cash equivalents totaled $21,575,000 compared to $19,981,000 at December 31, 2004.  Working capital at March 31, 2005 was $18,830,000 compared to $17,601,000 at December 31, 2004.  The current ratio was 2.7 to 1 at March 31, 2005.

Plant additions in the 2005 and 2004 periods were $422,000 and $703,000, respectively. Plant additions in the 2005 period went primarily to upgrade the Company’s central offices. Plant additions for 2005 are expected to total $7,037,000.  These plant additions will upgrade the Company’s telephone equipment to allow local number portability and other advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.

In addition to cashflow from operations, the Company’s working capital position benefited from debt and equity issuances.  Borrowings from the Rural Utilities Service and Rural Telephone Bank totaled $1,769,000 and $2,034,000 in the respective 2005 and 2004 periods. Loan funds are utilized to finance plant additions. At March 31, 2005, construction funds on hand totaled $5,425,000. The Company received $69,000 and $747,000 during the respective 2005 and 2004 from employee stock option exercises.

The Company’s long-term debt includes a term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC’s subsidiary companies.  Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 5.8% at March 31, 2005.  Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at March 31, 2005 was $22,688,000.

The Company’s Board of Directors has initiated a policy of paying regular cash dividends. Cash dividends of $.05 per share were paid to shareholders in December 2004 and March, 2005. The Board of Directors has also authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. At March 31, 2005, 215,000 shares could be repurchased under outstanding Board authorizations.

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

New Accounting Principles

In April 2005 the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of regulation S-X which delayed the effective date, for non-accelerated filers, of SFAS No. 123R “Shared-Based Payment”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  Under the new amendment, non-accelerated filers will be required to adopt the provisions of SFAS 123R beginning with the first annual period after June 15, 2005.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6(b).  Reports on Form 8-K.

On March 11, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its fourth quarter 2004 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/Curtis A. Sampson

Date: May 10, 2005

Chief Executive Officer

	By	/s/Charles A. Braun
Date: May 10, 2005		Chief Financial Officer