Form 10-Q
period 2005-06-30
HECTOR COMMUNICATIONS CORP
filed 2005-08-12
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Name of Exchange
Class	On Which Registered	Outstanding at July 31, 2005

Common Stock, par value

American Stock Exchange

3,811,898

$.01 per share

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$25,124,324	$19,980,506
Construction fund	1,417,743	3,944,684
Accounts receivable, net	2,327,388	3,017,569
Materials, supplies and inventories	1,245,728	820,081
Other current assets	117,104	250,276
Total current assets	30,232,287	28,013,116

Property, plant and equipment	101,787,830	100,921,511
less accumulated depreciation	(64,256,736)	(60,881,018)
Net property, plant and equipment	37,531,094	40,040,493

Other assets:
Excess of cost over net assets acquired	30,921,094	30,921,094
Investment in Midwest Wireless Holdings, LLC	16,824,819	15,380,543
Investment in other unconsolidated affiliates	3,284,663	3,304,726
Other investments	7,707,289	6,880,549
Other assets	361,569	382,322
Total other assets	59,099,434	56,869,234
Total Assets	$126,862,815	$124,922,843

Liabilities and Stockholders’ Equity:
Current liabilities:
Notes payable and current portion of long-term debt	$6,630,000	$6,352,000
Accounts payable	1,859,362	2,072,722
Accrued expenses	2,130,566	1,936,188
Income taxes payable	588,481	51,701
Total current liabilities	11,208,409	10,412,611

Long-term debt, less current portion	52,287,445	54,084,480
Deferred investment tax credits	2,957	3,340
Deferred income taxes	5,664,122	5,460,554
Deferred compensation	743,271	749,128
Stockholders’ Equity	56,956,611	54,212,730
Total Liabilities and Stockholders’ Equity	$126,862,815	$124,922,843

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Local network	$1,596,408	$1,568,145	$3,023,572	$3,060,996
Network access	3,739,453	3,925,157	7,457,864	7,938,770
Nonregulated services:
Video services	790,551	874,779	1,573,494	1,693,032
Internet services	860,326	772,640	1,763,990	1,513,788
Other nonregulated services	871,354	851,285	1,688,169	1,731,073
Total revenues	7,858,092	7,992,006	15,507,089	15,937,659

Costs and expenses:
Plant operations, excluding depreciation	1,240,584	1,148,552	2,352,496	2,204,193
Customer operations	471,723	444,862	935,206	795,880
General and administrative	1,006,532	1,158,375	1,849,191	2,317,424
Depreciation and amortization	1,915,191	2,008,399	3,830,826	4,016,668
Other operating expenses:
Operating taxes	123,833	97,579	248,719	210,387
Video service expenses	812,394	868,485	1,569,120	1,547,021
Internet expenses	208,117	254,192	489,394	491,072
Other	363,499	559,804	702,607	922,063
Total costs and expenses	6,141,873	6,540,248	11,977,559	12,504,708

Operating income	1,716,219	1,451,758	3,529,530	3,432,951

Other income and (expenses):
Interest expense	(745,175)	(716,408)	(1,475,347)	(1,487,877)
Interest and dividend income	202,264	63,006	387,045	116,532
Income from investment in Midwest Wireless Holdings, LLC	1,296,875	626,118	2,367,218	1,308,247
Income from investments in other unconsolidated affiliates	46,630	134,255	44,429	179,441
Gain on sale of cable television systems		28,590		28,590
Other income, net	800,594	135,561	1,323,345	144,933

Income before income taxes	2,516,813	1,587,319	4,852,875	3,577,884

Income tax expense	1,024,000	633,000	1,974,000	1,430,000

Net income	$1,492,813	$954,319	$2,878,875	$2,147,884

Basic net income per share	$.40	$.26	$.77	$.60
Diluted net income per share	$.37	$.24	$.71	$.55
Dividends per share	$.05	$—	$.10	$—

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Shares	Amount
Preferred Stock
Balance at December 31, 2004	157,800	$157,800
Conversion of preferred stock to common	(20,500)	(20,500)
Balance at June 30, 2005	137,300	$137,300

Common Stock
Balance at December 31, 2004	3,723,390	$37,234
Issuance of common stock under Employee Stock Option Plan	45,118	451
Conversion of preferred stock to common	20,500	205
Purchase and retirement of common stock	(342)	(3)
Balance at June 30, 2005	3,788,666	$37,887

Additional Paid in Capital
Balance at December 31, 2004		$15,621,048
Issuance of common stock under Employee Stock Option Plan		257,233
Conversion of preferred stock to common		20,295
Purchase and retirement of common stock		(1,435)
Balance at June 30, 2005		$15,897,141

Retained Earnings
Balance at December 31, 2004		$38,359,117
Net income		2,878,875
Dividends paid		(390,892)
Purchase and retirement of common stock		(6,437)
Balance at June 30, 2005		$40,840,663

Accumulated Comprehensive Income
Balance at December 31, 2004		$37,531
Unrealized holding gains on marketable securities		10,150
Income tax expense related to unrealized holding gains on marketable securities		(4,061)
Balance at June 30, 2005		$43,620

Total Stockholders’ Equity		$56,956,611

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,878,875	$2,147,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,839,634	4,025,476
Income from Midwest Wireless Holdings LLC	(2,367,218)	(1,308,247)
Income from other unconsolidated affiliates	(44,429)	(179,441)
Cash distributions from Midwest Wireless Holdings LLC	922,942	453,934
Cash distributions from other unconsolidated affiliates	64,492	130,610
Noncash investment income	(41,560)
Gain on sale of cable television systems		(28,590)
Changes in assets and liabilities:
Accounts receivable	690,181	627,236
Materials, supplies and inventories	(425,647)	(375,597)
Other current assets	133,172	280,570
Accounts payable	(213,360)	(273,425)
Accrued expenses	194,378	243,937
Income taxes payable	536,780	(1,093,269)
Deferred taxes	199,508
Deferred investment tax credits	(383)	(5,282)
Deferred compensation	(5,857)	9,940
Net cash provided by operating activities	6,361,508	4,655,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,309,482)	(1,571,044)
Change in the RUS construction fund	2,526,941	121,658
Investments in other unconsolidated affiliates		(45,510)
Purchases of other investments	(913,003)	(181,187)
Proceeds from other investments	137,972	345,548
Decrease in other assets		4,927
Proceeds from sale of cable television systems		98,875
Net cash provided by (used in) investing activities	442,428	(1,226,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(3,288,153)	(3,215,740)
Proceeds from issuance of notes payable and long-term debt	1,769,118	2,033,907
Issuance of stock	257,684	831,281
Purchase and retirement of stock	(7,875)
Cash dividends	(390,892)
Net cash used in financing activities	(1,660,118)	(350,552)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,143,818	3,078,451

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,980,506	16,581,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,124,324	$19,659,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,540,578	$1,660,058
Income taxes paid	1,437,603	2,528,551

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

The balance sheet and statement of stockholders’ equity as of June 30, 2005 and the statements of income and statements of cash flows for the periods ended June 30, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2005 and 2004 have been made.

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

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and unrealized gains and losses on investments in marketable securities, net of deferred taxes.  Comprehensive income for the six months ended June 30, 2005 and 2004 was $2,884,964 and $2,147,453, respectively.  Comprehensive income for the three months ended June 30, 2005 and 2004 was $1,506,782 and $941,155, respectively.

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

	Three Months Ended June 30
	2005	2004
Net income as reported	$1,492,813	$954,319
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(330,695)	(253,562)
Pro forma net income	$1,162,118	$700,757

Basic net income per share:
As reported	$.40	$.26
Pro forma	$.31	$.19
Diluted net income per share:
As reported	$.37	$.24
Pro forma	$.29	$.18

	Six Months Ended June 30
	2005	2004
Net income as reported	$2,878,875	$2,147,884
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(517,465)	(358,464)
Pro forma net income	$2,361,410	$1,789,420

Basic net income per share:
As reported	$.77	$.60
Pro forma	$.63	$.50
Diluted net income per share:
As reported	$.71	$.55
Pro forma	$.58	$.46

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

The Company performed its most recent annual impairment test of goodwill during the third quarter of 2004.  The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded.

The carrying value of HCC’s goodwill was $30,921,000 at June 30, 2005 and December 31, 2004; $29,586,000 of goodwill is related to the Company’s telephone operations and $1,335,000 of goodwill is related to other operations.

Changes in the Company’s intangible and other assets are as follows:

	Intangible	Other
	Assets	Assets	Consolidated
Balance December 31, 2004	$221,930	$160,392	$382,322
Amortization	(20,753)		(20,753)
Balance June 30, 2005	$201,177	$160,392	$361,569

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 415,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin.  HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC accounts for its investment in Midwest Wireless using the equity method.  Income from this investment was $2,367,000 and $1,308,000 in the six-month periods ended June 30, 2005 and 2004, respectively. Cash distributions received from Midwest Wireless were $923,000 and $454,000 in the same respective periods.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues	$62,923,710	$51,914,128	$121,435,042	$100,341,128
Operating income	20,298,698	10,846,430	36,805,586	19,233,366
Net income	16,210,931	7,826,472	29,590,224	16,353,089

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

Segment information is as follows:

	POTS	Other Services	Total
Three Months Ended June 30, 2005
Revenues	$5,335,861	$2,522,231	$7,858,092
Costs and expenses	4,177,004	1,964,869	6,141,873
Operating income	$1,158,857	$557,362	$1,716,219
Depreciation and amortization	$1,513,321	$401,870	$1,915,191
Capital expenditures	$565,571	$321,915	$887,486

	POTS	Other Services	Total
Three Months Ended June 30, 2004
Revenues	$5,493,302	$2,498,704	$7,992,006
Costs and expenses	4,137,231	2,403,017	6,540,248
Operating income	$1,356,071	$95,687	$1,451,758
Depreciation and amortization	$1,542,105	$466,294	$2,008,399
Capital expenditures	$784,926	$82,909	$867,835

	POTS	Other Services	Total
Six Months Ended June 30, 2005
Revenues	$10,481,436	$5,025,653	$15,507,089
Costs and expenses	8,097,305	3,880,254	11,977,559
Operating income	$2,384,131	$1,145,399	$3,529,530
Depreciation and amortization	$3,026,640	$804,186	$3,830,826
Total assets	$94,931,391	$31,931,424	$126,862,815
Capital expenditures	$874,170	$435,312	$1,309,482

	POTS	Other Services	Total
Six Months Ended June 30, 2004
Revenues	$10,999,766	$4,937,893	$15,937,659
Costs and expenses	8,106,738	4,397,970	12,504,708
Operating income	$2,893,028	$539,923	$3,432,951
Depreciation and amortization	$3,084,209	$932,459	$4,016,668
Total assets	$90,409,628	$33,842,129	$124,251,757
Capital expenditures	$1,385,966	$185,078	$1,571,044

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hector Communications Corporation (“HCC” or “Company”) is a telecommunications holding company which, through its subsidiaries, primarily provides local telephone, broadband (video and high speed internet) cable television and dial-up internet services. The Company also invests in other companies providing wireless telephone and other telecommunications related services, including an 8% ownership in Midwest Wireless Holdings LLC.

At June 30, 2005 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 29,317 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides video services to 7,836 subscribers, provides high speed internet service to 4,607 customers and has 6,566 dial-up internet customers.

While growth from the Company’s investment in Midwest Wireless has softened the impact of declining access revenues on net income in the past several quarters, the Company expects its core business, wireline telephone service in rural communities, to continue to face significant challenges.  In addition to the loss of access revenue due to the impact of the dramatic growth in wireless telephony, these challenges include the emergence of Voice over Internet Protocol (VoIP) and possible changes to the level of regulatory support for rural telecommunications. The management and Board of Directors of the Company continue to assess all strategic options and have retained the investment-banking firm of Legg Mason Wood Walker, Inc. to assist in this effort.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues decreased 3% to $15,507,000 in 2005 from $15,938,000 in 2004. The revenue breakdown was as follows:

	Six Months Ended June 30
	2005	2004
Plain old telephone service (“POTS”):
Local network	$3,023,572	$3,060,996
Network access revenues:
Long distance providers (including NECA)	6,565,889	6,992,341
Universal service fund support	891,975	946,429
Total network access revenues	7,457,864	7,938,770
Total POTS revenues	10,481,436	10,999,766
Other services:
Video services	1,573,494	1,693,032
Internet services	1,763,990	1,513,788
Other nonregulated services:
Fiber leases	343,937	382,229
Cellular sales commissions	182,388	195,407
Directory revenues	277,809	255,133
Retail sales	190,412	226,870
Long distance resale	223,499	182,471
Customer equipment installation and repair	179,330	188,209
All other revenues	290,794	300,754
Total nonregulated services revenue	1,688,169	1,731,073
Total other service revenues	5,025,653	4,937,893
Total revenue	$15,507,089	$15,937,659

Total POTS revenues decreased $518,000 or 5%.  Local network revenues decreased $37,000 or 1%.  The decrease was due to decreases in access lines purchased by customers and local service rate reductions in the Company’s Hager WI telephone exchanges. Access lines served were 29,317 at June 30, 2005, a decrease of 2% from June 2004.  The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Total network access revenues decreased $481,000 or 6%.  The revenue decrease was primarily due to lower network access revenues from long distance providers. Access revenues from wireless communications providers were also lower due to the impact of new interconnection agreements that have been negotiated between the Company and selected wireless carriers. Universal service support funding decreased $54,000 or 6%.  Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services increased $88,000 or 2%.  Revenues from video (cable television) services declined $120,000 or 7%. Video service revenues in 2005 were reduced by the sale of the Hudson Township WI system in June 2004.  Revenues from internet services increased $250,000 or 17%, due to a 38% increase in the number of DSL customers. At June 30, 2005 the Company had 4,607 digital subscriber line (“DSL”) customers and 6,566 dial-up internet customers, compared to 3,347 DSL customers and 7,566 dial-up customers in June 2004. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN and Pine Island MN exchanges. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $43,000 or 2%.  The revenue decline was due to the sale of the Company’s engineering business in 2004, lower cellular commissions, lower retail sales and lower revenues from leases of fiber optic facilities.

Operating costs and expenses decreased 4% to $11,978,000 in 2005 from $12,505,000 in 2004.  The breakdown of costs and expenses was as follows:

	Six Months Ended June 30
	2005	2004
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$2,350,833	$2,202,767
Customer operations	829,051	669,187
General and administrative	1,642,062	1,817,656
Depreciation and amortization	3,026,640	3,084,209
Operating taxes	248,719	200,069
Cellular receivable write-downs		132,850
Total POTS costs and expenses	8,097,305	8,106,738
Other services:
Plant operations	1,663	1,426
Customer operations	106,155	126,693
General and administrative	207,129	499,768
Depreciation and amortization	804,186	932,459
Operating taxes		10,318
Other costs and expenses:
Video service expenses	1,569,120	1,547,021
Internet expenses	489,394	491,072
Other	702,607	789,213
Total other service costs and expenses	3,880,254	4,397,970
Total costs and expenses	$11,977,559	$12,504,708

Total POTS costs and expenses decreased $9,000.  Plant operations expenses increased $148,000 or 7% due to increased labor and overhead costs. Customer operations expenses increased $160,000 or 24% due to increased marketing expenses and increased labor and overhead costs. General and administrative expenses decreased $176,000 or 10% due to lower information management costs, lower executive expenses and lower administration costs. Operating income in 2005 from POTS was $2,384,000, a decrease of 18% from $2,893,000 in 2004.

Total costs and expenses for other services decreased $518,000 or 12%. Video service expenses increased $22,000 or 1% as expense reductions due to sales of cable television systems in 2004 were offset by higher fee payments to programming providers.  Internet expenses decreased $2,000 due to price reductions from suppliers. General and administrative expenses decreased $293,000 from 2004 due to the 2004 sale of the Company’s engineering business.  Depreciation and amortization expenses decreased $128,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2004 and due to the sale of the Hudson WI cable system. Operating income in 2005 from other services was $1,145,000, an increase of 112% from $540,000 in 2004. Total operating income increased 3% to $3,530,000.

Interest expenses for 2005 decreased $13,000 reflecting principal payments made in 2004 and 2005 which reduced the amount of long-term debt outstanding. Interest and dividend income increased $271,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $2,367,000 in 2005 an increase of 81% from $1,308,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.  At June 30, 2005 Midwest Wireless had 415,395 wireless customers, a 10% increase from 2004.

Income before income taxes increased 36% to $4,853,000.  Income tax expense increased to $1,974,000 in 2005 from $1,430,000 in 2004. The Company had net income of $2,879,000 in 2005 compared to $2,148,000 in 2004.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues decreased 2% to $7,858,000 in 2005 from $7,992,000 in 2004. The revenue breakdown was as follows:

	Three Months Ended June 30
	2005	2004
Plain old telephone service (“POTS”):
Local network	$1,596,408	$1,568,145
Network access revenues:
Long distance providers (including NECA)	3,310,066	3,465,415
Universal service fund support	429,387	459,742
Total network access revenues	3,739,453	3,925,157
Total POTS revenues	5,335,861	5,493,302
Other services:
Video services	790,551	874,779
Internet services	860,326	772,640
Other nonregulated services:
Fiber leases	181,316	185,146
Cellular sales commissions	99,934	71,111
Directory revenues	144,877	135,462
Retail sales	105,300	114,805
Long distance resale	115,740	85,913
Customer equipment installation and repair	92,229	97,985
All other revenues	131,958	160,863
Total nonregulated services revenue	871,354	851,285
Total other service revenues	2,522,231	2,498,704
Total revenue	$7,858,092	$7,992,006

Total POTS revenues decreased $157,000 or 3%.  Local network revenues increased $28,000 or 2%.  Network access revenues decreased $186,000 or 5%.  The revenue decrease was primarily due to lower network access revenues from long distance providers. Access revenues from wireless communications providers were also lower due to the impact of new interconnection agreements that have been negotiated between the Company and selected wireless carriers. Universal service support funding decreased $30,000 or 7%.  Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services increased $23,000 or 1%.  Revenues from video (cable television) services declined $84,000 or 10%. Video service revenues in 2005 were reduced by the sale of the Hudson Township WI system in June 2004.  The Company is also losing cable television subscribers to competing satellite services in its smaller cable systems. The Company does not offer broadband services in these systems and cannot economically offer customers the same wide ranging channel line-up offered by the satellite providers.  Revenues from internet services increased $88,000 or 11%, due the increased number of DSL customers. Revenues from other nonregulated services increased $20,000 or 2%.  The revenue increase was due to higher cellular commissions and long distance resale revenues in 2005 compared to the 2004 quarter, which offset the loss of engineering fee revenue from the July 2004 sale of the engineering business.

Operating costs and expenses decreased 6% to $6,142,000 in 2005 from $6,540,000 in 2004.  The breakdown of costs and expenses was as follows:

	Three Months Ended June 30
	2005	2004
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$1,239,507	$1,148,552
Customer operations	413,317	355,612
General and administrative	887,026	860,533
Depreciation and amortization	1,513,321	1,542,105
Operating taxes	123,833	97,579
Cellular receivable write-downs		132,850
Total POTS costs and expenses	4,177,004	4,137,231
Other services:
Plant operations	1,077	1,136
Customer operations	58,406	89,250
General and administrative	119,506	297,842
Depreciation and amortization	401,870	466,294
Other costs and expenses:
Video service expenses	812,394	868,485
Internet expenses	208,117	254,192
Other	363,499	425,818
Total other service costs and expenses	1,964,869	2,403,017
Total costs and expenses	$6,141,873	$6,540,248

Total POTS costs and expenses increased $40,000 or 1%.  Plant operations expenses increased $91,000 or 8% due to increased labor and overhead costs. Customer operations expenses increased $58,000 or 16% due to increased marketing expenses and increased labor and overhead costs. General and administrative expenses increased $26,000 or 3% due to increased labor and overhead costs. Operating income in 2005 from POTS was $1,159,000, a decrease of 15% from $1,356,000 in 2004.

Total costs and expenses for other services decreased $438,000 or 18%. Video service expenses decreased $56,000 due to sales of cable television systems in 2004.  Internet expenses decreased $46,000 due to price reductions from suppliers. General and administrative expenses decreased $178,000 from 2004 due to the 2004 sale of the Company’s engineering business.  Depreciation and amortization expenses decreased $64,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2004 and due to the sale of the Hudson WI cable system. Operating income in 2005 from other services was $557,000 compared to $96,000 in 2004. Total operating income increased 18% to $1,716,000.

Interest expenses for 2005 increased $29,000 as higher interest rates on the non-fixed portion of Company’s CoBank loan offset reductions in the amount of long-term debt outstanding. Interest and dividend income increased $139,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $1,297,000 in 2005 an increase of 107% from $626,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.

Income before income taxes increased 59% to $2,517,000.  Income tax expense increased to $1,024,000 in 2005 from $633,000 in 2004. The Company had net income of $1,493,000 in 2005 compared to $954,000 in 2004.

Liquidity and Capital Resources

Cash flows from operating activities for the six-month periods were $6,362,000 and $4,656,000 in 2005 and 2004, respectively.  At June 30, 2005, the Company’s cash and cash equivalents totaled $25,124,000 compared to $19,981,000 at December 31, 2004.  Working capital at June 30, 2005 was $19,024,000 compared to $17,601,000 at December 31, 2004.  The current ratio was 2.7 to 1 at June 30, 2005.

Plant additions in the 2005 and 2004 periods were $1,309,000 and $1,571,000, respectively. Plant additions in the 2005 period went primarily to upgrade the Company’s central offices. Plant additions for 2005 are expected to total $7,037,000.  These plant additions will upgrade the Company’s telephone equipment to allow local number portability and other advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.

In addition to cashflow from operations, the Company’s working capital position benefited from debt and equity issuances.  Borrowings from the Rural Utilities Service and Rural Telephone Bank totaled $1,769,000 and $2,034,000 in the respective 2005 and 2004 periods. Loan funds are utilized to finance plant additions. During 2005, the Company converted $2,527,000 of its RUS construction fund to cash to pay for capital additions made in prior periods. At June 30, 2005, construction funds remaining on hand totaled $1,418,000. The Company received $258,000 and $831,000 during the respective 2005 and 2004 from employee stock option exercises.

The Company’s long-term debt includes a term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC’s subsidiary companies.  Interest rates on long-term portions of the loan ($7,772,000 at June 30, 2005) are fixed through 2007, while the non-fixed portion ($14,228,000 at June 30, 2005) floats at short-term market rates. The average rate on the total loan was approximately 6.1% at June 30, 2005.  Principal payments are made quarterly and will continue until April 2013.

The Company’s Board of Directors has initiated a policy of paying regular cash dividends. Cash dividends of $.05 per share were paid to shareholders in December 2004, March 2005 and June 2005. The Board of Directors has also authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. 342 shares were purchased and retired in the 2005 period.  At June 30, 2005, 214,700 shares could be repurchased under outstanding Board authorizations.

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

New Accounting Principles

In April 2005 the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of regulation S-X which delayed the effective date, for non-accelerated filers, of SFAS No. 123R “Shared-Based Payment”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  Under the new amendment, non-accelerated filers will be required to adopt the provisions of SFAS 123R beginning with the first annual period after June 15, 2005.  The Company is in the process of assessing the impact SFAS No. 123R will have on its financial statements.

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

Items 1 – 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 24, 2005 in Eden Prairie, MN.  The total number of shares outstanding and entitled to vote at the meeting was 3,742,147 of which 3,592,473 were present either in person or by proxy.  Shareholders re-elected board members Curtis A. Sampson, Steven H. Sjogren and Ronald J. Bach to three-year terms expiring at the 2008 Annual Meeting of Shareholders.

	In Favor	Abstaining
Curtis A. Sampson	3,473,866	118,607
Steven H. Sjogren	3,486,493	105,980
Ronald J. Bach	3,482,666	109,807

Board members continuing in office are Paul A. Hoff, Luella Gross Goldberg and Gerald D. Pint (whose terms expire at the 2006 Annual Meeting of Shareholders) and James O. Ericson, Paul N. Hanson and Wayne E. Sampson (whose terms expire at the 2007 Annual Meeting of Shareholders).

Item 5. Other Information

On August 11, 2005 the Company announced that its Board of Directors has declared a cash dividend of $.08 per share of stock payable to shareholders of record on August 31, 2005.  The dividend will be distributed on September 15, 2005.  The press release announcing the dividend is attached as Exhibit 99 to this Form 10-Q.

Item 6(a).  Exhibits

11	Calculation of Earnings Per Share
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC §1350).
99	Press release dated August 11, 2005

Item 6(b).  Reports on Form 8-K.

On May 4, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its first quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/ Curtis A. Sampson
Date: August 11, 2005		Chief Executive Officer

	By	/s/ Charles A. Braun
Date: August 11, 2005		Chief Financial Officer