Form 10-Q
period 2005-09-30
HECTOR COMMUNICATIONS CORP
filed 2005-11-10
CIK 863437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at October 31, 2005
Common Stock, par value $.01 per share	American Stock Exchange	3,971,327

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
	2005	2004
Assets:

Current assets:
Cash and cash equivalents	$25,238,604	$19,980,506
Construction fund	1,417,743	3,944,684
Accounts receivable, net	2,021,226	3,017,569
Materials, supplies and inventories	1,275,356	820,081
Other current assets	256,760	250,276
Total current assets	30,209,689	28,013,116

Property, plant and equipment	103,174,327	100,921,511
less accumulated depreciation	(66,142,308)	(60,881,018)
Net property, plant and equipment	37,032,019	40,040,493

Other assets:
Excess of cost over net assets acquired	30,921,094	30,921,094
Investment in Midwest Wireless Holdings, LLC	17,514,420	15,380,543
Investment in other unconsolidated affiliates	3,294,339	3,304,726
Other investments	8,138,543	6,880,549
Other assets	350,890	382,322
Total other assets	60,219,286	56,869,234
Total Assets	$127,460,994	$124,922,843

Liabilities and Stockholders’ Equity:

Current liabilities:
Notes payable and current portion of long-term debt	$6,481,500	$6,352,000
Accounts payable	1,784,259	2,072,722
Accrued expenses	1,763,216	1,936,188
Income taxes payable	907,033	51,701
Total current liabilities	10,936,008	10,412,611

Long-term debt, less current portion	50,351,244	54,084,480
Deferred investment tax credits	2,798	3,340
Deferred income taxes	5,980,664	5,460,554
Deferred compensation	740,342	749,128

Stockholders’ Equity	59,449,938	54,212,730
Total Liabilities and Stockholders’ Equity	$127,460,994	$124,922,843

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004

Revenues:
Local network	$1,576,760	$1,601,814	$4,600,332	$4,662,810
Network access	3,937,704	3,645,122	11,395,568	11,583,892
Nonregulated services:
Video services	807,666	835,541	2,381,160	2,528,573
Internet services	962,338	815,610	2,726,328	2,329,398
Other nonregulated services	848,861	907,503	2,537,030	2,638,576
Total revenues	8,133,329	7,805,590	23,640,418	23,743,249

Costs and expenses:
Plant operations, excluding depreciation	1,097,232	1,043,564	3,449,728	3,247,757
Customer operations	430,646	437,496	1,365,852	1,233,376
General and administrative	1,058,074	926,325	2,907,265	3,243,749
Depreciation and amortization	1,915,191	1,995,983	5,746,017	6,012,651
Other operating expenses:
Operating taxes	150,589	142,202	399,308	352,589
Video service expenses	821,178	735,242	2,390,298	2,282,263
Internet expenses	224,688	229,628	714,082	720,700
Other	357,893	371,882	1,060,500	1,293,945
Total costs and expenses	6,055,491	5,882,322	18,033,050	18,387,030

Operating income	2,077,838	1,923,268	5,607,368	5,356,219

Other income and (expenses):
Interest expense	(748,016)	(728,323)	(2,223,363)	(2,216,200)
Interest and dividend income	166,494	75,043	553,539	191,575
Income from investment in Midwest Wireless Holdings, LLC	1,238,173	842,842	3,605,391	2,151,089
Income from investments in other unconsolidated affiliates	91,461	52,003	135,890	231,444
Gain on sale of business		12,805		41,395
Other income, net	748,112	254,370	2,071,457	399,303

Income before income taxes	2,825,950	2,177,638	7,678,825	5,755,522

Income tax expense	1,149,000	884,000	3,123,000	2,314,000

Net income	$1,676,950	$1,293,638	$4,555,825	$3,441,522

Basic net income per share	$.44	$.35	$1.21	$.95
Diluted net income per share	$.41	$.32	$1.12	$.87
Dividends per share	$.08	$—	$.18	$—

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Shares	Amount
Preferred Stock
Balance at December 31, 2004	157,800	$157,800
Conversion of preferred stock to common	(33,800)	(33,800)
Balance at September 30, 2005	124,000	$124,000

Common Stock
Balance at December 31, 2004	3,723,390	$37,234
Issuance of common stock under Employee Stock Option Plan	62,849	629
Issuance of common stock under Employee Stock Ownership Plan	15,016	150
Issuance of common stock under Employee Stock Purchase Plan	8,185	82
Conversion of preferred stock to common	33,800	338
Purchase and retirement of common stock	(886)	(9)
Balance at September 30, 2005	3,842,354	$38,424

Additional Paid in Capital
Balance at December 31, 2004		$15,621,048
Issuance of common stock under Employee Stock Option Plan		461,508
Issuance of common stock under Employee Stock Ownership Plan		327,949
Issuance of common stock under Employee Stock Purchase Plan		141,116
Conversion of preferred stock to common		33,462
Purchase and retirement of common stock		(3,783)
Balance at September 30, 2005		$16,581,300

Retained Earnings
Balance at December 31, 2004		$38,359,117
Net income		4,555,825
Dividends paid		(709,147)
Purchase and retirement of common stock		(18,014)
Balance at September 30, 2005		$42,187,781

Accumulated Comprehensive Income
Balance at December 31, 2004		$37,531
Unrealized holding gains on marketable securities		801,504
Income tax expense related to unrealized holding gains on marketable securities		(320,602)
Balance at September 30, 2005		$518,433

Total Stockholders’ Equity		$59,449,938

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,555,825	$3,441,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,759,119	6,025,864
Income from Midwest Wireless Holdings LLC	(3,605,391)	(2,151,089)
Income from other unconsolidated affiliates	(135,890)	(231,444)
Cash distributions from Midwest Wireless Holdings LLC	1,471,514	567,835
Cash distributions from other unconsolidated affiliates	146,277	212,781
Noncash investment income	(52,854)
Gain on sale of business		(41,395)
Changes in assets and liabilities:
Accounts receivable	996,343	551,074
Materials, supplies and inventories	(455,275)	(434,913)
Other current assets	(6,484)	12,921
Accounts payable	(288,463)	(40,279)
Accrued expenses	155,127	368,796
Income taxes payable	855,332	(921,073)
Deferred taxes	199,508
Deferred investment tax credits	(542)	(5,470)
Deferred compensation	(8,786)	14,910
Net cash provided by operating activities	9,585,360	7,370,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,719,848)	(2,399,307)
Change in the RUS construction fund	2,526,941	127,915
Investments in other unconsolidated affiliates		(45,510)
Purchases of other investments	(1,094,335)	(282,579)
Proceeds from other investments	690,699	407,440
Decrease in other assets	635	4,925
Proceeds from sale of business		147,265
Net cash provided by (used in) investing activities	(595,908)	(2,039,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(5,372,854)	(4,850,299)
Proceeds from issuance of notes payable and long-term debt	1,769,118	2,033,907
Issuance of stock	603,335	1,120,416
Purchase and retirement of stock	(21,806)
Cash dividends	(709,147)
Net cash used in financing activities	(3,731,354)	(1,695,976)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,258,098	3,634,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,980,506	16,581,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,238,604	$20,215,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,328,338	$2,417,226
Income taxes paid	2,268,210	3,240,543

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

The balance sheet and statement of stockholders’ equity as of September 30, 2005 and the statements of income and statements of cash flows for the periods ended September 30, 2005 and 2004 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 2005 and 2004 have been made.

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

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and unrealized gains and losses on investments in marketable securities, net of deferred taxes.  Comprehensive income for the nine months ended September 30, 2005 and 2004 was $5,036,727 and $3,441,029, respectively.  Comprehensive income for the three months ended September 30, 2005 and 2004 was $2,151,763 and $1,293,576, respectively.

MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies.  The Company’s marketable securities portfolio is classified as available-for-sale.  The cost and fair value of available-for-sale investment securities was as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2005	$1,102,009	$894,264	$(30,209)	$1,966,064
December 31, 2004	447,483	79,586	(17,035)	510,034

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

	Net	Deferred	Accumulated
	Unrealized	Income	Comprehensive
	Gains	Taxes	Income
September 30, 2005	$864,055	$(345,622)	$518,433
December 31, 2004	62,551	(25,020)	37,531

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

	Three Months Ended September 30
	2005	2004
Net income as reported	$1,676,950	$1,293,638
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(78,484)	(137,749)
Pro forma net income	$1,598,466	$1,155,889

Basic net income per share:
As reported	$.44	$.35
Pro forma	$.42	$.32
Diluted net income per share:
As reported	$.41	$.32
Pro forma	$.39	$.29

	Nine Months Ended September 30
	2005	2004
Net income as reported	$4,555,825	$3,441,522
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(595,949)	(496,213)
Pro forma net income	$3,959,876	$2,945,309

Basic net income per share:
As reported	$1.21	$.95
Pro forma	$1.05	$.82
Diluted net income per share:
As reported	$1.12	$.87
Pro forma	$.97	$.75

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

The Company performed its most recent annual impairment test of goodwill during the third quarter of 2005.  The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded.

The carrying value of HCC’s goodwill was $30,921,000 at September 30, 2005 and December 31, 2004; $29,586,000 of goodwill is related to the Company’s telephone operations and $1,335,000 of goodwill is related to other operations.  Changes in the Company’s intangible and other assets are as follows:

	Intangible	Other
	Assets	Assets	Consolidated
Balance December 31, 2004	$221,930	$160,392	$382,322
Cash proceeds	(635)		(635)
Amortization	(30,797)		(30,797)
Balance September 30, 2005	$190,498	$160,392	$350,890

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 427,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin.  HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC accounts for its investment in Midwest Wireless using the equity method.  Income from this investment was $3,605,000 and $2,151,000 in the nine-month periods ended September 30, 2005 and 2004, respectively. Cash distributions received from Midwest Wireless were $1,472,000 and $568,000 in the same respective periods.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004
Revenues	$66,713,865	$57,375,673	$188,148,907	$157,716,801
Operating income	20,400,466	13,969,486	57,206,052	33,202,852
Net income	15,477,160	10,535,522	45,067,384	26,888,611

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

Segment information is as follows:

	POTS	Other Services	Total
Three Months Ended September 30, 2005
Revenues	$5,514,464	$2,618,865	$8,133,329
Costs and expenses	4,049,901	2,005,590	6,055,491
Operating income	$1,464,563	$613,275	$2,077,838
Depreciation and amortization	$1,513,547	$401,644	$1,915,191
Capital expenditures	$1,058,090	$352,276	$1,410,366

	POTS	Other Services	Total
Three Months Ended September 30, 2004
Revenues	$5,246,936	$2,558,654	$7,805,590
Costs and expenses	3,904,257	1,978,065	5,882,322
Operating income	$1,342,679	$580,589	$1,923,268
Depreciation and amortization	$1,542,105	$453,878	$1,995,983
Capital expenditures	$753,455	$74,808	$828,263

	POTS	Other Services	Total
Nine Months Ended September 30, 2005
Revenues	$15,995,900	$7,644,518	$23,640,418
Costs and expenses	12,147,206	5,885,844	18,033,050
Operating income	$3,848,694	$1,758,674	$5,607,368
Depreciation and amortization	$4,540,187	$1,205,830	$5,746,017
Total assets	$92,437,189	$35,023,805	$127,460,994
Capital expenditures	$1,932,260	$787,588	$2,719,848

	POTS	Other Services	Total
Nine Months Ended September 30, 2004
Revenues	$16,246,702	$7,496,547	$23,743,249
Costs and expenses	12,010,995	6,376,035	18,387,030
Operating income	$4,235,707	$1,120,512	$5,356,219
Depreciation and amortization	$4,626,314	$1,386,337	$6,012,651
Total assets	$92,020,076	$32,714,775	$124,734,851
Capital expenditures	$2,139,421	$259,886	$2,399,307

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

At September 30, 2005 HCC operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 29,062 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides video services to 7,954 subscribers, provides high speed internet service to 4,880 customers and has 6,162 dial-up internet customers.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues decreased to $23,640,000 in 2005 from $23,743,000 in 2004. The revenue breakdown was as follows:

	Nine Months Ended September 30
	2005	2004
Plain old telephone service (“POTS”):
Local network	$4,600,332	$4,662,810
Network access revenues:
Long distance providers (including NECA)	10,048,007	10,287,166
Universal service fund support	1,347,561	1,296,726
Total network access revenues	11,395,568	11,583,892
Total POTS revenues	15,995,900	16,246,702
Other services:
Video services	2,381,160	2,528,573
Internet services	2,726,328	2,329,398
Other nonregulated services:
Fiber leases	501,274	558,869
Cellular sales commissions	276,217	325,100
Directory revenues	402,694	385,667
Retail sales	301,832	377,439
Long distance resale	354,334	287,398
Customer equipment installation and repair	277,586	290,494
All other revenues	423,093	413,609
Total nonregulated services revenue	2,537,030	2,638,576
Total other service revenues	7,644,518	7,496,547
Total revenue	$23,640,418	$23,743,249

Total POTS revenues decreased $251,000 or 2%.  Local network revenues decreased $62,000 or 1%.  The decrease was due to decreases in access lines purchased by customers and local service rate reductions in the Company’s Hager WI telephone exchanges. Access lines served were 29,062 at September 30, 2005, a decrease of 2% from September 2004.  The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Total network access revenues decreased $188,000 or 2%.  The revenue decrease was primarily due to lower network access revenues from traditional long distance providers. Access revenues from wireless communications providers increased due to interconnection agreements negotiated in 2005 between the Company and certain wireless carriers that had not been paying access charges.  However, the access rates provided in the new interconnection agreements were generally lower than those charged previously to wireless carriers. Universal service support funding increased $51,000 or 4%.

Total revenues from other services increased $148,000 or 2%.  Revenues from video (cable television) services declined $147,000 or 6%. Video service revenues in 2005 were reduced by the sale of the Hudson Township WI system in June 2004.  Revenues from internet services increased $397,000 or 17%, due to a 34% increase in the number of DSL customers. At September 30, 2005 the Company had 4,880 digital subscriber line (“DSL”) customers and 6,162 dial-up internet customers, compared to 3,652 DSL customers and 7,108 dial-up customers in September 2004. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN and Pine Island MN exchanges. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $102,000 or 4%.  The revenue decline was due to the sale of the Company’s engineering business in 2004, lower cellular commissions, lower retail sales and lower revenues from leases of fiber optic facilities.

Operating costs and expenses decreased 2% to $18,033,000 in 2005 from $18,387,000 in 2004.  The breakdown of costs and expenses was as follows:

	Nine Months Ended September 30
	2005	2004

Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$3,447,338	$3,244,537
Customer operations	1,221,043	1,062,479
General and administrative	2,539,330	2,613,739
Depreciation and amortization	4,540,187	4,626,314
Operating taxes	399,308	344,261
Cellular receivable write-downs		119,665
Total POTS costs and expenses	12,147,206	12,010,995
Other services:
Plant operations	2,390	3,220
Customer operations	144,809	170,897
General and administrative	367,935	630,010
Depreciation and amortization	1,205,830	1,386,337
Operating taxes		8,328
Other costs and expenses:
Video service expenses	2,390,298	2,282,263
Internet expenses	714,082	720,700
Other	1,060,500	1,174,280
Total other service costs and expenses	5,885,844	6,376,035
Total costs and expenses	$18,033,050	$18,387,030

Total POTS costs and expenses increased $136,000 or 1%.  Plant operations expenses increased $203,000 or 6% due to increased labor and overhead costs. Customer operations expenses increased $159,000 or 15% due to increased marketing expenses and increased labor and overhead costs. General and administrative expenses decreased $74,000 or 3% due to lower information management costs, lower executive expenses and lower administration costs. Operating income in 2005 from POTS was $3,849,000, a decrease of 9% from $4,236,000 in 2004.

Total costs and expenses for other services decreased $490,000 or 8%. Video service expenses increased $108,000 or 5% as expense reductions due to sales of cable television systems in 2004 were offset by higher fee payments to programming providers.  Internet expenses decreased $7,000 or 1% due to price reductions from suppliers. General and administrative expenses decreased $262,000 from 2004 due to the 2004 sale of the Company’s engineering business.  Depreciation and amortization expenses decreased $180,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2004 and due to the sale of the Hudson WI cable system. Operating income in 2005 from other services was $1,759,000, an increase of 57% from $1,121,000 in 2004. Total operating income increased 5% to $5,607,000.

Interest expenses for 2005 increased $7,000 as higher interest rates on the floating portion of the Company’s debt offset principal payments made in 2004 and 2005 that reduced the amount of long-term debt outstanding. Interest and dividend income increased $362,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $3,605,000 in 2005 an increase of 68% from $2,151,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.  At September 30, 2005 Midwest Wireless had 427,322 wireless customers, a 9% increase from 2004.

Income before income taxes increased 33% to $7,679,000.  Income tax expense increased to $3,123,000 in 2005 from $2,314,000 in 2004. The Company had net income of $4,556,000 in 2005 compared to $3,442,000 in 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues increased 4% to $8,133,000 in 2005 from $7,806,000 in 2004. The revenue breakdown was as follows:

	Three Months Ended September 30
	2005	2004
Plain old telephone service (“POTS”):
Local network	$1,576,760	$1,601,814
Network access revenues:
Long distance providers (including NECA)	3,482,118	3,294,825
Universal service fund support	455,586	350,297
Total network access revenues	3,937,704	3,645,122
Total POTS revenues	5,514,464	5,246,936
Other services:
Video services	807,666	835,541
Internet services	962,338	815,610
Other nonregulated services:
Fiber leases	157,337	176,640
Cellular sales commissions	93,829	129,693
Directory revenues	124,885	130,534
Retail sales	111,420	150,569
Long distance resale	130,835	104,927
Customer equipment installation and repair	98,256	102,285
All other revenues	132,299	112,855
Total nonregulated services revenue	848,861	907,503
Total other service revenues	2,618,865	2,558,654
Total revenue	$8,133,329	$7,805,590

Total POTS revenues increased $268,000 or 5%.  Local network revenues decreased $25,000 or 2% due to loss of access lines. Network access revenues increased $293,000 or 8%.  The revenue increase was due to cost study settlement payments from NECA and new contracts with wireless communications providers that were not previously paying access to the Company. Universal service support funding (“USF”) increased $105,000 or 30%. USF payments in the 2004 quarter were lower than normal due to a $103,000 adjustment from NECA for overpayments of high cost loop support in 2002 and 2003.

Total revenues from other services increased $60,000 or 2%.  Revenues from video (cable television) services declined $28,000 or 3%. The Company is losing cable television subscribers to competing satellite services in its smaller cable systems. The Company does not offer broadband services in these systems and cannot economically offer customers the same wide ranging channel line-up offered by the satellite providers.  Revenues from internet services increased $147,000 or 18%, due the increased number of DSL customers. Revenues from other nonregulated services decreased $59,000 or 6%.  The revenue decrease was due to lower cellular commissions, lower retail sales and lower fiber lease revenues.

Operating costs and expenses increased 3% to $6,055,000 in 2005 from $5,882,000 in 2004.  The breakdown of costs and expenses was as follows:

	Three Months Ended September 30
	2005	2004
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$1,096,505	$1,041,770
Customer operations	391,992	393,292
General and administrative	897,268	796,083
Depreciation and amortization	1,513,547	1,542,105
Operating taxes	150,589	144,192
Cellular receivable write-downs		(13,185)
Total POTS costs and expenses	4,049,901	3,904,257
Other services:
Plant operations	727	1,794
Customer operations	38,654	44,204
Operating taxes		(1,990)
General and administrative	160,806	130,242
Depreciation and amortization	401,644	453,878
Other costs and expenses:
Video service expenses	821,178	735,242
Internet expenses	224,688	229,628
Other	357,893	385,067
Total other service costs and expenses	2,005,590	1,978,065
Total costs and expenses	$6,055,491	$5,882,322

Total POTS costs and expenses increased $146,000 or 4%.  Plant operations expenses increased $55,000 or 5% due to increased labor and overhead costs. Customer operations expenses decreased $1,000. General and administrative expenses increased $101,000 or 13% due to increased labor and overhead costs and increased consulting fees. Operating income in 2005 from POTS was $1,465,000, an increase of 9% from $1,343,000 in 2004.

Total costs and expenses for other services increased $28,000 or 1%. Video service expenses increased $86,000 or 12% due to increased payments to programming suppliers.  Internet expenses decreased $5,000 or 2%. General and administrative expenses increased $31,000 or 23% due to increased labor and overhead charges and increased consulting fees. Depreciation and amortization expenses decreased $52,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2004. Operating income in 2005 from other services was $613,000 compared to $581,000 in 2004. Total operating income increased 8% to $2,078,000.

Interest expenses for 2005 increased $20,000 as higher interest rates on the non-fixed portion of Company’s CoBank loan offset reductions in the amount of long-term debt outstanding. Interest and dividend income increased $91,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $1,238,000 in 2005 an increase of 47% from $843,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.

Income before income taxes increased 30% to $2,826,000.  Income tax expense increased to $1,149,000 in 2005 from $884,000 in 2004. The Company had net income of $1,677,000 in 2005 compared to $1,294,000 in 2004.

Liquidity and Capital Resources

Cash flows from operating activities for the nine-month periods were $9,585,000 and $7,370,000 in 2005 and 2004, respectively.  At September 30, 2005, the Company’s cash and cash equivalents totaled $25,239,000 compared to $19,981,000 at December 31, 2004.  Working capital at September 30, 2005 was $19,274,000 compared to $17,601,000 at December 31, 2004.  The current ratio was 2.8 to 1 at September 30, 2005.

Plant additions in the 2005 and 2004 periods were $2,720,000 and $2,399,000, respectively. Plant additions in the 2005 period went primarily to upgrade the Company’s central offices. Plant additions for 2005 are expected to total $4,000,000.  These plant additions will upgrade the Company’s telephone equipment to allow local number portability and other advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.

In addition to cashflow from operations, the Company’s working capital position benefited from debt and equity issuances.  Borrowings from the Rural Utilities Service and Rural Telephone Bank totaled $1,769,000 and $2,034,000 in the respective 2005 and 2004 periods. Loan funds are utilized to finance plant additions. During 2005, the Company converted $2,527,000 of its RUS construction fund to cash to pay for capital additions made in prior periods. At September 30, 2005, construction funds remaining on hand totaled $1,418,000. The Company received $603,000 and $1,120,000 during the respective 2005 and 2004 from employee stock option exercises and the employee stock purchase plan.

As a condition of receiving loans, the Company is an investor in the Rural Telephone Bank (“RTB”).  In August, 2005 the RTB’s Board of Directors approved resolutions to liquidate and dissolve the bank.  As a result of the dissolution, the Company expects its RTB stock will be redeemed at par within the next year.  Gross cash proceeds to the Company based on par value redemption would be $10,800,000.  Book value of the investment at September 30, 2005 was $1,264,000.  All of the gain from redemption proceeds would be subject to income tax.  The Company’s outstanding loans from the RTB would be transferred to the Rural Utilities Service with no change in terms.

In September 2005, Midwest Wireless announced that it is engaged in a process that could lead to its sale to other investors or another wireless service provider.  Midwest Wireless Holdings LLC has been a significant source of net income for the Company for the last several years.  However, the cash distributions the Company has received from Midwest Wireless have generally only been sufficient to pay income taxes related to the investment.  The Company does not presently know if a sales transaction will occur, what the selling price or proceeds to the Company from a transaction would be or what other terms and conditions might apply to a transaction.  The Company expects that a sale transaction would result in proceeds to the Company materially greater than the book value of its investment, which was $17,514,000 at September 30, 2005.

The Company’s long-term debt includes a term loan provided to HCC by CoBank. The loan is secured by a pledge of the stock of HCC’s subsidiary companies.  Interest rates on long-term portions of the loan ($7,772,000 at September 30, 2005) are fixed through 2007, while the non-fixed portion ($13,540,000 at September 30, 2005) floats at short-term market rates. The average rate on the total loan was approximately 6.5% at September 30, 2005.  Principal payments are made quarterly and will continue until April 2013.

The Company’s Board of Directors has initiated a policy of paying regular cash dividends. Cash dividends of $.05 per share were paid to shareholders in December 2004, March 2005 and June 2005. A cash dividend of $.08 per share was paid in September 2005.  The Board of Directors has also authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. 886 shares were purchased and retired in the 2005 period.  At September 30, 2005, 214,100 shares could be repurchased under outstanding Board authorizations.

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

Item 6(b).  Reports on Form 8-K.

On August 4, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its second quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/Curtis A. Sampson

Date: November 10, 2005

Chief Executive Officer

	By	/s/Charles A. Braun
Date: November 10, 2005		Chief Financial Officer