Form 10-K
period 2005-12-31
HECTOR COMMUNICATIONS CORP
filed 2006-03-31
CIK 863437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 001-13891

HECTOR COMMUNICATIONS CORPORATION

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days Yes ☒   No☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of  “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant (shareholders other than officers and directors) was approximately $72,349,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange on June 30, 2005.

As of March 15, 2006 there were outstanding 4,037,200 shares of the Registrant’s common stock.

Documents Incorporated by Reference: Portions of the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

Item
PART I

1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Company’s Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A	Controls and Procedures
9B	Other Information

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits and Financial Statement Schedules

PART I.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This 2005 Annual Report on Form 10-K, other documents filed by Hector Communications Corporation (“Hector” or the “Company,”) under the federal securities laws and public disclosures by means of press release or otherwise may include forward-looking statements. These statements may include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities and growth rates, acquisition and divestiture opportunities, business strategies, business and competitive outlook and other similar forecasts and statements of expectation. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and should, and variations of these words and similar expressions, are intended to identify these forward-looking statements. Such forward-looking statements are subject to risks and uncertainties (some of which are presented under Item 1A, “Risk Factors” herein) that could cause Hector’s actual results to differ materially from such statements.

Due to the uncertainties listed and the fact that any forward-looking statements made by Hector and its management are based on estimates, projections, beliefs and assumptions of management, they are not guarantees of future performance. Except as required by law, Hector disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

ITEM 1.  BUSINESS

[a]                      GENERAL DEVELOPMENT OF BUSINESS

Hector Communications Corporation is a telecommunications holding company, which, through its wholly-owned subsidiaries, primarily provides local telephone, cable television and Internet access services. The Company also participates in the ownership of other companies providing wireless telephone and other telecommunications related services.

Hector, directly and through its 100% owned subsidiary, Alliance Telecommunications Corporation (“Alliance”) owns and operates nine local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) which served 29,407 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota at December 31, 2005.  Hector, through its wholly-owned subsidiaries, also provides cable television service or video service to 7,923 subscribers in Minnesota.

Prior to July 7, 2003 Alliance was 68% owned by Hector. Golden West Telecommunications Cooperative, Inc. (“Golden West”) of Wall, South Dakota and Alliance Communications Cooperative, Inc. (“ACCI”) of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code (“the Split-Up Transactions’).  In the Split-Up Transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Hector became the 100% owner of all remaining Alliance assets and operations. (See “Split-up of Alliance Telecommunications Corporation” in Item 7.)  The disclosures in this report related to periods prior to July 7, 2003 have been restated to reflect the Company’s continuing operations.

The Company maintains a website at www.hectorcom.com.  Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission’s website.

[b]                      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company’s segment information is presented for two segments, POTS and Other Services.  The majority of the Company’s operations consist of providing basic telephone services (often referred to as “plain old telephone service” or “POTS”) to residential and business customers within its service territories.  POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers.  POTS revenues are subject to regulation by a number of state and federal government agencies.

The Company also provides a number of nonregulated telecommunications services to customers.  These Other Services include cable television or video service, Internet access services, lease of fiber optic transport facilities, billing and collection services to long distance carriers, telephone directory services and equipment rental.  The Company also makes retail sales of consumer telecommunications equipment and sells wireless telephone services on a commission basis.

Information regarding segment operations is provided in Note 13 to the financial statements found under Item 8 of this report.

 [c]                   NARRATIVE DESCRIPTION OF BUSINESS

The Company derives the majority of its revenues from providing basic telephone services (often referred to as “plain old telephone service” or “POTS”) to residential and business customers within its service territories.  POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers.  POTS revenues are subject to regulation by a number of state and federal government agencies.

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

The following table presents the percentage of revenues derived from local service revenues, access revenues, nonregulated telecommunications activities and cable television operations for the last three years:

	Year Ended December 31
	2005	2004	2003
Local network	18.8%	19.7%	18.9%
Network access	49.1	48.5	49.7
Video services	9.8	10.5	11.1
Internet services	11.8	10.0	8.2
Other nonregulated services	10.5	11.3	12.1
	100.0%	100.0%	100.0%

The Company also owns minority interests in joint ventures, partnerships and limited liability corporations (“LLCs”) that provide a wide variety of telecommunications services, including wireless telephone services, fiber-optic transport services and directory services.  The Company’s most significant minority ownership position is its 8% interest in Midwest Wireless Holdings LLC.

(1)                     Plain Old Telephone Service (“POTS”)

Local Network

The Company’s LEC subsidiaries provide basic local telephone services to residential and business customers in Minnesota, Wisconsin and North Dakota. Local service revenues are earned by providing customers with local service to connecting points within the local exchange boundaries and, in certain cases, to nearby local exchanges under extended area service (“EAS”) plans that eliminate long distance charges to the neighboring exchanges.

Monthly rates for telephone service differ among the LECs depending upon the cost of providing service, the type and grade of service, the number of customers and calling patterns within the toll free calling area and other factors. An “access line” is a single or multi-party circuit between the customer’s establishment and the central switching office.  The following chart presents the number of access lines served by the Company’s LEC subsidiaries at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Arrowhead Communications Corporation	776	787	804
Eagle Valley Telephone Company	692	715	719
Granada Telephone Company	271	284	287
Pine Island Telephone Company	3,256	3,303	3,339
Indianhead Telephone Company	2,337	2,376	2,383
Loretel Systems, Inc.	13,126	12,993	13,253
Sleepy Eye Telephone Company	6,236	6,366	6,298
Felton Telephone Company	704	717	732
Hager TeleCom, Inc.	2,009	2,033	2,067

Total Access Lines	29,407	29,574	29,882

The Company’s LEC subsidiaries offer their customers a number of enhanced custom calling features including call waiting, caller identification and voice mail.  Charges for custom calling services are generally billed monthly together with the customers’ local service bill.

The Company maintains a local presence in each of its LEC subsidiaries.  The Company provides its LEC subsidiaries with various services, including finance, accounting and treasury services, marketing, customer service, purchasing, engineering and construction, customer billing, rate administration, credit and collection, and development of administrative and procedural practices.

Access Revenues

Access revenues are received by LECs for intrastate and interstate exchange services provided to long distance carriers (generally referred to as interexchange carriers or “IXCs”). These services enable IXCs to provide long distance service to end users in the local exchange network.

Access revenues are determined, in the case of interstate calls, according to rules promulgated by the Federal Communications Commission (“FCC”) and administered by the National Exchange Carriers Association (“NECA”).  In the case of intrastate calls, access revenues are determined by state regulatory agencies.  A portion of the Company’s interstate access revenue is derived from subscriber line charges (“SLCs”) determined by the FCC and billed directly to end users for access to long distance carriers. Another portion, administered by the Universal Service Administrative Company (“USAC”) is universal service funds received based upon the cost of providing service to the local network or “loop”.  The balance of the interstate access revenue is received from NECA, which collects payments from IXCs and distributes settlement payments to LECs and distributes interstate common line and local switching support funds (“high cost support”). In 2005, 16% of the Company’s access revenues were received from SLCs, 11% were from the universal service fund, 23% from IXCs, 22% from high cost support funds, and 28% were from intrastate sources.

Settlement payments are based on a number of factors, including the cost of providing service and the amount of time the local network is utilized to provide long distance services.  Through the 1980s and 1990s a variety of factors, including increased subscriber counts, cultural and technological changes, and rate reductions by IXCs, resulted in a consistent pattern of increasing use of the nation’s telephone network.  This growth produced higher revenues for NECA and increased settlements for its participating LECs.  The 2000s have seen a leveling of this pattern as access minutes billed to IXCs have declined and wireless access minutes (which are billed at significantly lower rates than minutes billed to the IXCs) have increased.

Intrastate access revenues are received from long distance carriers based on recorded customer usage multiplied by the appropriate tariff rate.         Where applicable, Hector’s LECs participate in intrastate access tariffs approved by state regulatory authorities for intrastate intra-LATA (Local Access Transport Area) and inter-LATA services.

These intrastate arrangements are intended to compensate LECs for the costs, including a fair rate of return, of facilities provided in originating and terminating intrastate long distance services.

(2)                     Nonregulated Telecommunications Activities

Video services

The Company, through its cable television and LEC subsidiaries, provide cable television services to 7,923 subscribers in Minnesota. Video service revenues are derived almost exclusively from monthly fees for basic and premium programming.  Fees for basic services range from $22.95 to $52.49 per month.  Basic service can include the major television networks, non-network independent stations, sports programming, news services and automated information channels, children’s programming, access channels for public, governmental, educational and leased use, senior citizens’ and religious programming and CD-quality music channels.  Premium programming services, such as the HBO or Showtime movie services, are provided to subscribers on either an individual channel basis or in packages for additional fees ranging from of $1.75 to $29.95 per month per channel. Premium programming is obtained from suppliers for a flat monthly fee per subscriber and/or a fee based on the monthly charge to subscribers for the service.

Internet

Revenues from internet services were $3,832,000, $3,150,000 and $2,647,000 in 2005, 2004 and 2003, respectively.  Internet access is available, through local dial-up telephone numbers, to all of the Company’s local service customers. Digital subscriber lines (“DSL”) permit high-speed Internet access and are available in all the Company’s service areas although, due to technological issues, access to the service is restricted for some customers.  The Company provided dial-up internet services to 6,070, 6,679 and 7,464 customers at December 31, 2005, 2004 and 2003 respectively.  The Company provided DSL services to 5,129, 3,881 and 2,778 customers at December 31, 2005, 2004 and 2003, respectively.

Triple-Play

The Company has deployed broadband equipment manufactured by Next Level Communications, Inc. in its exchanges serving Pine Island, MN, Goodhue, MN, Mazeppa, MN and Sleepy Eye, MN.  This equipment makes it possible to deliver a “Triple-Play” (POTS, video and high speed Internet) of services to the customer over the same circuit. Video programming is delivered utilizing a digital “super headend” owned by Broadband Visions, LLC, which is 17% owned by the Company.  These services are offered to customers in a variety of packages at a discount compared to what they might pay for the same services individually. The Company believes the Triple-Play packages increase the sales penetration of services to customers and reduce customer churn. 52% of the Company’s DSL subscribers are in exchanges where Triple-Play services are offered.  The Company is planning to install broadband equipment in additional exchanges in future years.  The Company’s broadband product offerings are dependent on the availability of equipment maintenance and product support from Next Level Communications, Inc.  If the Company cannot obtain necessary support it could have a material adverse affect on its broadband operations.

Other services

Hector’s LECs provide fiber optic transport facilities, sell and lease customer premise telephone equipment, provide inside wiring services and sell and lease other facilities for private line, teletype, data transmission and other communications services. All of the fiber-optic facilities leased are owned by Hector’s LEC subsidiaries and are located almost entirely within the LEC’s local exchange boundaries.  The LECs also provide billing and collection services for certain IXCs in lieu of such IXCs directly billing customers within the LEC’s service areas.  Prior to July 2004 the Company operated an engineering services company.  The assets of that company were sold in July 2004.

Hector’s revenues from other nonregulated services were as follows:

	2005	2004	2003
Fiber leases	$664,860	$657,022	$682,521
Directory	536,230	529,796	491,902
Billing and collection	137,342	169,378	212,622
Retail sales	412,203	469,609	522,269
Cellular sales commissions	377,289	495,704	316,337
Long distance service sales commissions	477,885	382,936	381,825
Equipment rent	114,618	126,130	118,292
Customer equipment installation and repair	371,704	379,755	434,435
Engineering fees		70,378	305,423
Other	315,040	289,963	437,381
	$3,407,171	$3,570,671	$3,903,007

(3)                     Unconsolidated Affiliates and Investments

Midwest Wireless Holdings LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 441,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally LECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and west central Wisconsin.  Hector is presently the third largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. Hector actively participates in Midwest Wireless’ operations and has had a seat on the Board of Directors since the inception of the Company.  Hector accounts for its investment in Midwest Wireless using the equity method.  Income recognized was $4,682,000, $2,766,000 and $2,148,000 in 2005, 2004 and 2003, respectively.

On November 17, 2005 Midwest Wireless and Alltel Corporation (“Alltel”) entered into a definitive agreement for Alltel to purchase Midwest Wireless.  Compensation paid by Alltel would total $1.075 billion, including payments to Midwest Wireless shareholders, payments to minority interest holders in certain Midwest properties and assumption of Midwest Wireless’ outstanding debt.  The Company estimates its pretax share of the proceeds will be $64,900,000.  U.S. Cellular Corporation has initiated proceedings at the FCC and in Delaware State court contesting the definitive agreement.  Midwest Wireless expects to close the transaction in 2006, subject to settlement of U.S. Cellular’s claims, satisfaction of customary conditions and receipt of regulatory approvals.

Fiber-Optic Transport Investments

The Company is an investor in three companies that build and lease fiber-optic transport facilities.  These facilities afford high-quality, high-capacity communications links and generally are used to carry long-distance traffic.  Fiber routes owned by these companies serve the major telecommunications markets in Minnesota, Wisconsin, North Dakota and South Dakota including Minneapolis–St. Paul, Milwaukee, Madison, Duluth-Superior, Sioux Falls, Fargo-Moorhead, Rochester, St. Cloud and Grand Forks.

Other Investments

The Company is an investor in 702 Communications, a competitive local exchange carrier (“CLEC”) providing telecommunications services in the Fargo-Moorhead area, Wahpeton, ND and Breckenridge MN.  The Company is also an investor in Desktop Media, Inc., a CLEC using a network employing ethernet architecture to provide telecommunications services in southeastern Minnesota.   The Company is an investor in Independent Pinnacle Services, LLC, a telephone directory publishing company that provides directory services to over 150 telephone companies in 15 states.   The Company is also an investor in Broadband Visions LLC which delivers high quality digital television signals to its members/customers via a super headend located in Hutchinson, MN.

(4)                     Other Investments

Bank Stocks

As part of its borrowing agreements, the Company has stock investments in CoBank ACB, the Rural Telephone Finance Cooperative and the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  It is expected the RTB will be dissolved in 2006 and outstanding RTB stock will be redeemed at par value.  At December 31, 2005 the par value of the Company’s RTB stock is $11,610,000 and the carrying value is $1,269,000.

As a condition of maintaining the its loan from CoBank, the Company owns stock in the bank.  The Company’s investment in CoBank stock was $2,739,000 and $2,768,000 at December 31, 2005 and 2004 respectively.

Onvoy, Inc.

Onvoy, Inc. is a privately held company that provides integrated voice, data, and network services through its fiber optic communications network linking communities throughout Minnesota, including all major metropolitan areas.  Onvoy, Inc. is a provider of Internet, long distance, video-conferencing and high-speed data networking services.  Onvoy’s customers include Minnesota based Fortune 500 companies and many small-to-medium sized businesses. Onvoy also serves the state’s higher education institutions, the state’s K-12 schools, public libraries, state and county governments, more than 70 regional Internet service providers and the state’s independent local telephone companies. The Company’s investment in Onvoy debt totaled $247,000 and $672,000 at December 31, 2005 and 2004 respectively.

Other long-term investments

The Company has a long-term investment in Solix, Inc. which it accounts for using the cost method.  The Company also has receivables from economic development loans made through the Rural Utilities Service, has notes receivable from sales of cable television systems in 2004 and has other small investments.

(5)                     Competition

Telephone Service

LECs are subject to many forms of competition.  Its competitors principally are:

•                  Facilities-based competition from providers, including cable television service providers, with their own local service network;

•                  Resale competition from resale interconnection (providers who purchase local services from the LEC at wholesale rates and resell the services to their customers);

•                  Competition from unbundled network element interconnection (providers who lease some of the network elements from the LEC)

•                  Wireless providers who may charge a competitive fee for services that compete with wireline based local service.

•                  Voice over Internet Protocol (VoIP) based services that deliver telecommunications services over high-speed internet connections.

Rural areas like those served by the Company are less likely to experience competition from facilities-based competitors due to the significant investment in plant and equipment required in relation to the lower customer density in rural markets.  No facilities based competitors are presently operating in any of the Company’s service areas.  However, Sprint, as an underlying carrier for Mediacom, has filed with the Minnesota Public Utilities Commission to provide service in the Company’s Sleepy Eye exchange, where Mediacom also provides cable television service.

Competition from resale interconnection or unbundled network element interconnection is more likely in rural areas.  Under the Telecommunications Act of 1996, (the “Telecommunications Act”) the Company’s LECs are not currently required to lease facilities to competitors seeking to interconnect with its networks.  However, there is no assurance that interconnection may not be required in the future.

Wireless service has always competed directly with wireline local service among certain classes of customers, principally customers with seasonal or lake homes.  Newer wireless service offerings that bundle local and long distance minutes for a flat fee are competing with wireline services over a broader class of customers.  These wireless service offerings can be particularly attractive in rural areas, where the toll free dialing areas offered by wireline carriers are usually quite small.  Significant numbers of long distance minutes are migrating from the wireline to the wireless network due to these rate plans.  This drives down the revenues of IXCs and reduces the Company’s access revenues.  Developments in technology related to cellular, PCS, digital microwave, coaxial cable, fiber optics and other wireline or wireless services could also present greater competition to traditional local services.

LECs are increasingly subject to competition from competing access providers (“CAPs”) which construct, modify or lease facilities that enable high volume long distance users to bypass the local telephone network.  Cable television companies may also be able to modify their networks to carry telephone messages that bypass the local telephone network.

VoIP providers typically offer unlimited internet based calling for a flat monthly fee.  Customers wishing to use the service must have a high speed internet connection.  Due to the cost of the service and the high speed internet connection, VoIP customers tend to be high volume users of long distance services.  Due to the lower quality of the service, businesses have been reluctant to use VoIP for their customer contacts.  However, recent improvements in the technology have led more business and government customers to utilize the service.  Vonage and Skype are probably the best known VoIP providers at this time, but the Regional Bell Operating Companies and Internet service providers like AOL and Yahoo! are considering product offerings.

Video Services

In addition to competition from off-air television, direct broadcast satellite (“DBS”) services, such as Direct TV and Dish Network, present the most significant competition to the Company’s cable operations. Other competing technologies include low power television stations, multi-point distribution systems and over-the-air subscription television.  Cable television also competes for customers in local markets with providers of other forms of entertainment, news and information.  These competitors include radio, newspapers, magazines, motion picture theaters, video cassettes and Internet service providers.

All of the Company’s cable television franchises are non-exclusive.  The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems. The Company competes with a municipally owned cable system in one community it serves.  It also competes with a much larger multi-system operator in Sleepy Eye, where the Company is using broadband equipment to deliver video services.  The degree of competition from other cable providers will be dependent upon the state and federal regulations concerning entry, interconnection requirements and the degree of unbundling of the LECs’ networks.  The Company expects to compete based upon product, service quality, breadth of services offered and, to a lesser extent, on price.

Maintaining and expanding the Company’s subscriber base depends on numerous factors, including the quality and quantity of signals available from “off-air” television stations, demand for satellite and premium television channels and average household income in the service area.  Promotional efforts for video services include telephone and door-to-door selling and local media advertising.

Internet Competition

Potential competitors to the Company’s Internet access service offerings include cable television companies, CLECs, wireless carriers, satellite-based companies and IXCs. Many of these competitors provide direct access to the Internet along with a variety of supporting services to businesses and individuals. Cable television operators are aggressively entering the Internet access markets and directly compete with the Company’s service offerings in its Sleepy Eye and Clarissa exchanges.  IXCs have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to deliver Internet services. Satellite companies are offering broadband access to the Internet from desktop personal computers. Many of these competitors have substantially greater resources than the Company.

(6)                     Regulation

The Company’s LECs and cable television systems are subject to federal, state and local regulation.  The Communications Act of 1934 and the Telecommunications Act govern federal regulations.  Under these federal statutes, the FCC exercises jurisdiction over all interstate telecommunications activities.  Intrastate activities are governed by rules and regulations set by the respective state public utility commissions.

Federal Regulations

Under federal regulations, incumbent local exchange carriers (“ILECs”) are required to comply with the Communications Act of 1934 and rules issued by the FCC.  While the Telecommunications Act of 1996 amended the earlier law to reduce regulatory burdens and promote competition, ILECs remain subject to extensive regulatory requirements.  ILECs are required to maintain accounting records according to Uniform System of Accounts, to structure access charges according to FCC rules and to reflect their charges for interstate services at a rate of return prescribed by the FCC.  The FCC also regulates transfer of control and assignments of operating authorizations and construction licenses.  The FCC requires carriers providing access services to file tariffs with the FCC reflecting rates, terms and conditions of the services.  Tariffs filed are subject to review and potential objection by third parties.

Regulation of Cost Recovery and Nonregulated Revenue Allocation

As a regulated common carrier, the Company’s LEC subsidiaries can set maximum rates at a level that allows recovery of reasonable costs incurred to provide regulated service and earns a reasonable return on the investment required to provide these services.

Costs are recovered through:

•                  Monthly charges to end users for basic local telephone services and enhanced services;

•                  Access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls; and

•                  Payments from the federal Universal Service Fund and the state universal service funds (where applicable) that offset the high cost of providing service in certain rural markets.

Rates for regulated services and the amount of universal service fund support are set forth by the FCC with respect to interstate services and by state regulatory agencies with respect to intrastate services.

In conjunction with the recovery of costs and establishment of rates, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services.  After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs among its various local exchange and interstate and intrastate interexchange services and between state and federal jurisdictions.  Allocating costs is complicated because the same pieces of a LEC’s plant and equipment are utilized for different services, such as local telephone and interstate and intrastate access services.  The allocation process is called “separation” and is governed primarily by FCC regulations.  The purpose of separation is to determine how a carrier’s expenses are allocated

and recovered from federal and state jurisdictions.   The FCC is considering whether to change or eliminate this process.  Any change in separation rules by the FCC could reduce or increase the LEC’s revenues.  However, at this time it is not possible to predict what changes, if any, may be made.

Interstate End-User Rates

The part of the local telephone network running from the switching facility to the customer is called the “local loop.”  Costs to construct, operate and maintain the loop are among the most significant costs incurred by a local exchange carrier.  In 1984 the FCC established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to interstate jurisdiction directly from end-users through the assessment of a subscriber line charge (“SLC”). The remaining portions of the interstate local loop costs were recovered from interstate access charges to interexchange carriers.

In November 2001 the FCC adopted access charge reforms based in part on a proposal by the Multi-Association Group (the “MAG Plan”).  The MAG Plan increased the maximum rate caps for SLCs in steps to the current rates of $6.50 for a residential or single line business phone and $9.20 for a multi-line business phone.  The increased SLC revenues are offset by reductions in recovery of local loop costs from interexchange carriers.  SLC charges represented $2,468,000, $2,475,000 and $2,398,000 of the Company’s access revenues in 2005, 2004 and 2003 respectively.  The plan is intended to be revenue neutral for affected LECs.

Due to demographic and geographic conditions, costs to provide local loop and switching services are often higher, on a per customer basis, in rural areas compared to urban areas.  Absent a regulatory framework to permit recovery of these costs, rural LECs would be compelled to charge considerably higher rates for local network services.  Consequently, the FCC provides for additional interstate recovery by eligible telecommunications carriers through high cost support funds and the federal Universal Service Fund.  These funds are available to local exchange carriers whose local loop costs are significantly above the national average as determined by FCC rules. High cost support funds are received by the company through the inter-carrier settlements process administered by USAC and totaled $3,419,000, $3,497,000 and $3,501,000 in 2005, 2004 and 2003, respectively.   Interstate universal service funds provided additional support totaling $1,819,000, $1,744,000 and $1,879,000 in 2005, 2004 and 2003, respectively.

Interstate Access Rates

Interstate access rates are developed on the basis of a LEC’s measurement of its interstate costs to provide access service to IXCs divided by its projected demand for service.  The resulting rates are published in the LEC’s interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

The FCC recognized that the rate making and tariff filing process is administratively burdensome for small local exchange carriers. In 1983, the FCC established the National Exchange Carriers Association (“NECA”) to develop and administer interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data provided by participating local exchange carriers. The data is blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants.

Individual LECs are likely to have service costs that differ from the revenues generated by applying the overall NECA tariff rates. To allow for this, revenues generated by participating LECs are pooled and redistributed on the basis of each individual company’s costs. This process eliminates the burden of individual tariff filing and produces a system in which small companies can share and spread risk. For example, if a small local exchange carrier filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the local exchange carrier could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

NECA operates separate pools for traffic sensitive costs (primarily switching costs) and non-traffic sensitive costs (primarily loop costs). LECs can choose to develop and administer their own interstate access charges and not participate in the NECA pools. All of Hector’s LECs participate in the traffic sensitive and non-traffic sensitive NECA pools.

The FCC is reviewing its rates and policies governing interstate access and the rate of return applicable to incumbent local exchange carriers who are subject to rate-of-return, rather than price cap, regulation. The outcome of this review could adversely affect Hector’s earnings, however, the outcome of this proceeding cannot be predicted at this time.

Wireless Access

Access rates for wireless carriers are determined by a FCC mandated negotiation process that takes place outside of the NECA tariff structure.  Where no agreement on access rates exist between a wireless carrier and the LEC, no billing of access charges can be made.  The Company’s LECs have reciprocal compensation agreements in place with many of the wireless carriers that use the LECs facilities to terminate calls — but not all of them.  Where agreements are in place, they are at rates significantly below what an IXC would pay to terminate a similar call.  The Company believes the current wireless access rate rules and rate structure give wireless carriers a significant competitive advantage over landline carriers and have a materially negative effect on the Company’s access revenues.

VoIP Access

In October 2003 the U.S. District Court issued an injunction providing relief from regulation to any service provider providing VoIP based services in Minnesota.  The ruling held that VoIP services are information services that can be regulated only by the FCC and not telecommunications services that can be regulated by the Minnesota Public Utilities Commission.  Under current FCC rules VoIP originated calls that cross over to the public switched telephone network (“PSTN”) can use the PSTN without paying access charges.  The Company cannot predict what the impact of this ruling on future access revenues will be.  (An appeal of this ruling by the Minnesota PUC was rejected by the Federal Court of Appeals, 8th Circuit in December, 2004.)

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

Promotion of Local Service Competition and the Rural Exemptions

The Telecommunications Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition the Telecommunications Act established new interconnection rules generally requiring local exchange carriers to allow competing carriers to interconnect with their local networks. Congress recognized, however, that the desire to promote competition conflicted with the ability of some existing LECs to provide universal service to high cost customers.  Congress exempted these LECs (classified as “Rural Telephone Companies”) from interconnection requirements until the continuation of the exemption was no longer in the public interest, as defined in the Telecommunications Act.

Under the Telecommunications Act, all local exchange carriers, including both incumbent local exchange carriers and new competitive carriers, are required to:

•           Offer reasonable and nondiscriminatory resale of their telecommunications services,

•           Ensure that customers can keep their telephone numbers when changing carriers,

• Ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing,

•           Ensure access to telephone poles, ducts, conduits and rights of way and

•           Compensate competitors for the costs of terminating traffic.

The Telecommunications Act also requires incumbent local exchange carriers to:

•           Negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a bona fide request for same,

•           Interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

•           Unbundle and provide nondiscriminatory access to unbundled network elements, such as local loops, switches and transport  facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions,

•           Offer resale interconnection at wholesale rates,

•           Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier’s facilities or in the information necessary for interoperability and

•           Provide for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at  the premises of the incumbent local exchange carrier, at rates, terms and conditions that are just, reasonable and  nondiscriminatory.

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

The Company’s LEC subsidiaries are defined as “rural telephone companies” under the Telecommunications Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and unbundled network element interconnections. The rural exemptions are continued until regulatory authorities determine that interconnection is technically feasible, not unduly economically burdensome and consistent with the Telecommunications Act’s universal service provisions.

Promotion of Universal Service

While the Telecommunications Act promoted Congress’ policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the Telecommunications Act altered the framework for providing universal service by:

•           Providing for the identification of those services eligible for universal service support,

•           Requiring the FCC to make implicit subsidies explicit,

•           Expanding the types of communications carriers required to pay universal service support and

•           Allowing competitive local exchange carriers to be eligible for funding.

These and other provisions were intended to make provision of universal service support compatible with a competitive market.

Pursuant to the Telecommunications Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers (“ETC”) by a state public utilities commission. In areas served by rural LECs, the Telecommunications Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the incumbent local exchange carrier, only after determining that the designation of an additional ETC will serve the public interest. Wireless providers have received ETC designation in each of the Company’s served areas. The addition of these ETCs could have the effect of reducing the funding available to the Company’s LECs from the federal Universal Service Fund.  Such a reduction could materially adversely affect the Company’s ability to achieve a reasonable rate of return on the capital invested in its network.

State Regulation of Rural LECs

Hector’s LEC subsidiaries are subject to regulation by Minnesota, North Dakota and Wisconsin regulatory agencies with respect to:

•           Intrastate toll rates,

•           Intrastate access charges billed to intrastate IXCs,

•           Service areas,

•           Service standards,

•           Accounting and related matters, and

•           The use of radio frequencies in telephone operations

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

The bulk of the Company’s access lines are located in Minnesota.  A bill passed by the 1995 Minnesota legislature allows telephone companies serving fewer than 50,000 access lines to elect to provide service under an alternate form of regulation. All of Hector’s Minnesota-based LEC subsidiaries (except Felton Telephone Company) elected alternative rate regulation.  Local rate increases under alternative regulation are not subject to review by the Minnesota Public Utilities Commission unless the lower of 500 or five percent of customers file a petition requesting such review.

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

Wisconsin based LECs are subject to rate of return review where their residential local service rate (the “R1” rate) exceeds the statewide average R1 rate (currently $14.81 per month).  In November 2004 the Wisconsin Public Service Commission conducted a rate of return review of the Company’s Hager TeleCom LEC.  As a result of the review, the Company agreed to reduce its R1 rate by $3.10 per month and to make certain other rate reductions.  The new rates went into effect January 1, 2005.

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

•           “Must carry” rules regarding the broadcast television and translator signals that must be included in channel offerings to subscribers,

•           Exclusivity provisions which require the deletion of certain programming carried by out-of-area stations where it would duplicate programming carried by local stations,

•           Technical standards and performance testing requirements, and

•           Franchise fees applicable to state and local cable television franchises.

Thus far, Hector’s cable systems have not experienced any difficulty in complying with the FCC rules.

In Minnesota, the award of cable franchises and certain aspects of cable operations are subject to rules of the Minnesota Cable Communications Board.  Cable television systems are operated under 15 year, non-exclusive franchises granted by local government authorities.  Franchises contain many conditions, including time limitations on commencement or completion of construction, approval of initial fees charged to subscribers for basic service, the number of channels offered and the types of programming. Hector does not anticipate difficulty in obtaining renewal of its franchises at the expiration of their current terms.

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

(7)                                 Business Strategy

The Company is focused on business opportunities in rural telecommunications.  Its three-part strategy is to:

•           Expand its existing operations through internal growth

•           Pursue acquisitions of attractive properties, particularly the acquisition of additional rural telephone exchanges and cable television properties

•           Participate in opportunities afforded by new telecommunications technologies

Future growth in existing telephone and cable operations is expected to come from providing service to new or presently unserved homes and businesses, from sales of enhanced services to existing customers and from providing new services made possible by improvements in technology.

The Company continually assesses possible acquisition opportunities.  Competition to acquire attractive telephone or cable television properties is intense.  Acquisitions of rural telephone exchanges are subject to the approval of regulatory agencies in some states and, in some cases, to federal waivers that may affect the form of regulation or amount of interstate cost recovery of acquired telephone exchanges.  The Company will aggressively pursue acquisitions of telephone exchanges (consistent with realistic valuations of such exchanges), but there is no assurance that acquisitions can be made on acceptable terms or that regulatory approval, where required, will be received.

The Company has aggressively invested in new telecommunications technologies, primarily through investments in partnerships and limited liability companies.  The Company has substantial investments in wireless communications companies, fiber optic transport groups, CLECs and internet service providers.  The Company intends to pursue additional investment opportunities in the future.

Midwest Wireless Holdings LLC, which is expected to be sold in 2006, has been the driver for the Company’s increases in net income and per share earnings in recent years.  The Company also expects its core wireline telephone business to face significant challenges in the future including but not limited to: the loss of access revenue due to the impact of the dramatic growth in wireless telephony, possible changes to the level of regulatory support for rural telecommunications and the emergence of Voice over Internet Protocol (VoIP). The management and Board of Directors of the Company have retained the investment-banking firm of Stifel Nicholaus, Inc. for assistance in assessing available strategic options for maximizing value to shareholders.

(8)                     Employees

At March 1, 2006, the Company had 125 full-time and part-time employees.  None of the Company’s employees are represented under collective bargaining agreements.  Hector believes its employee relations to be good.

(9)                     Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2006 were as follows:

Name	Age	Position

Curtis A. Sampson	72	Chairman of the Board and Chief Executive Officer

Steven H. Sjogren	63	President and Chief Operating Officer

Paul N. Hanson	59	Vice President, Secretary and Treasurer

Charles A. Braun	48	Chief Financial Officer

Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.  Each officer above has served the Company in the indicated capacity since 1990.  Mr. Sjogren devotes his full time to the Company’s business.  Messrs. Sampson, Hanson and Braun devote approximately 50%, 50% and 80% respectively of their working time to the Company’s business with the balance devoted to management responsibilities at Communications Systems, Inc. (“CSI”), a diversified telecommunications holding company also located in Hector, Minnesota, for which they are separately compensated by CSI.

[d]                      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Not Applicable.

ITEM 1A.                    RISK FACTORS

The Company’s business involves many risks, including the following:

Regulatory Changes

Nearly half of the Company’s 2005 revenues came from access.  The Company’s access revenue streams include material amounts of revenues from high cost support funds and universal service funds.  Several proposals have been made in the Congress and at the FCC that would reduce the support revenues the Company presently receives.  Significant reductions in these revenues would materially harm the Company’s financial results.

The Company’s local and intrastate rates and services are under the supervision of state regulatory authorities.  Changes in state regulatory rules, reductions in allowed rates of return for local service or reductions of intrastate access rates charged to long distance providers could materially harm the Company’s financial position.

Competition

The Company’s service offerings face increasing competition from newer technologies, including wireless and VoIP services.  Potentially the Company could also face competition from local exchange carriers (“CLECS”) operating in its service territories.  Many of these competitors provide service to customers at prices lower than the Company charges for similar service.  These competitors often have greater resources than the Company and have lower tax and regulatory burdens.   If the Company is unable to successfully compete for new customers or maintain its existing customer base, its business could be harmed.

Credit Risk

A significant portion of the Company’s revenues is received from long distance carriers (IXCs) in the telephone industry.  Consequently, the Company is directly affected by the financial well-being of that industry.  If the IXCs are unable to operate profitably or pay their bills the Company’s financial position would be harmed.

Effects of the Midwest Wireless Sale on Earnings and Dividends

The Company’s investment in Midwest Wireless has accounted for a significant and growing percentage of the Company’s earnings in recent years.  Following the sale of Midwest Wireless (which is expected to occur in 2006) it may be difficult to maintain the Company’s profits at current levels, which could negatively affect the Company’s stock price.  The Company’s loan covenants with its lenders restrict dividend payments to shareholders to a percentage of net income.  Without earnings from the Midwest Wireless investment, the Company may not be able to maintain its current dividend, which could negatively affect the Company’s stock price.

Ability to Comply with Sarbanes–Oxley Section 404 Requirements

Due to the small size of the Company’s executive and accounting staff the Company believes it would be difficult and expensive for it to comply with the internal control framework mandated by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). If the Company incurs significant expenses to meet the requirements its earnings and share price may be harmed.  If the Company fails to meet the requirements and discloses material deficiencies in its internal control system its financial reputation and share price may be harmed.

Stock Price Volatility and Anti-takeover Provisions

Certain provisions of Minnesota law, the Company’s articles of incorporation and bylaws and the Company’s shareholder rights plan or “poison pill” may discourage, delay or prevent an offer or transaction that shareholders may consider favorable and may limit the market price for the Company’s stock.  These provisions include:

•                  Staggered terms for the Board of Directors

•                  Advance notice requirements for shareholder proposals

•                  Limitations on business combinations with interested shareholders

•                  Authorization for the Board of Directors to issue preferred stock without shareholder approval

A significant percentage of the Company’s stock is owned by a few individuals or organizations.  Due to the relatively low average daily trading volume of the Company’s shares, a decision by these individuals or organizations to sell their shares, regardless of motivation, could have a significant negative effect on the share price.  The Company’s share price can also be materially affected by occurrences in the telecommunications industry and in the general market place over which the Company has no control.

Obsolescence and Technology Changes

The Company utilizes technology from several key suppliers including Nortel, Cisco, Paradyne, Next Level and Calix.  If these suppliers fail to maintain their product offerings at competitive levels or if the Company is unable to obtain additional equipment when needed, the Company’s business could be adversely affected.

Debt Availability

The Company believes its current cash assets and existing loan structure are sufficient to meet its needs.  The Company has loan commitments from the Rural Utilities Service (“RUS”) for financing of future capital additions. If these RUS funds are not available and the Company cannot obtain suitable credit from other lenders, its business could be harmed.

Additionally, risks that the Company is unaware of or believes are immaterial or insignificant may also cause events that could impair the Company’s business operations.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

There are no unresolved written comments received from the Securities and Exchange Commission staff 180 days or more before the end of the Company’s fiscal year relating to the Company’s periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.                             PROPERTIES

The Company’s telephone property consists of central office switching equipment, the land and buildings in which the equipment is housed, connecting lines consisting of aerial and underground cable, conduit, and poles and wires which connect customers’ premises with central offices.  Connecting lines are generally located under or above public rights of way or land owned by others pursuant to consents of various governmental bodies or private leases, permits, easements, agreements or licenses.  The Company also owns customer-leased telephones and related terminal equipment and a small amount of connecting lines that are located on customers’ premises.

Connecting lines constitute approximately 49% of the Company’s gross property in service.  Central office switching equipment represents approximately 29%. Telephones, customer premise broadband equipment and related equipment constitute approximately 4%.  Video and cable television equipment are approximately 7%.  Land, buildings, data processing equipment, service vehicles and construction equipment constitute the remaining 11%.  The Company owns substantially all the land and buildings in which its central office equipment is located.  Hector’s principal general offices, administrative services department and business office are located in Hector, Minnesota and are rented by Hector from CSI.

The physical assets of the Company’s cable television systems consist of signal reception equipment and distribution electronics and cables.  The receiving equipment is comprised of a tower and antennas for reception of broadcast television signals and one or more satellite dishes for reception of satellite signals.  The Company owns or leases the land on which the towers for its cable systems and the buildings containing other receiving equipment are located.  Pole attachment space is rented from utilities serving the community.

See Note 9 of “Notes to Consolidated Financial Statements” for additional information regarding pledged assets.

ITEM 3.                             LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

[a]                      MARKET INFORMATION

The Company’s common stock is traded on the American Stock Exchange (“AMEX”).  The table below presents the range of high and low trading prices for the Company’s stock for each period as reported by AMEX:

	2005		2004
Quarter	High	Low	High	Low

First	$22.25	$20.15	$19.36	$13.85
Second	23.95	20.85	21.70	18.65
Third	30.00	22.87	21.50	19.80
Fourth	29.70	28.01	22.00	20.00

[b]                      HOLDERS

At March 1, 2006 there were 410 holders of record of Hector Communications Corporation common stock.

[c]                      DIVIDENDS

In December 2004 Hector adopted a policy to pay regular quarterly dividends on its outstanding common and preferred stock.  Per share dividend payments from that time to December 31, 2005 have been as follows:

December 15, 2004	$.05
March 15, 2005	.05
June 15, 2005	.05
September 15, 2005	.08
December 15, 2005	.10

The amount of future dividends will be determined at the discretion of the Board of Directors.  Hector has no obligation to pay dividends on its preferred stock except that preferred stock receives the same per share dividend as common stock.

The financing agreements between Hector’s subsidiaries and their lenders, and Hector and its lenders restrict the ability of Hector to pay dividends.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and also Note 9 to the Consolidated Financial Statements under Item 8 herein for a description of restrictions on dividends.

ITEM 6.                             SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(in thousands except per share amounts)

	Year Ended December 31
	2005	2004	2003	2002	2001
Selected Income Statement Information

Revenues from Continuing Operations	$32,373	$31,570	$32,322	$30,517	$31,073
Costs and Expenses	24,383	24,588	24,365	23,875	24,404
Operating Income from Continuing Operations	7,990	6,982	7,957	6,642	6,669
Other Income (Expenses):
Income from Midwest Wireless Holdings, LLC	4,682	2,766	2,148	2,261	1,153
Other	(1,740)	(1,854)	(1,832)	(3,314)	599
Other Income (Expenses), net	2,942	912	316	(1,053)	1,752

Income from Continuing Operations Before Income Taxes and Minority Interest	10,932	7,894	8,273	5,589	8,421

Income Tax Expense	4,365	3,250	3,316	2,483	4,162
Income from Continuing Operations Before Minority Interest	6,567	4,644	4,957	3,106	4,259

Minority Interest in Earnings of Alliance Telecommunications Corporation			660	782	1,078
Income from Continuing Operations	6,567	4,644	4,297	2,324	3,181

Income from Discontinued Operations			882	1,331	1,435
Income Before Cumulative Effect of Change in Accounting Principle	6,567	4,644	5,179	3,655	4,616

Cumulative Effect of Change in Accounting Principle, net of Income Taxes and Minority Interest				(3,147)
Net Income	$6,567	$4,644	$5,179	$508	$4,616

Basic Income from Continuing Operations per common share	$1.72	$1.28	$1.23	$.67	$.92
Diluted Income from Continuing Operations per common share	$1.61	$1.17	$1.14	$.62	$.85
Cash Dividends per share	$.28	$.05	$—	$—	$—

Average Shares Outstanding:
Common shares only	3,821	3,635	3,487	3,498	3,465
Common and potential common shares	4,084	3,970	3,765	3,770	3,763

Selected Balance Sheet Information

Working Capital	$18,981	$17,601	$13,314	$5,718	$7,633
Property, Plant and Equipment, net	37,382	40,040	43,088	56,666	57,362
Excess of Cost Over Net Assets Acquired, net	30,921	30,921	31,692	49,075	53,663
Total Assets	127,754	124,923	123,059	154,486	158,251
Long-Term Debt	49,456	54,084	57,529	75,148	79,642
Stockholders’ Equity	61,446	54,213	48,044	42,249	42,241

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Hector, directly and through its 100% owned subsidiary, Alliance Telecommunications Corporation (“Alliance”) operates nine local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) which served 29,407 access lines, 5,129 digital subscriber line (“DSL”) customers and 6,070 dial-up internet customers in 28 rural communities in Minnesota, Wisconsin and North Dakota at December 31, 2005.  Hector, through its wholly-owned subsidiaries, also provides cable television service or video service to 7,923 subscribers in Minnesota.  Hector’s subsidiaries also have substantial ownership interests in other telecommunications ventures, including, Midwest Wireless Holdings LLC.

Prior to July 7, 2003 Alliance was 68% owned by Hector. Golden West Telecommunications Cooperative, Inc. (“Golden West”) of Wall, South Dakota and Alliance Communications Cooperative, Inc. (“ACCI”) of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code (“the Split-Up Transactions’).  In the Split-Up Transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Hector became the 100% owner of all remaining Alliance assets and operations. (See “Split-up of Alliance Telecommunications Corporation” below.)  The disclosures in this report related to prior periods have been restated to reflect the Company’s continuing operations.

Critical Accounting Policies

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of the Company’s operating results and financial position. The estimates and assumptions used in the Company’s financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements.  These estimates are often difficult, subjective and complex. Actual results could differ from the estimates.  Hector also gives accounting recognition to the actions of federal and state regulatory authorities where appropriate as prescribed by SFAS No. 71.

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

The goodwill impairment test requires the Company to determine the fair value of its reporting units.  The valuation is estimated based on access line and customer valuations and cash flow multiple valuations the Company considers appropriate in the current marketplace.  If circumstances or assumptions supporting these estimates change, the carrying value of the Company’s goodwill could be materially affected.

Income taxes: The Company estimates its income tax expense for each jurisdiction in which it operates.  The process includes apportioning the Company’s income among the jurisdictions, estimating current tax liabilities and establishing deferred tax assets and liabilities. Deferred taxes are calculated where the carrying amounts of assets and liabilities are different for financial and tax reporting purposes.  Valuation allowances are recorded in the tax accounts for amounts management believes may not be recoverable in future periods.

Results of Operations

2005 Compared to 2004

Revenues from continuing operations increased 3% to $32,373,000 in 2005 from $31,570,000 in 2004. The revenue breakdown was as follows:

	2005	2004
Plain old telephone service (“POTS”):
Local network	$6,088,047	$6,201,326
Network access revenues:
Long distance providers - interstate	3,688,715	3,182,635
Long distance providers – intrastate	4,480,873	4,425,222
SLC Revenue	2,467,530	2,474,656
High cost support	3,418,830	3,496,862
Universal service fund support	1,819,155	1,743,721
Total network access revenues	15,875,103	15,323,096
Total POTS revenues	21,963,150	21,524,422
Other services:
Video services	3,171,117	3,324,588
Internet services	3,832,037	3,150,089
Other nonregulated services:
Fiber leases	664,860	657,022
Wireless sales commissions	377,289	495,704
Directory revenues	536,230	529,796
Retail sales	412,203	469,609
Long distance service sales commissions	477,885	382,936
Customer equipment installation and repair	371,704	379,755
Billing and collection	137,342	169,378
Equipment rent	114,618	126,130
Engineering services		70,378
All other revenues	315,040	289,963
Total nonregulated services revenue	3,407,171	3,570,671
Total other service revenues	10,410,325	10,045,348
Total revenue	$32,373,475	$31,569,770

Total POTS revenues increased $439,000 or 2%.  Local network revenues decreased $113,000 or 2%.   The decrease was due to decreases in access lines and local service rate reductions in the Company’s Hager TeleCom LEC. The Company’s access lines count declined 1% in 2005.  The number of access lines served fell due to substitution of cellular phones for landline phones by customers.

Network access revenues increased $552,000 or 4%. The revenue increase was due to favorable cost study settlements in the Company’s high cost LECs.  2005 revenues also include a favorable adjustment for overearnings by NECA in its cost settlement pools.   Access revenues were also helped because the Company received access payments from more wireless carriers due to interconnection agreements negotiated in 2005. Access rates for wireless carriers remain significantly below those for wireline carriers.  The Company’s access minutes provided to other telecommunications carriers by the Company’s Minnesota LECs in 2005 and 2004 were as follows:

Access minutes of use	2005	2004
Wireline carriers	98,949,000	109,500,000
Wireless carriers	31,136,000	23,200,000
	130,085,000	132,700,000

(Access minutes for the Company’s Wisconsin LECs are not included in the above table because Wisconsin does not allow revenue recovery for terminating traffic.)  Revenues from high cost funds and universal service funds decreased $3,000.  Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services increased $365,000 or 4%.  Revenues from video (cable television) services declined $153,000 or 5%. Video service revenues in 2005 were reduced by the sale of the Hudson Township WI system in June 2004.  The Company is also experiencing subscriber losses in the many small systems it owns where it does not offer digital service or channel offerings that are competitive with satellite television.  Revenues from internet services increased $682,000 or 22%, due to a 32% increase in the number of customers subscribing to high-speed DSL service. The DSL customer growth has been facilitated by the Company’s deployment of broadband equipment manufactured by Next Level Communications, Inc. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. The Company expanded its deployment of Next Level equipment to its Goodhue exchange in 2004 and to Mazeppa in 2005.

Revenues from other nonregulated services declined $164,000 or 5%.  The revenue decline was due to lower commissions earned for sales of wireless telephone services, lower billing and collections revenues from long distance carriers and lower retail sales. The Company sold its engineering service company in July 2004.

Operating costs and expenses were $24,384,000 in 2005, a decrease of 1% from $24,588,000 in 2004.  The breakdown of costs and expenses was as follows:

	2005	2004
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$4,564,885	$4,335,140
Depreciation and amortization	6,116,020	6,275,688
Customer operations	1,592,893	1,406,020
General and administrative	3,536,275	3,475,741
Other costs and expenses	551,070	752,647
Total POTS costs and expenses	16,361,143	16,245,236

Other services:
Plant operations	3,066	3,962
Depreciation and amortization	1,572,671	1,714,528
Customer operations	185,614	211,747
General and administrative	607,919	394,070
Other costs and expenses:
Video services expenses	3,228,645	3,059,031
Internet expenses	967,315	959,834
Other	1,457,389	1,999,182
Total other service costs and expenses	8,022,619	8,342,354
Total costs and expenses	$24,383,762	$24,587,590

Total POTS costs and expenses increased $116,000 or 1%.  Plant operations expenses increased $230,000 or 5%. Customer operations expenses increased $187,000 or 13% due to increased marketing costs. General and administrative expenses increased $61,000 or 2%.  Other costs and expenses declined $202,000 from the 2004 period which included $305,000 in expenses for write-offs of accounts receivable for access services provided to wireless telephone service providers. Operating income in 2005 from POTS was $5,602,000, an increase of 6% from $5,279,000 in 2004.

Total costs and expenses for other services decreased $320,000 or 4% reflecting the following: Video service expenses increased $170,000 or 6% due to higher fee payments to programming providers, which more than offset expense reductions from the sales of the Hudson WI cable television system in 2004.   Internet expenses increased $7,000 or less than 1%. General and administrative expenses increased $214,000 from 2004 mainly due to consulting and legal fees associated with the Company’s strategic planning initiative.  Depreciation and amortization expenses decreased $142,000 or 8% because cable television property in some of the Company’s older systems is becoming fully depreciated. The $542,000 decline in other costs and expenses is due to the disposal of Hastad Engineering in 2004. Operating income in 2005 from other services was $2,388,000, an increase of 40% from $1,703,000 in 2004. Consolidated operating income from continuing operations increased 14% to $7,990,000.

Interest expenses for 2005 increased $90,000 due to higher interest rates on the floating portion of the Company’s CoBank loan. Interest and dividend income increased $573,000 due to higher cash balances available for investment, higher interest rates on funds invested in money markets and savings accounts and increased dividends on the Company’s expanded marketable securities portfolio.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $4,682,000 in 2005 compared to $2,766,000 in 2004.  Midwest Wireless operations in 2005 benefited from increased customer counts and from investments made in 2004 to switch its cellular network to CDMA technology.  CDMA makes it possible for customers to utilize new wireless services including camera phones and text messaging.  At December 31, 2005 Midwest Wireless had 441,000 wireless customers, a 9% increase from 2004.  The Company had income from other unconsolidated affiliates of $199,000 in 2005 compared to $483,000 in 2004. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $72,000 and sold the assets of Hastad Engineering Company for a gain of $13,000.

Income from continuing operations before income taxes and minority interest increased 38% to $10,932,000.  Income tax expense increased to $4,365,000 in 2005 from $3,250,000 in 2004.  The Company’s tax rate varies from the federal tax rate due to state income taxes.  The Company’s state tax rate varies from year to year due to variability in apportioning earnings over the various taxing jurisdictions. Net income increased 41% to $6,567,000 in 2005 compared to $4,644,000 in 2004.

2004 Compared to 2003

Revenues from continuing operations decreased 2% to $31,570,000 in 2004 from $32,322,000 in 2003. The revenue breakdown was as follows:

	2004	2003
Plain old telephone service (“POTS”):
Local network	$6,201,326	$6,117,238
Network access revenues:
Long distance providers - interstate	3,182,635	3,484,387
Long distance providers – intrastate	4,425,222	4,813,392
SLC Revenue	2,474,656	2,397,624
High cost support	3,496,862	3,500,732
Universal service fund support	1,743,721	1,879,119
Total network access revenues	15,323,096	16,075,254
Total POTS revenues	21,524,422	22,192,492

	2004	2003

Other services:
Video services	3,324,588	3,579,773
Internet services	3,150,089	2,647,156
Other nonregulated services:
Fiber leases	657,022	682,521
Wireless sales commissions	495,704	316,337
Directory revenues	529,796	491,902
Retail sales	469,609	522,269
Long distance service sales commissions	382,936	381,825
Customer equipment installation and repair	379,755	434,435
Billing and collection	169,378	212,622
Equipment rent	126,130	118,292
Engineering services	70,378	305,423
All other revenues	289,963	437,381
Total nonregulated services revenue	3,570,671	3,903,007
Total other service revenues	10,045,348	10,129,936
Total revenue	$31,569,770	$32,322,428

Total POTS revenues decreased $668,000 or 3%.  Local network revenues increased $84,000 or 1%.  The increase was primarily due to increased revenues from CLASS service features (such as caller identification, call waiting, call forwarding and other related services) and increased extended area service (“EAS”) revenues in one exchange. EAS enables customers to call neighboring telephone systems toll free in exchange for a flat monthly fee. The Company increased the rates charged for CLASS services during the 2003 period.  The Company’s access lines count declined 1% in 2004.  The number of access lines served fell due to substitution of cellular phones for landline phones by customers and the reduced number of second lines being used for dial-up internet service.

Network access revenues decreased $752,000 or 5%.  The Company’s access minutes provided to other telecommunications carriers in 2004 and 2003 were as follows:

Access minutes of use	2004	2003
Wireline carriers	109,500,000	114,900,000
Wireless carriers	23,200,000	17,500,000
	132,700,000	132,400,000

The revenue decrease was due to lower network access revenues from wireline carriers, which reflected the declining minutes of use by these providers.  However, access revenues from wireless communications providers were also lower, despite the increased minutes they used, due to the impact of the lower rates included in new interconnection agreements that have been negotiated between the Company and selected wireless carriers.  Access revenues in 2003 were higher than normal due to greater than anticipated recovery of bankruptcy reserves the Company established against its MCI/World Com receivables in 2002. High cost and universal service support funding decreased $139,000 or 3%.  Increases in support funds the Company received in areas where it has newly installed Next Level equipment were offset by decreases in support for other areas.

Total revenues from other services decreased $85,000 or 1%.  Revenues from video (cable television) services declined $255,000 or 7%. Video service revenues in 2004 were reduced by the sales of seven systems serving 2,080 subscribers during the second quarter of 2003 and by the sale of the Hudson Township WI system in June 2004.  Revenues from internet services increased $503,000 or 19%, due to a 40% increase in the number of customers subscribing to high-speed digital subscriber line (“DSL”) service.  At December 31, 2004 the Company had 3,881 DSL customers and 6,679 dial-up internet customers, compared to 2,778 DSL customers and 7,464 dial-up customers in December 2003. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit.

Revenues from other nonregulated services declined $332,000 or 9%.  The revenue decline was due to lower fees from engineering services, lower billing and collections revenues from long distance carriers and lower revenues from leases of fiber optic facilities, which offset higher wireless sales commissions. The Company sold its engineering service company in July 2004.

Operating costs and expenses were $24,588,000 in 2004, an increase of $222,000 or 1% from 2003.  The breakdown of costs and expenses was as follows:

	2004	2003
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$4,335,140	$4,511,421
Depreciation and amortization	6,275,688	6,178,096
Customer operations	1,406,020	1,359,408
General and administrative	3,475,741	3,435,078
Other costs and expenses	752,647	413,019
Total POTS costs and expenses	16,245,236	15,897,022
Other services:
Plant operations	3,962	5,290
Depreciation and amortization	1,714,528	1,673,415
Customer operations	211,747	192,701
General and administrative	394,070	1,096,658
Other costs and expenses:
Video services expenses	3,059,031	3,026,613
Internet expenses	959,834	910,900
Other	1,999,182	1,563,183
Total other service costs and expenses	8,342,354	8,468,760
Total costs and expenses	$24,587,590	$24,365,782

Total POTS costs and expenses increased $348,000 or 2%.  Plant operations expenses decreased $176,000 or 4% reflecting a reduced headcount in 2004 and that 2003 included severance charges for employee headcount reductions. Customer operations expenses increased $47,000 or 3%. General and administrative expenses increased $41,000 or 1%.  The 2004 period included $305,000 in expenses for write-offs of accounts receivable for access services provided to wireless telephone service providers. Operating income in 2004 from POTS was $5,279,000, a decrease of 16% from $6,295,000 in 2003.

Total costs and expenses for other services decreased $126,000 or 1% reflecting the following: Video service expenses increased $32,000 or 1% as expense reductions due to sales of cable television systems in 2004 and 2003 were offset by higher fee payments to programming providers.  Internet expenses increased $49,000 or 5%. General and administrative expenses decreased $703,000 from 2003 mainly due to the sale of the Company’s engineering business in 2004.  2003 expenses also compared unfavorably due to costs incurred in the Split-Up Transaction.  Depreciation and amortization expenses increased $41,000 or 2% due to depreciation on new plant investments. Operating income in 2004 from other services was $1,703,000, an increase of 3% from $1,661,000 in 2003. Consolidated operating income from continuing operations decreased 12% to $6,982,000.

Interest expenses for 2004 decreased $534,000 due to lower interest rates on borrowings from CoBank.  A significant portion of the Company’s CoBank debt moved from a higher fixed interest rate to lower floating market rates during the fourth quarter of 2003. Interest and dividend income increased $53,000 due to higher cash balances available for investment.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $2,766,000 in 2004 compared to $2,148,000 in 2003.  Midwest Wireless operations in 2004 benefited from determinations by regulators that its operations were eligible to receive universal service high cost support funds. The Company had income from other unconsolidated investments of $483,000 in 2004 compared to $96,000 in 2003. In 2004, the Company sold the assets of the cable television system serving Hudson Township, WI for a gain of $72,000 and sold the assets of Hastad Engineering Company for a gain of $13,000.  The Company sold two groups of cable television systems during the second quarter of 2003 for a total gain of $1,081,000.

Income from continuing operations before income taxes and minority interest decreased 5% to $7,894,000.  Income tax expense decreased to $3,250,000 in 2004 from $3,316,000 in 2003.  The Company’s tax rate varies from the federal tax rate due to state income taxes.  The Company’s state tax rate varies from year to year due to variability in apportioning earnings over the various taxing jurisdictions.  Income before minority interest in the earnings of Alliance was $4,644,000 in 2004 compared to $4,957,000 in 2003.  Minority interests in earnings of Alliance from continuing operations in 2003 were $660,000. Income from continuing operations totaled $4,644,000 compared to $4,297,000 in 2003.

Income from discontinued operations before minority interest in 2003 was $989,000.  Minority interests in those earnings were $316,000. The Company recorded a gain on the split-up of Alliance, net of income taxes, of $210,000 in 2003.  The Company had net income of $4,644,000 in 2004 compared to $5,179,000 in 2003.

Liquidity and Capital Resources

Operations

Cash flows from consolidated operating activities (including the activities of discontinued operations up to the Alliance split-up date) were $11,956,000, $10,464,000, and $12,953,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, the Company’s cash and cash equivalents totaled $25,245,000 compared to $19,981,000 at December 31, 2004.  Working capital at December 31, 2005 was $18,981,000 compared to $17,601,000 at December 31, 2004.  The current ratio was 2.8 to 1 at December 31, 2005 compared to 2.7 to 1 at December 31, 2004.

The Company regularly makes improvements to its facilities to provide up-to-date telecommunications services to its customers.  Plant additions in support of POTS operations were $4,261,000, $3,371,000 and $2,927,000 in 2005, 2004 and 2003, respectively.  Plant additions for nonregulated operations in 2005, 2004 and 2003 were $737,000, $811,000 and $729,000 respectively.  Plant additions for discontinued operations up to the Alliance split-up date were $257,000 in 2003.  Plant additions for 2006 are expected to total $4,234,000.  These plant additions will upgrade the Company’s telephone switching equipment to allow for more advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of Next Level broadband equipment and high capacity fiber optics in the telephone network.

Long-Term Obligations and  Commitments

The Company’s LEC subsidiaries borrow from the Rural Utilities Service (“RUS”) and the Rural Telephone Bank (“RTB”) to help finance asset additions.  Proceeds from long-term borrowings from RUS and RTB were $2,501,000, $2,893,000 and $5,998,000 in 2005, 2004 and 2003, respectively.  The average interest rate on outstanding RUS and RTB loans is 5.0%. The Company’s Loretel Systems subsidiary received a new loan commitment from the RUS in 2005.  This new loan would provide funding for the installation of “triple play” capable fiber and electronics in exchanges served by Loretel.  At December 31, 2005 unadvanced loan commitments from the RUS and RTB to the Company’s LEC subsidiaries totaled $57,615,000.

Substantially all of the assets of the Company’s LEC subsidiaries are pledged or are subject to mortgages to secure obligations to the RUS and RTB.  The Company’s loan agreements place significant restrictions on cash distributions from the subsidiaries to the parent company.  At December 31, 2005, $20,804,000 of subsidiaries’ retained earnings was available for dividend payments to Hector. At December 31, 2005, $42,152,000 of Hector’s retained earnings was not available to pay dividends to shareholders due to restrictions in the debt agreements.  It has been the Company’s practice, in so far as practical, to maintain its cash balances at the subsidiary level to support their operations.

The Company incurred significant debt in 1996 to finance Alliance’s acquisition of Ollig Utilities Company. In connection with the Split-Up Transaction the Company repaid the 1996 acquisition loan with proceeds from a new term loan provided to Hector by CoBank. The loan is secured by a pledge of the stock of Hector’s subsidiary companies.  Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 6.9% at December 31, 2005.  Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at December 31, 2005 was $20,625,000.  CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. As a condition of maintaining the loan, Hector owns stock in the bank.  Its investment in CoBank stock was $2,739,000 at December 31, 2005.

As part of financing its ownership interest in Alliance in 1996, Hector received a 15-year term loan from Rural Telephone Finance Cooperative (“RTFC”).   The loan was repaid in July 2003 as part of the CoBank refinancing.

In addition to its debt agreements, Hector and its subsidiaries have entered into contracts with suppliers to provide switching services and fiber optic transport facilities and other services.  The Company’s cash payments due for these obligations are as follows (interest payments are estimated using December 31, 2005 interest rates):

	Total	Long-Term Debt	Interest Payments	Operating Leases
2006	$9,824,100	$6,527,400	$2,998,700	$298,000
2007	9,132,400	6,312,400	2,636,200	183,800
2008	8,711,600	6,409,100	2,204,600	97,900
2009	8,471,500	6,584,800	1,838,200	48,500
2010	8,358,700	6,852,500	1,460,800	45,400
After 2010(1)	26,408,438	23,297,338	3,086,200	24,900
	$70,906,738	$55,983,538	$14,224,700	$698,500

(1)                      The Company has an obligation to pay Broadband Visions LLC (“BBV”) $3,000 per month for fiber optic transport facilities until such time that the Company is not a member of BBV.  This obligation is reflected in the table for each year from 2006 through 2010.  No amount is included after 2010.

The Company has entered into employment agreements or change in control agreements with officers and key employees of the Company.  The agreements provide for severance payments in the event of a change in control of the Company and employment termination for reasons other than cause.

Investments

Investment income has been derived almost exclusively from interest earned on the Company’s cash and cash equivalents.  Interest income has fluctuated in relation to changes in interest rates and availability of cash for investment.  In 2005 and 2004 the Company invested $655,000 and $321,000 respectively in the common stock of two other Minnesota based telecommunications companies and may make additional investments if market conditions warrant.

The Company is an investor in partnerships and limited liability companies that provide wireless telecommunications services, fiber optic transport services, directory services, competing local exchange (CLEC) services and video headend services.  Cash distributions to the Company from these investments have generally been limited to amounts necessary to pay income taxes.  The Company’s participation in these ventures makes certain services available to customers which would otherwise be beyond the Company’s means to provide. The Company expects to make additional investments of this type as opportunities arise.

As part of its borrowing agreements, the Company has stock investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  It is expected the RTB will be dissolved in 2006 and outstanding RTB stock will be redeemed at par value.  At December 31, 2005 the par value of the Company’s RTB stock is $11,610,000 and the carrying value is $1,269,000.

The Company also has long-term investments in stock and notes of non-marketable corporations and notes receivable and in rural development note receivables that were funded by no-interest loans from the Rural Utilities Service.

Midwest Wireless Holdings LLC

Midwest Wireless Holdings LLC (“Midwest Wireless’) is owned by telecommunications companies (principally LECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and west central Wisconsin.  Hector is presently the third largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. On November 17, 2005 Midwest Wireless and Alltel Corporation (“Alltel”) entered into a definitive agreement for Alltel to purchase Midwest Wireless.  Compensation paid by Alltel would total $1.075 billion, including payments to Midwest Wireless shareholders, payments to minority interest holders in certain Midwest properties and assumption of Midwest Wireless’ outstanding debt.  The Company estimates its pretax share of the proceeds will be $64,900,000.  U.S. Cellular Corporation has initiated proceedings at the FCC and in Delaware State court contesting the definitive agreement.  Midwest Wireless expects to close the transaction in 2006, subject to settlement of U.S. Cellular’s claims, satisfaction of customary conditions and receipt of regulatory approvals.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company places its cash investments with high credit quality financial institutions.  The Company maintains its cash in bank deposit and brokerage money market accounts.  The account balances at times exceed the federally insured limits.  The Company has not experienced losses in these accounts and does not believe they are exposed to any significant credit risk.

A significant portion of the Company’s revenues is received from long distance carriers in the telephone industry.  Consequently, the Company is directly affected by the financial well-being of that industry.  The credit risk associated with these accounts is minimized due to the large number of long distance carriers.

Common Stock

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company purchased and retired 1,169 and 1,106 in 2005 and 2003 respectively.  No shares were repurchased in 2004.  Cost of the repurchased shares was $30,000 and $17,000 in 2005 and 2003 respectively.  At December 31, 2005, 213,800 shares could be repurchased under outstanding Board authorizations.  Proceeds to the Company from exercises of employee stock options and employee stock purchase plan shares totaled $1,021,000,  $1,445,000, and $431,000 in 2005, 2004 and 2003, respectively.

Dividends

Hector paid cash dividends on its common stock and preferred stock totaling $.28 and $.05 per share in 2005 and 2004 respectively.  The amount and timing of future dividends will be determined at the discretion of the Board of Directors.  Hector has no obligation to pay dividends on its preferred stock except that holders of preferred stock receive the same per share dividend as common stock.

Sales of Cable Television Systems and Other Business

The Company continuously evaluates its investments in business properties.  These evaluations have led it to sell or discontinue investments where it does not believe it can earn an adequate return or which do not fit its strategic plan.  In 2004 the Company sold the assets of Hastad Engineering Company to Finley Engineering Company.  Proceeds from the sale totaled $48,390 and the Company recorded a gain of $12,805.  In 2004 the Company sold the assets of the cable television system serving Hudson Township, WI to Baldwin Telecom Inc. for $193,000 of cash and a note receivable of $395,000. The Company recorded a gain on the sale of $72,466. In 2003 the Company sold four systems in rural North Dakota serving 930 subscribers to MLGC, LLC for $200,000 of cash and a note receivable of $650,000.  The Company sold systems serving 1,150 subscribers in three communities surrounding the Fargo, ND — Moorhead, MN area to Cable One, Inc. for $1,545,000 of cash. The Company is considering sales of additional cable television properties in areas where it does not plan to also provide telephone and internet services.

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

The Company completed the Split-Up Transactions on July 7, 2003. As agreed among the parties, in the split-up, Golden West exchanged its 20% ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance’s ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance’s ownership in Midwest Wireless Holdings, LLC and certain other Alliance assets. Immediately prior to the breakup Sioux Valley and Hills paid a dividend to Alliance of approximately $12,849,000. The dividend proceeds were applied to repay a portion of Alliance’s acquisition loan from CoBank. Concurrent with the split-up, the balance of Alliance’s debt to CoBank and the balance of the Company’s debt to Rural Telephone Finance Cooperative were retired using proceeds from a new $26,813,000 loan from CoBank to Hector Communications Corporation. A number of other stock and asset transfers also occurred among Alliance and its subsidiaries prior to the split-up in order to satisfy various regulatory and lender requirements.

The Company believes the Split-Up Transactions are tax-free under Section 355 of the Internal Revenue Code. The Company also believes that related internal stock and asset transfers that occurred prior to the split-up are tax-free under Section 355, related Code provisions and the consolidated return regulations, although no private letter ruling was sought from the IRS in connection with the split-up. In connection with the Split-Up Transactions, the parties entered agreements with regard to cooperation, exchange of information, interim use of common services, employee benefits, tax allocations and indemnification generally in proportion to ownership percentages with respect to unexpected adverse tax consequences, and other matters arising after the Split-Up Transactions which relate to commitments, events or circumstances in effect as of the date of the Split-Up Transactions.

Effects of Inflation

The Company’s ability to accommodate expense increases due to inflation are constrained by the regulatory environment in which its POTS segment operates. The Company’s local exchange telephone companies are subject to the jurisdiction of Minnesota, North Dakota and Wisconsin regulatory authorities with respect to a variety of matters, including rates for intrastate access services, the conditions and quality of service, issuance of debt, depreciation rates and accounting methods. Rates for local telephone service are not established directly by regulatory authorities, but their authority over other matters limits the Company’s ability to implement rate increases. In addition, the regulatory process inherently restricts the Company’s ability to immediately pass cost increases along to customers unless the cost increases are anticipated and the rate increases implemented prospectively.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Compensation expense for outstanding unvested awards will be measured based on the fair value of the awards as previously calculated developing the pro forma disclosures previously permitted under SFAS 123R. On April 14, 2005 the SEC issued a rule that changed the effective date of SFAS 123R for public companies to the first annual period or interim period in the first fiscal year beginning after June 15, 2005. The Company has chosen the modified prospective basis of the Black-Scholes option pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS 123R. The valuation of equity instruments underlying stock-based compensation and the period in which the related expense is recognized will be based on various assumptions including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. The Company has assessed the impact of adopting SFAS 123R and determined that the disclosures made in Notes 1 and 10 of the Notes to Consolidated Financial Statements provide a reasonable expectation of future expense.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

REPORT OF MANAGEMENT

The management of Hector Communications Corporation and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s informed judgments and estimates.

In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. Management recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct.

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

/s/Curtis A. Sampson	/s/Charles A. Braun
Chai armannd Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Hector Communications Corporation

We have audited the accompanying consolidated balance sheets of Hector Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midwest Wireless Holdings L.L.C., a limited liability company, the investment in which, as discussed in Note 5 to the consolidated financial statements, is accounted for by the equity method of accounting. The investment in Midwest Wireless Holdings L.L.C. was $18,067,471 and $15,380,543 as of December 31, 2005 and 2004 and the equity earnings in its net income was $4,681,888, $2,765,887 and $2,148,444 for the years ended December 31, 2005, 2004 and 2003. The financial statements of Midwest Wireless Holdings L.L.C. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Wireless Holdings L.L.C., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hector Communications Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Olsen Thielen & Co., Ltd.
St. Paul, Minnesota
February 17, 2006

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,245,358	$19,980,506
Construction fund (Note 9)	756,260	3,944,684
Accounts receivable (net of allowance for doubtful accounts of $26,000 and $37,000, respectively)	2,678,690	3,017,569
Materials, supplies and inventories (Note 1)	795,181	820,081
Other current assets	247,182	250,276
TOTAL CURRENT ASSETS	29,722,671	28,013,116

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 3)	37,381,570	40,040,493

INVESTMENTS AND OTHER ASSETS:
Excess of cost over net assets acquired (Note 4)	30,921,094	30,921,094
Investment in Midwest Wireless Holdings LLC (Note 5)	18,067,471	15,380,543
Investments in other unconsolidated affiliates (Note 6)	3,307,593	3,304,726
Other investments (Notes 1, 7 and 16)	8,037,986	6,880,549
Other assets (Notes 1 and 4)	315,906	382,322
TOTAL OTHER ASSETS	60,650,050	56,869,234
TOTAL ASSETS	$127,754,291	$124,922,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 9)	$6,527,400	$6,352,000
Accounts payable (Note 12)	1,287,547	2,072,722
Accrued expenses	1,873,656	1,936,188
Income taxes payable	1,052,944	51,701
TOTAL CURRENT LIABILITES	10,741,547	10,412,611

LONG-TERM DEBT, less current portion (Note 9)	49,456,138	54,084,480

DEFERRED INVESTMENT TAX CREDITS (Note 8)	2,638	3,340

DEFERRED INCOME TAXES (Note 8)	5,306,152	5,460,554

DEFERRED COMPENSATION (Note 11)	802,116	749,128

COMMITMENTS AND CONTINGENCIES (Notes 9 and 15)

STOCKHOLDERS’ EQUITY: (Notes 1, 9 and 10)
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized: Convertible Series A, 0 and 157,800 shares issued and outstanding		157,800
Common stock, par value $.01 per share; 10,000,000 shares authorized; 3,982,789 and 3,723,390 shares issued and outstanding	39,828	37,234
Additional paid-in capital	17,138,826	15,621,048
Retained earnings	43,794,447	38,359,117
Accumulated other comprehensive income (Note 7)	472,599	37,531
TOTAL STOCKHOLDERS’ EQUITY	61,445,700	54,212,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,754,291	$124,922,843

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
REVENUES FROM CONTINUING OPERATIONS:
Local network	$6,088,047	$6,201,326	$6,117,238
Network access	15,875,103	15,323,096	16,075,254
Video services	3,171,117	3,324,588	3,579,773
Internet services	3,832,037	3,150,089	2,647,156
Other nonregulated services	3,407,171	3,570,671	3,903,007
TOTAL REVENUES	32,373,475	31,569,770	32,322,428
COSTS AND EXPENSES:
Plant operations, excluding depreciation	4,567,951	4,339,102	4,516,711
Depreciation and amortization	7,688,691	7,990,216	7,851,511
Customer operations	1,778,507	1,617,767	1,552,109
General and administrative	4,144,194	3,869,811	4,531,736
Other operating expenses:
Video service expenses	3,228,645	3,059,031	3,026,613
Internet expenses	967,315	959,834	910,900
Other	2,008,459	2,751,829	1,976,202
TOTAL COSTS AND EXPENSES	24,383,762	24,587,590	24,365,782
OPERATING INCOME FROM CONTINUING OPERATIONS	7,989,713	6,982,180	7,956,646
OTHER INCOME (EXPENSES):
Interest expense	(2,957,370)	(2,867,135)	(3,401,479)
Income (loss) from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC (Note 5)	4,681,888	2,765,887	2,148,444
Other unconsolidated affiliates (Note 6)	199,462	482,847	96,299
Interest and dividend income	1,018,641	445,333	391,897
Gain on sale of cable television systems and other business (Note 14)		85,271	1,080,723
OTHER INCOME (EXPENSES), net	2,942,621	912,203	315,884
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ANDMINORITY INTEREST	10,932,334	7,894,383	8,272,530
Income tax expense (Note 8)	4,365,000	3,250,000	3,316,000
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	6,567,334	4,644,383	4,956,530
Minority interest in continuing operations of Alliance Telecommunications Corporation			(659,624)
INCOME FROM CONTINUING OPERATIONS	6,567,334	4,644,383	4,296,906
INCOME FROM DISCONTINUED OPERATIONS (Note 2)			881,854
NET INCOME	$6,567,334	$4,644,383	$5,178,760
BASIC NET INCOME PER COMMON SHARE (Note 1):
Continuing operations	$1.72	$1.28	$1.23
Discontinued operations			.25
	$1.72	$1.28	$1.48
DILUTED NET INCOME PER COMMON SHARE (Note 1):
Continuing operations	$1.61	$1.17	$1.14
Discontinued operations			.23
	$1.61	$1.17	$1.37
DIVIDENDS PER SHARE	$.28	$.05	$—
AVERAGE SHARES OUTSTANDING (Notes 1 and 10):
Common shares only	3,821,000	3,635,000	3,487,000
Common and potential common shares	4,084,000	3,970,000	3,765,000

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2005	2004	2003
Net income	$6,567,334	$4,644,383	$5,178,760

Other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	725,115	(22,824)	97,612
Income tax (expense) benefit related to unrealized holding gains and losses on marketable securities	(290,047)	9,130	(39,053)
Minority interest in other comprehensive loss of Alliance Telecommunications Corporation			3,783
Other comprehensive income (loss)	435,068	(13,694)	62,342
Comprehensive income	$7,002,402	$4,630,689	$5,241,102

See notes to consolidated financial statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2002	220,100	$220,100	3,455,067	$34,551	$13,262,969	$28,742,832	$(11,117)	$42,249,335
Net income						5,178,760		5,178,760
Issuance of common stock under Employee Stock Purchase Plan			15,685	157	131,166			131,323
Issuance of common stock to Employee Stock Ownership Plan			11,000	110	139,040			139,150
Issuance of common stock under Employee Stock Option Plan			34,836	348	299,572			299,920
Purchase and retirement of common stock			(1,106)	(11)	(4,333)	(12,818)		(17,162)
Change in unrealized gains on marketable securities, net of deferred taxes							62,342	62,342
BALANCE AT DECEMBER 31, 2003	220,100	220,100	3,515,482	35,155	13,828,414	33,908,774	51,225	48,043,668
Net income						4,644,383		4,644,383
Dividends						(194,040)		(194,040)
Conversion of preferred stock to common stock	(62,300)	(62,300)	62,300	623	61,677			0
Issuance of common stock under Employee Stock Purchase Plan			10,951	109	133,575			133,684
Issuance of common stock to Employee Stock Ownership Plan			20,467	205	286,753			286,958
Issuance of common stock under Employee Stock Option Plan			114,190	1,142	1,310,629			1,311,771
Change in unrealized gains on marketable securities, net of deferred taxes							(13,694)	(13,694)
BALANCE AT DECEMBER 31, 2004	157,800	157,800	3,723,390	37,234	15,621,048	38,359,117	37,531	54,212,730
Net income						6,567,334		6,567,334
Dividends						(1,107,080)		(1,107,080)
Conversion of preferred stock to common stock	(157,800)	(157,800)	157,800	1,578	156,222			0
Issuance of common stock under Employee Stock Purchase Plan			10,733	107	197,728			197,835
Issuance of common stock to Employee Stock Ownership Plan			15,861	159	346,316			346,475
Issuance of common stock under Employee Stock Option Plan			76,174	762	822,488			823,250
Purchase and retirement of common stock			(1,169)	(12)	(4,976)	(24,924)		(29,912)
Change in unrealized gains on marketable securities, net of deferred taxes							435,068	435,068
BALANCE AT DECEMBER 31, 2005	—	$—	3,982,789	$39,828	$17,138,826	$43,794,447	$472,599	$61,445,700

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,567,334	$4,644,383	$5,178,760
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,706,308	8,007,835	8,798,414
Minority stockholders’ interest in earnings of Alliance Telecommunications Corporation			976,023
Gain on split-up of Alliance Telecommunications Corporation			(348,505)
Gains on sales of cable television systems and other business		(85,271)	(1,080,723)
Income from Midwest Wireless Holdings LLC	(4,681,888)	(2,765,887)	(2,533,703)
Income from other unconsolidated affiliates	(199,462)	(482,847)	(272,917)
Cash distributions from Midwest Wireless Holdings LLC	1,994,960	734,499	905,051
Cash distributions from other unconsolidated affiliates	196,595	277,630	239,544
Noncash patronage refunds	(43,587)	(207,951)	(192,669)
Noncash investment income	(59,137)	(46,920)
Changes in assets and liabilities net of effects of discontinued operations:
Accounts receivable	338,879	1,122,483	(259,394)
Materials, supplies and inventories	24,900	124,018	64,449
Other current assets	3,094	34,795	(64,130)
Accounts payable	(785,175)	514,753	(379,206)
Accrued expenses	283,943	(15,441)	547,399
Income taxes payable	1,001,243	(1,490,129)	1,361,111
Deferred investment tax credits	(702)	(5,659)	(18,555)
Deferred income taxes	(444,449)	52,924	1,058
Deferred compensation	52,988	50,874	30,558
Net cash provided by operating activities	11,955,844	10,464,089	12,952,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,997,969)	(4,182,687)	(3,912,756)
Decrease (increase) in construction fund	3,188,424	(704,611)	(2,577,844)
Proceeds from sales of cable television systems and other business		241,301	1,665,782
Investments in other unconsolidated affiliates		(45,510)	(23,191)
Purchases of other investments	(1,101,968)	(453,144)	(443,742)
Proceeds from other investments	772,370	476,036	1,538,423
Decrease (increase) in other assets	17,000	(17,000)	(130,696)
Cash effect of split-up of Alliance Telecommunications Corporation			(5,214,465)
Net cash used in investing activities	(2,122,143)	(4,685,615)	(9,098,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(6,953,622)	(6,523,531)	(32,517,635)
Proceeds from issuance of notes payable and long-term debt	2,500,680	2,892,833	32,810,607
Issuance of common stock	1,021,085	1,445,455	431,243
Cash dividends	(1,107,080)	(194,040)
Purchase of stock	(29,912)		(17,162)
Net cash provided by (used in) financing activities	(4,568,849)	(2,379,283)	707,053
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,264,852	3,399,191	4,561,129
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,980,506	16,581,315	12,020,186
CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,245,358	$19,980,506	$16,581,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,120,718	$3,156,583	$4,338,703
Income taxes paid	3,829,704	4,318,608	3,491,394

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Hector Communications Corporation owns a 100% interest in five local exchange telephone subsidiaries and one cable television subsidiary. The Company also owns a 100% interest in Alliance Telecommunications Corporation, which owns and operates four local exchange telephone companies. At December 31, 2005, the Company’s subsidiaries provided telephone service to 29,407 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota and cable television services to 7,923 subscribers in Minnesota. The Company is also an investor in partnerships and corporations providing wireless telephone and other telecommunications related services.

Prior to July 7, 2003 Alliance Telecommunications Corporation (“Alliance”) was 68% owned by Hector. Golden West Telecommunications Cooperative, Inc. (“Golden West”) of Wall, South Dakota and Alliance Communications Cooperative, Inc. (“ACCI”) of Garretson, South Dakota owned the remaining interests in Alliance. Effective July 7, 2003 Alliance was reorganized under Section 355 of the Internal Revenue Code (“the Split-Up Transactions’). In the Split-Up Transactions, Golden West exchanged its minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, its pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets (Note 2).

Basis of presentation: Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Principles of consolidation: The consolidated financial statements include the accounts of Hector Communications Corporation and its subsidiaries (“Hector” or the “Company”). All material intercompany transactions and accounts have been eliminated.

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

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding include preferred stock, stock options and warrants. The calculation of the Company’s net income per share is included in Exhibit 11 of this form 10-K.

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

	2005	2004	2003
Net income as reported	$6,567,334	$4,644,383	$5,178,760
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(664,617)	(602,259)	(472,941)
Pro forma net income	$5,902,717	$4,042,124	$4,705,819

Basic net income per share:
As reported	$1.72	$1.28	$1.48
Pro forma	$1.54	$1.11	$1.35
Diluted net income per share:
As reported	$1.61	$1.17	$1.34
Pro forma	$1.45	$1.02	$1.25

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

A significant portion of the Company’s revenues is received from long distance carriers in the telephone industry. Consequently, the Company is directly affected by the financial well-being of that industry. The credit risk associated with these accounts is minimized due to the large number of long distance carriers.

Materials, supplies and inventories: Materials, supplies and inventories are valued at the lower of average cost or market.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses from continuing operations was $7,665,246, $7,966,772 and $7,828,067 for 2005, 2004 and 2003, respectively. Depreciation included in costs and expenses from discontinued operations for 2003 was $938,095. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of in the ordinary course of business are removed from assets and any gains or losses are included in accumulated depreciation.

Investments in unconsolidated affiliates: The Company is a co-investor with other rural ILECS in Midwest Wireless Holdings LLC (Note 5) and several other partnerships and limited liability corporations (Note 6). The Company’s percentage of ownership in these joint ventures ranges from 5% to 20%. The Company uses the equity method of accounting for these investments, which reflects original cost and recognition of the Company’s share of operating income or losses from the respective operations.

Other investments: The Company owns Rural Telephone Bank stock, CoBank stock, long-term certificates of deposit, and investments in the stock of other telecommunications service providers. Long-term investments in corporations that are not intended for resale or are not readily marketable and in which the Company does not exercise significant influence are valued using the cost method. The cost method requires the Company to periodically evaluate these investments for impairment and if impairment is found, reduce the investment’s valuation to its net realizable value. No impairment charges have been taken against these investments in the last three years.

Other assets: Other assets owned by the Company include cable television franchises, customer lists and other deferred charges. In accordance with SFAS 142, intangible assets determined to have an indefinite useful life are not amortized. Intangible assets with a determinable life are amortized over the useful life. Amortization included in expenses from continuing operations was $23,445, $23,444 and $23,444 for 2005, 2004 and 2003, respectively (Note 4).

Financial instruments: The Company has a long term investment in Rural Telephone Bank (“RTB”) stock. It is expected the RTB will be dissolved in 2006 and outstanding RTB stock will be redeemed at par value. At December 31, 2005 the par value of the Company’s RTB stock is $11,610,000 and the carrying value is $1,269,000.

The Company also has a long-term investment in units of Midwest Wireless Holdings, LLC. Midwest Wireless and Alltel Corporation (“Alltel”) have entered into a definitive agreement for Alltel to purchase Midwest Wireless. (U.S. Cellular Corporation has filed motions at the FCC and in Delaware State court contesting the definitive agreement.)  The Company estimates its pretax share of the sale proceeds will be $64,900,000. Carrying value of the Company’s investment at December 31, 2005 is  $18,067,000.

The fair value of the Company’s remaining financial instruments approximates carrying value except for long-term investments in other companies and long-term debt. Other long-term investments are not intended for resale and not readily marketable, thus a reasonable estimate of fair value is not practicable (except for investments in RTB stock and Midwest Wireless). The fair value of long-term debt (including the current portion) was $53,533,000 and $56,865,000 at December 31, 2005 and 2004, respectively. Fair values were estimated based on current rates offered to the Company for debt with similar terms and maturities.

New accounting principles: In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payment”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and expensed over the applicable vesting period. Compensation expense for outstanding unvested awards will be measured based on the fair value of the awards as previously calculated developing the pro forma disclosures previously permitted under SFAS 123R. On April 14, 2005 the SEC issued a rule that changed the effective date of SFAS 123R for public companies to the first annual period or interim period in the first fiscal year beginning after June 15, 2005. The Company has chosen the modified prospective basis of the Black-Scholes option pricing model to calculate future stock compensation expense, using a fair value method as prescribed under SFAS 123R. The valuation of equity instruments underlying stock-based compensation and the period in which the related expense is recognized will be based on various assumptions including the estimated life of equity instruments, stock volatility, interest rates and vesting terms. The Company has assessed the impact of adopting SFAS 123R and determined that the disclosures made in Notes 1 and 10 of the Notes to Consolidated Financial Statements provide a reasonable expectation of future expense.

NOTE 2 – SPLIT-UP OF ALLIANCE TELECOMMUNICATIONS CORPORATION

Effective July 7, 2003, Alliance was reorganized under Section 355 of the Internal Revenue Code. As a result of the Split-Up Transactions, Golden West exchanged its 20% minority ownership interest in Alliance for all of the outstanding stock of Sioux Valley Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. ACCI exchanged its 12% minority ownership interest in Alliance for all of the outstanding stock of Hills Telephone Company, which included a pro rata share of Alliance’s ownership interest in Midwest Wireless Holdings, LLC and certain other Alliance assets. Hector became the 100% owner of all the remaining Alliance operations and assets. The Company’s operating results have been restated to separately reflect the continuing and discontinued Alliance operations. Operating results for the discontinued operations in the 2003 period were as follows:

Six Months Ended June 30, 2003
Revenues	$4,750,877
Operating costs and expenses	2,919,858
Operating income	1,831,019

Other income and (expenses):
Interest expense	(680,059)
Interest and dividend income	45,911
Income from investments in unconsolidated affilates:
Midwest Wireless Holdings, LLC	385,259
Other unconsolidated affiliates	176,618
Other expense, net	(72,271)

Income before income taxes and minority interest	1,758,748

Income tax expense	770,000
Income before minority interest	988,748

Minority interest in discontinued operations of Alliance Telecommunications Corporation	(316,399)
Gain on split-up of Alliane Telecommunications Corporation, net of income taxes	209,505
Income from discontinued operations	$881,854

The Company accounted for this transaction using the purchase method. The Company recognized a gain on the transaction to the extent that the fair value of the assets transferred to Golden West and ACCI exceeded book value. The gain was recorded as follows:

Fair value of the Company’s 68% ownership interest in assets and liabilities transferred to Golden West and ACCI in Split-Up Transactions	$12,351,908
Less: Recorded value of assets and liabilities transferred to Golden West and ACCI in Split-Up Transactions	(12,003,403)
Gain on disposal before income taxes	348,505
Deferred income tax expense	(139,000)
Net gain	$209,505

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2005	2004
Land		$447,638	$447,638
Buildings	5-40 years	5,707,743	5,633,898
Machinery and equipment	3-15 years	4,173,175	4,126,976
Furniture and fixtures	5-10 years	1,220,775	1,205,834
Telephone plant	5-33 years	85,974,219	81,948,811
Cable television plant	10-15 years	7,597,515	7,306,199
Construction in progress		199,910	252,155
		105,320,975	100,921,511
Less accumulated depreciation		67,939,405	60,881,018
		$37,381,570	$40,040,493

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

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

The Company performed its most recent annual impairment test of goodwill during the third quarter of 2005. The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded. Changes in the Company’s goodwill by segment are as follows:

	POTS	Other Services	Consolidated
Balance December 31, 2002	$46,768,996	$2,305,997	$49,074,993

Cable television system sales		(970,673)	(970,673)
Split-up of Alliance Telecommunications Corporation:
Goodwill included in discontinued operations	(13,315,447)		(13,315,447)
Eliminate previously recorded goodwill related to the minority interest acquired	(11,005,952)		(11,005,952)
Excess fair value allocated to goodwill in acquisition of minority interest	7,909,006		7,909,006
Balance December 31, 2003	30,356,603	1,335,324	31,691,927
Reduction in goodwill recorded following completion of minority interest acquisition appraisal	(770,833)		(770,883)
Balance December 31, 2004	29,585,770	1,335,324	30,921,094
Balance December 31, 2005	$29,585,770	$1,335,324	$30,921,094

The Company’s other intangible assets consist of deferred loan origination fees, cable television franchises and internet customer lists. Amortization expense for the next five years is estimated as follows: 2006 - $40,600, 2007 - $31,000, 2008 - $17,600, 2009 - $17,600, 2010 - $17,600.

Changes in the Company’s intangible assets and other assets are as follows:

	Intangible Assets	Other Assets	Consolidated
Balance December 31, 2002	$106,751	$304,748	$411,499
Additions	167,845		167,845
Disposals		(14,993)	(14,993)
Amortization	(32,052)		(32,052)
Distributed in Alliance split-up		(122,635)	(122,635)
Balance December 31, 2003	242,544	167,120	409,664
Additions	17,000		17,000
Amortization	(41,063)		(41,063)
Disposals		(3,279)	(3,279)
Balance December 31, 2004	218,481	163,841	382,322
Amortization	(41,062)		(41,062)
Disposals	(17,000)	(8,354)	(25,354)
Balance December 31, 2005	$160,419	$155,487	$315,906

NOTE 5 – MIDWEST WIRELESS HOLDINGS LLC

At December 31, 2005 the Company owned 8.0% of Midwest Wireless Holdings LLC, which provides cellular service to rural service areas in Minnesota, Wisconsin and Iowa and the Rochester, Minnesota MSA. The Company’s ownership is recorded on the equity method of accounting, which reflects original cost and recognition of the Company’s share of income or losses. The excess of cost over the Company’s share of equity in Midwest Wireless at the time of acquisition was $5,595,000 at December 31, 2005. At December 31, 2005, the Company’s cumulative share of income from Midwest Wireless was $18,140,000, of which $11,186,000 was undistributed.

Midwest Wireless has loan agreements with the Rural Telephone Finance Cooperative (“RTFC”) that place restrictions on distributions to members.

On November 17, 2005 Midwest Wireless and Alltel Corporation (“Alltel”) entered into a definitive agreement for Alltel to purchase Midwest Wireless. Compensation paid by Alltel would total $1.075 billion, including payments to Midwest Wireless shareholders, payments to minority interest holders in certain Midwest properties and assumption of Midwest Wireless’ outstanding debt. The Company estimates its pretax share of the proceeds will be $64,900,000. U.S. Cellular Corporation has initiated proceedings at the FCC and in Delaware State court contesting the definitive agreement. Midwest Wireless expects to close the transaction in 2006, subject to settlement of U.S. Cellular’s claims, satisfaction of customary conditions and receipt of regulatory approvals.

Summarized audited financial information for Midwest Wireless for 2005, 2004 and 2003 is as follows:

	Year Ended December 31
	2005	2004	2003
Current assets	$33,104,932	$27,685,169	$22,017,707
Noncurrent assets	362,172,494	366,455,303	360,331,919
Current liabilities	40,753,598	54,760,003	42,224,377
Noncurrent liabilities	120,351,115	142,767,502	172,862,375
Minority interest	19,146,185	14,919,971	11,617,812
Members’ equity	215,026,528	181,692,996	155,645,062
Revenues	264,013,168	220,679,372	179,563,840
Operating income	73,851,914	44,700,128	38,208,082
Net income	58,232,113	35,215,044	26,695,403

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is a co-investor with other rural ILECS in several other partnerships and limited liability corporations. These joint ventures make it possible to offer certain services to customers, including directory services, centralized switching or fiber optic transport of messaging, that the Company could not afford to offer on its own. These joint ventures also make it possible to invest in new technologies with a lower level of financial risk. The Company recognizes income and losses from these investments on the equity method of accounting. The following table summarizes the Company’s ownership percentage, current investment and income or loss from these investments in 2005, 2004 and 2003:

	Ownership Interest	Book Value at December 31		Income (Loss) on Investment
		2005	2004	2005	2004	2003
Broadband Visions	16.7%	$644,845	$673,425	$(28,580)	$(10,548)	$(14,182)
Communications Mgmt Grp	6.5%	251,456	232,215	19,241	35,915	20,058
Desktop Media	17.0%	144,792	152,938	(3,146)		(167,036)
Independent Pinnacle	7.9%	530,371	471,892	82,012	235,743
Northern Transport Group	20.0%	131,236	234,699	(103,463)	(79,880)	(38,860)
NW Minnesota Spec Access	5.3%	34,606	47,396	17,210	19,671	19,113
South Central Switching						1,894
702 Communications	18.1%	1,376,101	1,289,003	205,160	270,980	236,813
West Central Transport	5.0%	194,186	203,158	11,028	10,966	38,499
		$3,307,593	$3,304,726	$199,462	$482,847	$96,299

NOTE 7 - MARKETABLE SECURITIES AND GAINS ON SALES OF INVESTMENTS

Marketable securities consist principally of equity securities of other telecommunications companies. The Company’s marketable securities portfolio was classified as available-for-sale at December 31, 2005 and December 31, 2004. The cost and fair values of available-for-sale investment securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005	$1,102,009	$844,188	$(56,522)	$1,889,675
December 31, 2004	$447,483	$79,586	$(17,035)	$510,034

Net unrealized gains on marketable securities, net of related deferred taxes, are included in stockholders’ equity as accumulated other comprehensive income at December 31, 2005 and 2004 as follows:

	Net Unrealized Gains	Deferred Income Taxes	Accumulated Comprehensive Income
December 31, 2005	$787,666	$(315,067)	$472,599
December 31, 2004	$62,551	$(25,020)	$37,531

These amounts have no cash effect and are not included in the statement of cash flows.

NOTE 8 - INCOME TAXES

Before completion of the split-up of Alliance Telecommunications Corporation, Hector Communications Corporation and its wholly owned subsidiaries filed a consolidated tax return separate from the consolidated return for Alliance and its subsidiaries. Since the split-up date all subsidiary companies are included in Hector’s consolidated return. Income tax expenses (benefits) from continuing operations on the last three years were:

	Year Ended December 31
	2005	2004	2003
Currently payable taxes:
Federal	$3,950,000	$2,318,000	$2,434,000
State	1,060,000	884,000	1,039,000
	5,010,000	3,202,000	3,473,000

Deferred income taxes (benefit)	(644,000)	53,000	(138,000)
Deferred investment tax credits	(1,000)	(5,000)	(19,000)
	$4,365,000	$3,250,000	$3,316,000

Deferred tax assets and liabilities as of December 31 related to the following:

	2005	2004
Deferred tax liabilities:
Accelerated depreciation	$3,948,152	$4,893,554
Partnership and LLC investments	1,721,000	1,798,000
Marketable securities	315,000	25,000
Other	163,000	188,000
	6,147,152	6,904,544

Deferred tax assets:
Deferred compensation	330,000	292,000
Intangibles	77,000	127,000
Accrued expenses	271,000	245,000
Bad debts	11,000	406,000
Other	152,000	374,000
	841,000	1,444,000
Net deferred tax liability	$5,306,152	$5,460,554

The provision for income taxes varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2005	2004	2003
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(.9)
State income taxes, net of federal benefit	6.1	7.1	6.2
Investment tax credits	—	—	(.2)
Other	(.2)	.1	—
Effective tax rate	39.9%	41.2%	40.1%

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

	December 31
	2005	2004
Notes payable to CoBank by Hector Communications Corporation in quarterly installments, average interest rate of 6.9%, due 2006 to 2013	$20,625,000	$23,375,000

Rural Utilities Service (“RUS”) and Rural Telephone Bank (“RTB”) mortgage notes, payable by telephone company subsidiaries in monthly and quarterly installments, average rate of 5.0%, due 2006 to 2028	35,358,538	36,915,059

Notes payable to former owners of Felton Telephone Company by Hector Communications Corporation in monthly installments, interest rate of 8.25%, due 2005		146,421
	55,983,538	60,436,480
Less current portion	6,527,400	6,352,000
	$49,456,138	$54,084,480

The Rural Utilities Service (RUS) and the Rural Telephone Bank (RTB) are the Company’s primary sources of long-term financing for additions to telephone plant and equipment. The RUS has made long-term, low-interest loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS is authorized to make hardship loans at a 5% interest rate and cost-of-money loans at a rate reflecting the government’s cost of money for a like term. The RTB advances funds at the average U.S. government cost-of-money for the year for like maturities. In some cases RTB loans are made concurrently with RUS loans.

Substantially all of the telephone plant of the LEC subsidiaries is pledged or is subject to mortgages to secure obligations to the RUS and RTB. At December 31, 2005, the Company’s local exchange carrier subsidiaries had unadvanced loan commitments under the RUS and RTB programs aggregating approximately $57,615,000. These loan funds can be drawn down to finance RUS and RTB approved capital additions in future years.

As a condition of maintaining the Company’s loan with CoBank, the Company owns stock in the bank. At December 31, 2005, investment in CoBank stock was $2,739,000.

CoBank is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank on a patronage basis shares in the bank’s net income through payment of patronage refunds. Patronage refunds included in continuing operations were $218,000, $245,000 and $219,000 in 2005, 2004 and 2003, respectively. Approximately 50% of patronage refunds are received in cash, with the balance in stock in the bank. The accrued patronage refund is reflected in the Company’s operating statement as a reduction of interest expense. The Company cannot predict what patronage refunds might be in future years.

Pledges of the parent company assets and the stock of the Company’s subsidiaries secure CoBank’s loan. Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 6.9% at December 31, 2005. Principal payments are made quarterly and will continue until April 2013.

The amount of dividends on common stock that may be paid by the subsidiaries to the Company is limited by certain financial covenants set forth in the RUS, RTB and CoBank mortgages. At December 31, 2005, $20,804,000 of subsidiaries’ retained earnings was available for dividend payments to Hector. At December 31, 2005, $42,152,000 of Hector’s retained earnings was not available to pay dividends to shareholders due to restrictions in the debt agreements.

The Company is continuing its construction program to upgrade its telephone and cable television properties. Planned expenditures for Hector and Alliance properties in 2006 are $4,234,000. The Company intends to use RUS and RTB loan funds to help finance these projects. Loan funds received are deposited in construction fund accounts and disbursements are restricted, subject to RUS approval, to construction costs authorized by the loan agreements.

Until July 7, 2003 the Company had a term loan and a $5,000,000 revolving line of credit from Rural Telephone Finance Cooperative (“RTFC”). Part of the proceeds of the Company’s term loan from CoBank was used to repay the RTFC loan and terminate the revolving line of credit.

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2006	$6,527,400
2007	6,312,400
2008	6,409,100
2009	6,584,800
2010	6,852,500

NOTE 10 - STOCKHOLDERS’ EQUITY

Preferred stock is entitled to share ratably with common shareholders in any dividends or distributions paid by the Company, but are not entitled to any dividend distribution separate from common shareholders. Preferred shareholders have no voting rights. Each share of preferred stock is convertible into one share of common stock.

Common shares are reserved for issuance in connection with stock option plans under which 1,100,000 shares may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. Another provision of the plans automatically grants 3,000 shares of nonqualified stock options per year to each nonemployee director. Options issued under this provision have a ten-year term and an exercise price not less than fair market value at date of grant. At December 31, 2005, 109,333 shares were available to be issued under the plans. Changes in outstanding employee and director stock options during the three years ended December 31, 2005 are as follows:

	Number of shares	Average exercise price per share
Outstanding at December 31, 2002	446,175	$11.28
Granted	115,850	12.18
Exercised	(67,125)	10.22
Canceled	(23,583)	11.86
Outstanding at December 31, 2003	471,317	11.62
Granted	123,850	18.63
Exercised	(140,800)	10.83
Canceled	(2,800)	10.61
Outstanding at December 31, 2004	451,567	13.80
Granted	51,750	22.48
Exercised	(107,525)	12.48
Canceled	(9,200)	16.01
Outstanding at December 31, 2005	386,592	$15.27

The Company receives an income tax benefit related to the gains received by employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options. The amount of tax benefit received by the Company was $179,000, $247,000 and $23,000 in 2005, 2004 and 2003 respectively. The tax benefit amounts have been credited to additional paid-in capital.

Options issued to officers and key employees are subject to vesting. Options issued in 2005 vested and became exercisable six months from the date of issue. Options issued prior to 2005 are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue. At December 31, 2005, 356,000 stock options are currently exercisable at an average price of $15.00 per share. The following table summarizes the status of stock options outstanding at December 31, 2005:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price
$ 7.25 to $9.99	3,000	1.0 years	$8.08
$ 10.00 to $12.00	115,492	1.8 years	11.17
$ 12.01 to $15.00	111,550	3.1 years	13.30
$ 15.01 to $20.00	95,900	4.2 years	18.49
$ 20.01 to $24.31	60,650	5.5 years	21.96

100,000 shares are reserved for issuance under the 2003 Employee Stock Purchase Plan (“ESPP”). Under terms of the plan, eligible employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price of shares purchased by the employees is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 10,733 and 10,951 in 2005 and 2004 respectively. Shares issued to employees under the 1990 Employee Stock Purchase Plan in 2003 were 15,685. There were no employee subscriptions for additional shares outstanding at December 31, 2005.

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, but applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

	Year Ended December 31
	2005	2004	2003
Net income	$5,902,717	$4,042,124	$4,705,819
Basic net income per share	$1.54	$1.11	$1.35
Diluted net income per share	$1.45	$1.02	$1.25

The fair value of the Company’s stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model:

	Year Ended December 31
	2005	2004	2003
Expected volatility	31.7%	28.8%	29.6%
Risk free interest rate	4.2%	2.9%	2.9%
Expected holding period – employees	4 years	4 years	4 years
Expected holding period – directors	7 years	7 years	7 years
Dividend yield	.9%	0%	0%

Pro forma stock-based compensation cost was $664,617, $602,259 and $472,941 in 2005, 2004 and 2003, respectively. Fair value of all options issued was $380,593, $712,191 and $453,450 in 2005, 2004 and 2003, respectively.

Hector paid cash dividends totaling $.28 and $.05 per share on its common stock and preferred stock in 2005 and 2004 respectively. The amount and timing of future dividends will be determined at the discretion of the Board of Directors. Hector has no obligation to pay dividends on its preferred stock except that preferred stock receives the same per share dividend as common stock.

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company purchased and retired 1,169 and 1,106 shares in 2005 and 2003 respectively. No shares were repurchased in 2004. Cost of the repurchased shares was $30,000 and $17,000 in 2005 and 2003 respectively. At December 31, 2005, 213,800 shares could be repurchased under outstanding Board authorizations.

Effective August 1, 1990, the Board of Directors adopted an employee stock ownership plan (“ESOP”). Contributions to the ESOP are determined by the Board on an annual basis and can be made in cash or by issuing shares of the Company’s common stock. ESOP expense reflects the market value of company stock contributed to the accounts of eligible employees at the time of the contribution. ESOP expense was $307,600, $328,100 and $284,600 for 2005, 2004 and 2003, respectively. At December 31, 2005, the ESOP held 112,460 shares of the Company’s common stock, all of which had been allocated to the accounts of participating employees. An additional 10,220 shares of common stock, representing the Company’s 2005 contribution, were issued to the plan in March 2006. All eligible employees of Hector Communications Corporation and its subsidiaries participate in the plan after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

In 1999 the Board of Directors adopted a shareholders’ rights plan. Under the plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65. The rights expire on July 27, 2009. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15% or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has 401(k) savings plans for its employees. Employees who meet certain age and service requirements may contribute up to 15% of their salaries to the plan on a pretax basis. The Company matches a portion of employee contributions. Contributions to the plan by the Company’s continuing operations for 2005, 2004 and 2003 were approximately $156,000, $159,000 and $166,000 respectively.

Alliance had a deferred compensation agreement with two former officers of Ollig Utilities, Inc. Under the agreement, the salaries of these officers were continued after their retirement based on a formula stated in the agreement. Under the terms of the split-up agreement, the Company is responsible for 68% of the remaining deferred compensation, Golden West is responsible for 20% and ACCI is responsible for 12%. Deferred compensation expense included in continuing operations was $120,000, $116,000 and $98,000 in 2005, 2004 and 2003 respectively. Payments made under the agreement by the Company’s continuing operations were $67,000, $65,000 and $63,000 in 2005, 2004 and 2003 respectively.

NOTE 12 - TRANSACTIONS WITH AFFILIATES

Transactions between the Company and Communications Systems, Inc. (CSI), the Company’s former parent, are based on a distribution agreement, which provides for the Company’s use of certain of CSI’s staff and facilities, with related costs paid by the Company. Services provided by CSI aggregated approximately $241,000, $293,000 and $208,000 in 2005, 2004 and 2003 respectively. Intercompany accounts with CSI are handled on an open account basis. Outstanding amounts payable to CSI were $51,000 and $217,000 at December 31, 2005 and 2004, respectively.

The Company receives and provides services to various partnerships and limited liability corporations in which it is a minority investor. Services received include transport, directory services, centralized equal access and digital television signals. Services provided include commissioned sales, transport, accounting and management. Revenues from transactions with these affiliates were $1,469,000, $1,533,000 and $1,676,000 in 2005, 2004 and 2003 respectively. Expenses from transactions with the affiliates were $1,020,000, $980,000 and $1,276,000 in 2005, 2004 and 2003 respectively.

Costs of services the Company receives from affiliated parties may not be indicative of the costs of such services had they been obtained from different parties.

NOTE 13 - SEGMENT INFORMATION

The Company’s segment information is presented on a product line basis. The majority of the Company’s operations consist of providing basic telephone services (often referred to as “plain old telephone service” or “POTS”) to residential and business customers within its service territories. POTS revenues consist mainly of fees for local service which are billed directly to customers and access revenues which are received for intrastate and interstate exchange services provided to long distance carriers. POTS revenues are subject to regulation by a number of state and federal government agencies.

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

No single customer accounted for a material portion of the Company’s revenues in any of the last three years. Segment information presents only continuing operations except where noted:

	POTS	Other Services	Consolidated
Year Ended December 31, 2005
Revenues	$21,963,150	$10,410,325	$32,373,475
Costs and expenses	16,361,143	8,022,619	24,383,762
Operating income	$5,602,007	$2,387,706	$7,989,713

Depreciation and amortization:
Charged to operations	$6,116,020	$1,572,671	$7,688,691
Charged to interest expense		17,617	17,617
	$6,116,020	$1,590,288	$7,706,308

Total assets	$90,447,583	$37,306,708	$127,754,291

Capital expenditures	$4,260,960	$737,009	$4,997,969

Year Ended December 31, 2004
Revenues	$21,524,422	$10,045,348	$31,569,770
Costs and expenses	16,245,236	8,342,354	24,587,590
Operating income	$5,279,186	$1,702,994	$6,982,180

Depreciation and amortization:
Charged to operations	$6,275,688	$1,714,528	$7,990,216
Charged to interest expense		17,618	17,618
	$6,275,688	$1,732,146	$8,007,834

Total assets	$93,816,150	$31,106,693	$124,922,843

Capital expenditures	$3,371,071	$811,616	$4,182,687

	POTS	Other Services	Consolidated
Year Ended December 31, 2003
Revenues from continuing operations	$22,192,492	$10,129,936	$32,322,428
Costs and expenses	15,897,022	8,468,760	24,365,782
Operating income from continuing operations	6,295,470	1,661,176	7,956,646

Depreciation and amortization:
Charged to operations	$6,178,096	$1,673,415	$7,851,511
Charged to interest expense		8,808	8,808
	$6,178,096	$1,682,223	7,860,319
Discontinued operations			938,095
			$8,798,414

Total assets	$92,086,084	$30,973,271	$123,059,355

Capital expenditures	$2,926,738	$729,123	$3,655,861
Discontinued operations			256,895
			$3,912,756

NOTE 14 – SALES OF CABLE TELEVISION SYSTEMS AND OTHER BUSINESS

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements or change in control agreements with officers and key employees of the Company. The agreements provide for severance payments in the event of a change in control of the Company and employment termination for reasons other than cause.

NOTE 16 – PENDING TRANSACTIONS

In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem the stock. Congress removed legal restrictions on the redemption of RTB stock in 2005. It is expected the RTB will be dissolved in 2006 and outstanding RTB stock will be redeemed at par value. At December 31, 2005 the par value of the Company’s RTB stock is $11,610,000 and the carrying value is $1,269,000.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Operating Results

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
2005
Revenues	$7,649	$7,858	$8,133	$8,733
Operating income	1,813	1,716	2,078	2,383
Net income	1,386	1,493	1,677	2,011
Basic net income per share	$.37	$.40	$.44	$.51
Diluted net income per share	$.34	$.37	$.41	$.49

2004
Revenues	$7,946	$7,992	$7,806	$7,826
Operating income	1,981	1,452	1,923	1,626
Net income	1,193	954	1,294	1,203
Basic net income per share	$.34	$.26	$.35	$.33
Diluted net income per share	$.31	$.24	$.32	$.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control

During the period covered by this Report there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 25, 2006 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph (b) of Item 401 with respect to officers is set forth under Item 1(a)(c) herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act Section 16a compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material, which information is expressly incorporated by reference herein.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to Hector’s Assistant Secretary at the executive offices of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2005:

Securities Authorized For Issuance Under Equity Compansations Plans

	(a)	(b)	(c)
Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1990 Stock Plan	20,000	$11.22	—
1999 Stock Plan	366,592	$15.49	109,333
2003 Employee Stock Purchase Plan	—	—	78,316

Equity compensation plans not approved by security holders:

None

(1)          The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption “Certain Transactions” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 of Form 10-K and by Item 9(e) of Schedule 14A will be set forth under the caption “The Company’s Auditors” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Hector Communications Corporation and subsidiaries appear at pages 31 to 51 herein:

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) (2)                 Financial Statement Schedules

The following financial statement schedules are being filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm on financial statement schedules for the years ended December 31, 2005, 2004 and 2003

Schedule I - Condensed Financial Information of Registrant
Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Separate financial statements of Midwest Wireless Holdings LLC, a 50 percent or less owned equity method investment,  included as this entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

(a)  (3)              Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report by Item 601 of Regulation S-K, including each management contract or compensatory plan or arrangement are described on the Exhibit Index which appears on page 81 of the sequential numbering system used in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECTOR COMMUNICATIONS CORPORATION

Dated: March 27, 2006	/s/ Curtis A. Sampson
Curtis A. Sampson, Chairman of the Board
of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 27, 2006
Curtis A. Sampson	Chief Executive Officer and Director

/s/Steven H. Sjogren	President, Chief Operating Officer,	March 27, 2006
Steven H. Sjogren	and Director

/s/Paul N. Hanson	Vice President, Treasurer and	March 27, 2006
Paul N. Hanson	Director

/s/Charles A. Braun	Chief Financial Officer and	March 27, 2006
Charles A. Braun	Principal Accounting Officer

/s/Ronald J. Bach	Director	March 27, 2006
Ronald J. Bach

/s/James O. Ericson	Director	March 27, 2006
James O. Ericson

/s/Luella Gross Goldberg	Director	March 27, 2006
Luella Gross Goldberg

/s/Paul A. Hoff	Director	March 27, 2006
Paul A. Hoff

/s/Gerald D. Pint	Director	March 27, 2006
Gerald D. Pint

/s/Wayne E. Sampson	Director	March 27, 2006
Wayne E. Sampson

HECTOR COMMUNICATIONS CORPORATION

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

Shareholders and Board of Directors

Hector Communications Corporation

The audit of the consolidated financial statements of Hector Communications Corporation and subsidiaries referred to in our opinion dated February 17, 2006, included the related financial statement schedules as listed in item 15(a) 2. In our opinion, these financial statement schedules, when considered in relation to the basic consolidated financial statements, present fairly in all material respects the information set forth therein.

/s/ Olsen Thielen and Co., Ltd.
Olsen Thielen and Co., Ltd.
St. Paul, Minnesota
February 17, 2006

HECTOR COMMUNICATIONS CORPORATION

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HECTOR COMMUNICATIONS CORPORATION (PARENT COMPANY)

BALANCE SHEETS

	December 31
	2005	2004

Assets:
Cash	$3,011,784	$310,226
Investment in subsidiaries	72,260,791	64,518,405
Other current assets	773,779	2,240,322
Property, plant and equipment, net	540,311	736,967
Accounts with subsidiaries	2,146,061	9,138,554
Investment in Midwest Wireless Holdings, LLC	2,626,882
Other investments	3,196,104	3,242,052
Other assets	124,808	142,023
Total Assets	$84,680,520	$80,328,549

Liabilities and Stockholders’ Equity:
Accounts payable	$260,165	$282,765
Other current liabilities	2,349,655	2,311,633
Current portion of long-term debt	2,750,000	2,896,000
Long-term debt	17,875,000	20,625,421
Total Liabilities	23,234,820	26,115,819

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized:
Convertible Series A, 0 and 157,800 shares issued and outstanding		157,800
Common stock, par value $.01 per share; 10,000,000 shares authorized; 3,982,789 and 3,723,390 shares issued and outstanding	39,828	37,234
Additional paid-in capital	17,138,826	15,621,048
Retained earnings	43,794,447	38,359,117
Accumulated other comprehensive income	472,599	37,531
Total Stockholders’ Equity	61,445,700	54,212,730
Total Liabilities and Stockholders’ Equity	$84,680,520	$80,328,549

See notes to condensed financial statements of registrant.

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2005	2004	2003
Revenues:
Sales	$285,789	$340,957	$184,881
Operating expenses	698,702	438,170	342,980
Operating loss	(412,913)	(97,213)	(158,099)

Other income (expenses):
Equity in earnings of Midwest Wireless Holdings LLC	283,257
Income (loss) from other investments	(14,262)	(5,275)	(7,094)
Interest expense, net	(1,119,124)	(955,721)	(694,419)
Income tax benefit	534,301	550,494	358,773
Net other expenses	(315,828)	(410,502)	(342,740)

Loss before equity in earnings of subsidiaries	(728,741)	(507,715)	(500,839)

Equity in earnings of subsidiaries	7,296,075	5,152,098	5,679,599
Net income	6,567,334	4,644,383	5,178,760

Other comprehensive income (loss):
Unrealized holding gains (losses) of subsidiaries on marketable securities	725,115	(22,824)	97,612
Income tax (expense) benefit related to unrealized holding gains and losses of subsidiaries on marketable securities	(290,047)	9,130	(39,053)
Minority interest in other comprehensive loss of subsidiaries			3,783

Other comprehensive income (loss)	435,068	(13,694)	62,342

Comprehensive income	$7,002,402	$4,630,689	$5,241,102

See notes to condensed financial statements of registrant.

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$6,567,334	$4,644,383	$5,178,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of Midwest Wireless Holdings LLC	(283,257)
Cash distributions from Midwest Wireless Holdings LLC	99,892
Loss from other investments	14,262	5,275	7,094
Noncash patronage refund	(43,587)	(207,951)	(12,368)
Equity in earnings of subsidiaries	(7,296,075)	(5,152,098)	(5,679,599)
Depreciation and amortization	223,770	158,875	86,492
Changes in assets and liabilities:
Other current assets	1,474,038	(825,856)	(1,199,393)
Accounts with subsidiaries	4,548,976	3,019,018	(3,251,012)
Accounts payable	(22,600)	(22,973)	265,462
Other current liabilities	384,497	397,847	1,465,357
Net cash provided by (used in) operating activities	5,667,250	2,016,520	(3,139,207)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,899)	(117,519)	(225,118)
Purchases of other investments	(15,300)	(30,000)	(2,554,925)
Cash proceeds from other investments	71,835	203,082	126,567
Decrease (increase) in other assets			(167,845)
Investments in affiliates			(17,999,944)
Net cash provided by (used in) investing activities	46,636	55,563	(20,821,265)

Cash flows from financing activities:
Repayment of long-term debt	(2,896,421)	(3,306,497)	(3,141,633)
Proceeds from issuance of notes payable and long-term debt			26,812,500
Issuance of common stock	1,021,085	1,445,455	431,243
Purchase of stock	(29,912)		(17,162)
Cash dividends	(1,107,080)	(194,040)
Net cash provided by (used in) financing activities	(3,012,328)	(2,055,082)	24,084,948

Net increase in cash and cash equivalents	2,701,558	17,001	124,476

Beginning cash and cash equivalents	310,226	293,225	168,749
Ending cash and cash equivalents	$3,011,784	$310,226	$293,225

Supplemental disclosures of cash flow information:
Interest paid	$1,287,572	$1,210,618	$524,940
Income taxes paid	3,708,000	3,640,000	1,446,590

See notes to condensed financial statements of registrant.

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

Note 1 – Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant’s Annual Report as referenced in Form 10-K, Part II, Item 8.

Note 2 – Investment in Subsidiaries

In 2003 the Company acquired the 32% minority interest in Alliance Telecommunications Corporation. In 2004 the Company received noncash dividends from its subsidiaries totaling $8,739,000. The dividend was recorded in the Company’s accounts with its subsidiaries. In 2005 a subsidiary transferred its ownership interest in Midwest Wireless Holdings, LLC to the Company. The transfer was recorded in the Company’s accounts with its subsidiaries.

Note 3 – Long Term Debt

	December 31
	2005	2004

Note payable to CoBank in quarterly installments, interest rate of 6.9%, due 2013	$20,625,000	$23,375,000

Notes payable to former owners of Felton Telephone Company in monthly installments, interest rate of 8.25%, due 2005		146,421
Less current portion	(2,750,000)	(2,896,000)
	$17,875,000	$20,625,421

The annual requirements for principal payments on notes payable and long-term debt are as follows:

2006	$2,750,000
2007	2,750,000
2008	2,750,000
2009	2,750,000
2010	2,750,000

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Revenues	Additions Charged to Expense	Deductions from Reserves		Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2005	$37,000		$52,000	$63,000	(A)	$26,000

December 31, 2004	$35,000		$336,000	$334,000	(A)	$37,000

December 31, 2003	$20,000	$93,000		$78,000	(A)	$35,000

(A)  Accounts determined to be uncollectible and charged off against reserve.

Midwest Wireless

Holdings L.L.C.

Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Midwest Wireless Holdings L.L.C.

Index

December 31, 2005, 2004 and 2003

Report of Independent Auditors

To the Board of Managers and Members of

Midwest Wireless Holdings L.L.C.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, changes in members’ equity, and cash flows present fairly, in all material respects, the financial position of Midwest Wireless Holdings L.L.C. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003.

/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 7, 2006

Midwest Wireless Holdings L.L.C.

Consolidated Statements of Financial Position

December 31, 2005 and 2004

	2005	2004

Assets
Current assets
Cash and cash equivalents	$2,182,293	$1,174,378
Accounts receivable, less allowance for doubtful accounts of $806,478 and $716,100 in 2005 and 2004, respectively	24,326,774	20,348,616
Inventories	4,979,295	4,385,157
Other current assets	1,616,570	1,777,018
Total current assets	33,104,932	27,685,169
Property, cellular plant and equipment, net	127,416,622	127,835,566
FCC licenses	212,201,696	212,347,514
Goodwill and other intangible assets, net	15,259,285	17,151,736
Investments in cooperatives	7,294,891	9,120,487
Total assets	$395,277,426	$394,140,472
Liabilities and Members’ Equity
Current liabilities
Current portion of long-term debt	$1,188,255	$22,590,500
Revolving loan	2,917,176	—
Accounts payable	10,164,177	7,350,406
Other accrued expenses	18,056,019	16,848,298
Deferred revenue	8,427,971	7,970,799
Total current liabilities	40,753,598	54,760,003
Other liabilities	4,821,349	4,021,692
Long-term debt	115,529,766	138,745,810
Total liabilities	161,104,713	197,527,505
Minority interest	19,146,185	14,919,971
Commitments and contingencies (Notes 8 and 11)
Members’ equity	215,026,528	181,692,996
Total liabilities and members’ equity	$395,277,426	$394,140,472

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Operating revenues
Subscriber service	$193,943,656	$171,410,835	$140,823,140
Roamer service	38,220,125	29,540,968	28,107,407
Other operating revenues	31,849,387	19,727,569	10,633,293
	264,013,168	220,679,372	179,563,840
Operating expenses
Operations and maintenance (exclusive of items shown separately below)	51,283,804	44,906,175	33,987,898
Cost of equipment sold	25,267,051	26,858,490	12,115,073
Home roamer costs	31,841,915	29,485,393	31,280,458
Depreciation	29,083,836	28,140,602	22,593,187
Amortization of intangible assets	2,110,500	1,712,858	267,278
Selling, general and administrative	50,574,148	44,875,726	41,111,864
	190,161,254	175,979,244	141,355,758
Operating income	73,851,914	44,700,128	38,208,082
Other income (expense)
Interest expense	(8,303,958)	(7,584,944)	(7,204,744)
Interest and dividend income	299,262	6,453	2,887
Gain on disposal of FCC licenses	—	2,616,674	—
Other	(233,570)	(59,388)	(61,529)
Total other expense	(8,238,266)	(5,021,205)	(7,263,386)
Minority interest	(7,381,535)	(4,463,879)	(3,494,303)
Income before cumulative effect of change in accounting principle	58,232,113	35,215,044	27,450,393
Cumulative effect of change in accounting principle net of minority interest (Note 2)	—	—	(754,990)
Net income	$58,232,113	$35,215,044	$26,695,403

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Capital Contributions	Accumulated Income	Total Members’ Equity

Balances at December 31, 2002	$84,713,099	$51,786,783	$136,499,882
Issuance of units related to the acquisition of Iowa properties	1,941,468	—	1,941,468
Distributions to members	—	(9,491,691)	(9,491,691)
Net income	—	26,695,403	26,695,403
Balances at December 31, 2003	86,654,567	68,990,495	155,645,062
Distributions to members	—	(9,167,110)	(9,167,110)
Net income	—	35,215,044	35,215,044
Balances at December 31, 2004	86,654,567	95,038,429	181,692,996
Distributions to members	—	(24,898,581)	(24,898,581)
Net income	—	58,232,113	58,232,113
Balances at December 31, 2005	$86,654,567	$128,371,961	$215,026,528

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities
Net income	$58,232,113	$35,215,044	$26,695,403
Adjustments to reconcile net income to net cash provided by operating activities
Net income allocated to minority interest	7,381,535	4,463,879	3,398,600
Provision for bad debts	1,587,846	1,605,361	1,327,703
Depreciation	29,966,794	28,140,602	22,593,187
Amortization of intangibles	2,110,500	1,712,858	267,278
Gain on disposal of assets	(58,113)	(2,643,653)	(125,277)
Patronage received in form of cooperative stock	(411,666)	(298,301)	(361,318)
Appreciation Rights Plan compensation	2,423,707	1,618,494	1,359,360
Cumulative effect of accounting change	—	—	850,693
Changes in assets and liabilities
Accounts receivable	(5,566,004)	(5,705,896)	(2,434,724)
Inventories	(594,138)	(1,805,514)	(1,168,070)
Other assets	331,606	(475,402)	234,808
Accounts payable	925,333	1,213,435	493,555
Deferred revenue and accrued expenses	1,664,893	3,474,365	(1,179,906)
Other liabilities	(1,624,050)	639,798	1,863,618
Net cash provided by operating activities	96,370,356	67,155,070	53,814,910

Cash flows from investing activities
Acquisition of cellular properties	—	—	(42,780,847)
Payments for property, cellular plant and equipment	(29,748,633)	(33,835,896)	(29,234,491)
Proceeds from the disposal of fixed assets	87,738	359,193	518,573
Proceeds from the disposal of FCC licenses	145,818	2,832,456	—
Purchase of intangible assets	(218,049)	(1,286,877)	—
Redemption of cooperative stock	2,237,262	282,481	421,527
Net cash used in investing activities	(27,495,864)	(31,648,643)	(71,075,238)

Cash flows from financing activities
Proceeds (payments) on revolving loan	2,917,176	—	(25,000,000)
Book overdraft	1,888,438	—	—
Proceeds from long-term debt	146,659,941	—	68,297,657
Payments on long-term debt	(191,278,230)	(25,891,585)	(14,815,075)
Distributions to members	(24,898,581)	(9,167,110)	(9,491,691)
Distribution from subsidiary to minority interest	(3,155,321)	(1,161,720)	(1,209,407)
Net cash (used in) provided by financing activities	(67,866,577)	(36,220,415)	17,781,484
Net change in cash and cash equivalents	1,007,915	(713,988)	521,156

Cash and cash equivalents
Beginning of year	1,174,378	1,888,366	1,367,210
End of year	$2,182,293	$1,174,378	$1,888,366

Supplemental disclosure
Cash paid during the year for interest	$10,500,120	$7,993,662	$8,165,844
Equity units issued for acquisitions	—	—	1,941,468

Noncash investing activities
Equipment acquired under capital leases	—	1,386,246	3,244,433

The accompanying notes are an integral part of these consolidated financial statements.

Midwest Wireless Holdings L.L.C.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

1.                          Business Description

Midwest Wireless Holdings L.L.C. (the “Company”) was formed in November 1999 as a Delaware limited liability company to acquire and operate cellular communications properties in the Midwest portion of the United States of America. Upon its formation, the Company exchanged its equity units for approximately 86% of the equity units of Midwest Wireless Communications L.L.C.

2.                          Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the Company’s wholly owned subsidiaries, Midwest Wireless Iowa L.L.C. and Midwest Wireless Wisconsin L.L.C., as well as its majority owned subsidiary, Midwest Wireless Communications L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less that are readily convertible to cash. The Company has funds on deposit with financial institutions that exceed federally insured limits as of December 31, 2005 and 2004.

Inventories

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

December 31, 2005, 2004 and 2003

Property, Cellular Plant and Equipment

Property, cellular plant and equipment is stated at its original cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of property, cellular plant and equipment are as follows:

Building and improvements	3–30 years
Other equipment	2–20 years
Communication and network equipment	7–15 years
Vehicles	3 years
Computer equipment	3 years

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

Asset Retirement Obligation

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement relates to the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period it is incurred if a reasonable estimate of fair value can be made. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss. For the Company, an ARO includes those costs associated with removing component equipment that is subject to retirement from cell sites that reside upon leased property. As a result of adopting SFAS No. 143, on January 1, 2003, the Company recorded an ARO of $1,266,744 and a cumulative effect of the change in accounting principle of $850,693. The cumulative effect of this change resulted from accumulated accretion and depreciation of the ARO and related asset for the period from January 1, 1998 through December 31, 2002. After a minority interest effect of $95,703, the net charge was $754,990. Accretion and depreciation expenses related to the ARO for the years ended December 31, 2005, 2004 and 2003, were $195,704, $192,748 and $186,161, respectively.

Intangible Assets and Other Long-Lived Assets

FCC licenses consist of the cost of acquiring cellular, personal communication services (“PCS”), and local multi-point distribution licenses. It also includes the value assigned to cellular licenses acquired through the acquisitions of operating cellular systems. The Company ceased amortization of its FCC licenses effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (Note 3). Customer relationships are amortized on a straight-line basis over their useful lives which range from two to six years.

The Company reviews goodwill and FCC licenses for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill and other intangible assets requires the Company to make estimates about fair value.

The Company periodically reviews customer relationships and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment may have been incurred and any loss is recognized, if necessary, to reduce the carrying value of the customer relationships or long-lived assets to fair value, which is determined using discounted estimated future cash flows.

Investments in Cooperatives

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

Revenue Recognition

Subscriber service revenue consists of the base monthly service fee and airtime charges to our customers. Base monthly service fees are billed one month in advance and are recognized in the month earned. Roamer service revenue includes charges to other wireless providers’ customers who use the Company’s network. Airtime and roamer revenues are recognized when the service is provided. Billings in advance of the delivery of service are recorded as deferred revenue. The Company recognizes equipment revenue when the equipment is delivered to customers.

Income Taxes

No provision for income taxes has been recorded since all income, losses and tax credits are allocated to the members for inclusion in their respective income tax returns.

Advertising

Advertising costs are expensed as incurred. Total advertising expenses were $4,108,218, $4,584,877 and $3,310,758 for the years ended December 31, 2005, 2004 and 2003, respectively.

Unit-Based Compensation

The Company accounts for unit-based compensation using the intrinsic value method. Accordingly, compensation cost for unit options granted to employees is measured as the excess, if any, of the fair value of the unit at the date of grant over the amount an employee must pay to acquire the units. Such compensation costs are amortized over the underlying option’s vesting term. No such compensation expense was recognized in the financial statements for the years ended December 31, 2005, 2004 and 2003.

If the Company had elected to recognize compensation expense for options granted using the fair value method, net income would have been as follows:

	2005	2004	2003
Net income, as reported	$58,232,113	$35,215,044	$26,695,403
Deduct: Total unit-based employee compensation expense determined under fair value based method for all awards	(138,730)	(143,395)	(199,789)
Pro forma net income	$58,093,383	$35,071,649	$26,495,614

For purposes of the pro forma disclosures above, the weighted average fair value per unit option granted in 2005, 2004 and 2003 was $0, $19.48 and $10.67, respectively. The fair value for each option was estimated at the date of grant using the minimum value method with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003

Dividend yield	7.35%	3.36%	3.46%
Risk-free interest rate	4.29%	4.50%	4.07%
Expected holding period	10 years	10 years	10 years

3.                          FCC Licenses, Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Effective with the adoption of this standard, the Company ceased amortizing FCC licenses, which provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Although the FCC licenses are issued for only a fixed time, generally ten years, they are subject to renewal by the FCC; and renewals have occurred routinely and at nominal cost. Moreover, there are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful lives of these licenses. As a result, FCC licenses are treated as indefinite-lived intangible assets and are not amortized, but rather are tested annually for impairment. The Company evaluates the useful life determination for FCC licenses each reporting period in order to determine whether events and circumstances continue to support an indefinite life.

The Company completed the required annual impairment assessments of its FCC licenses and goodwill on December 31, 2005 and 2004, and determined that there were no impairments.

On October 15, 2003, the Company acquired various cellular communications properties (Note 5). The Company allocated the excess purchase price over the fair value of the net assets acquired, including identifiable intangible assets, to goodwill. As a result of this acquisition, $9,426,669 of goodwill was recorded.

Midwest Wireless Holdings L.L.C.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

Indefinite-lived intangible assets consist of the following at December 31:

	2005	2004

FCC licenses	$222,115,094	$222,260,912
Less: Accumulated amortization	(9,913,398)	(9,913,398)
	$212,201,696	$212,347,514

The changes in the carrying amount of goodwill and FCC licenses for the year ended December 31, 2005, are as follows:

	Goodwill	FCC Licenses

Balances as of December 31, 2003	$9,426,669	$212,093,566
Assets acquired or finally allocated during the year	18,321	395,363
FCC License sold or disposed of during the year	—	(141,415)
Balances as of December 31, 2004	9,444,990	212,347,514
FCC License sold or disposed of during the year	—	(145,818)
Balances as of December 31, 2005	$9,444,990	$212,201,696

Definite-lived intangible assets consist of the following at December 31:

	2005	2004

Customer relationships	$9,904,931	$9,686,882
Less: Accumulated amortization	(4,090,636)	(1,980,136)
	$5,814,295	$7,706,746

Amortization expense related to definite-lived intangible assets was $2,110,500, $1,712,858 and $267,278 in 2005, 2004 and 2003, respectively.

Estimated amortization expense of definite-lived intangible assets for the next five years is as follows:

2006	$1,705,962
2007	1,450,000
2008	1,450,000
2009	1,208,333
2010	—
$5,814,295

4.                          Select Account Information

Property, Cellular Plant and Equipment

	2005	2004

Land	$6,211,250	$6,343,474
Plant in service	250,251,001	224,173,596
Plant under construction	12,777,960	9,563,128
	269,240,211	240,080,198
Less: Accumulated depreciation and amortization	(141,823,589)	(112,244,632)
	$127,416,622	$127,835,566

The Company capitalized interest in the amount of $655,371, $532,961 and $385,157 for the years ended December 31, 2005, 2004 and 2003, respectively. Property, cellular plant and equipment at December 31, 2005, includes plant in service under lease with a cost basis of $4,564,532 and accumulated amortization of $1,976,006. Property, cellular plant and equipment at December 31, 2004, includes plant in service under lease with a cost basis of $4,564,532 and accumulated amortization of $919,284.

Other Accrued Expenses

	2005	2004

Accrued commissions, wages and benefits	$8,969,001	$6,508,103
Property and pass-through taxes payable	1,918,662	1,742,375
Interest payable	40,619	1,581,410
Other accrued expenses	7,127,737	7,016,410
	$18,056,019	$16,848,298

5.                          Acquisition

On October 15, 2003, the Company, through its wholly owned subsidiary, Midwest Wireless Iowa L.L.C., completed an acquisition of cellular communications properties providing services to a 17-county area of Iowa.

The acquisition was accounted for as a purchase. Accordingly, the Company allocated the excess purchase price over the fair value of the net tangible assets acquired to FCC licenses, goodwill and customer relationships. The fair value of the acquired intangible assets was based on an independent appraisal of the FCC licenses and customer relationships. The Company is amortizing the value of customer relationships over six years. The consolidated financial statements include the operations related to the acquisition beginning at the acquisition date.

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

Cash	$41,018,532
Equity units issued	1,941,468
Acquisition costs	1,092,858
Liabilities assumed and resulting from acquisition
Accounts payable and accrued liabilities	19,250
Customer deposits	64,450
Deferred revenue	425,393
Allowance for customer conversion	1,337,230
Total purchase price	45,899,181
Estimated fair value of tangible assets acquired
Accounts receivable	816,334
Prepaid expenses and unbilled revenue	103,315
Investment in cooperatives	158,029
Property, cellular plant and equipment	9,694,834
Total tangible assets	10,772,512
Estimated fair value of intangible assets acquired
Customer relationships	8,700,000
FCC licenses	17,000,000
Total intangible assets	25,700,000
Net assets acquired	36,472,512
Goodwill	$9,426,669

6.                          Members’ Capital

Members’ capital includes capital contributions made by the members and the accumulated income resulting from operations less distributions to members. Company income or loss is allocated to the individual members based upon their ownership percentage, as defined in the Limited Liability Company Agreement (the “Agreement”). Pursuant to the Agreement, members are not obligated for the debts and obligations of the Company, including accumulated losses in excess of capital contributions.

Under the Agreement certain restrictions exist that dictate the specific terms of any transfer or sale of units. Upon receipt of a bona fide offer in writing from a third party, the other members and then the Company have the right to purchase all, but not less than all, of the units at the bona fide offer price within a specified time frame.

The Agreement also contains the right of co-sale under which no member may transfer its units to an acquiring person, as defined in the Agreement, who after such transfer would be an acquiring person without assuring that each of the other members may participate in the transfer of units under the same terms and conditions. The right of co-sale would terminate in the event the Company completes a sale of securities pursuant to a securities act and if the Company’s market capitalization would exceed $200,000,000.

Each member is entitled to one vote for each unit owned. Certain restrictions on voting rights exist when units are sold to an acquiring person. Distributions to members of $24,898,581, $9,167,110 and $9,491,691 were declared and paid during 2005, 2004 and 2003, respectively.

7.                          Long-Term Debt

Long-term debt consists of the following:

		Rate at December 31		Balance at December 31
	Maturity	2005	2004	2005	2004

RTFC note, variable rate	5/12/09	—	6.15%	$—	$7,127,106
RTFC note, variable rate	4/30/09	—	6.15%	—	14,916,540
RTFC note, variable rate	7/29/08	—	6.15%	—	4,083,636
RTFC note, variable rate	7/28/08	—	6.15%	—	3,736,044
RTFC note, variable rate	3/2/10	—	6.15%	—	62,165,934
RTFC note, variable rate	2/3/15	—	6.15%	—	6,726,973
CoBank note, variable rate	1/31/07	6.3125%	5.375%	114,000,000	55,000,000
CoBank note, variable rate	6/30/09	—	5.50%	—	4,000,000
Farm Credit Leasing	10/16/06	3.82%	3.82%	841,672	1,332,160
Farm Credit Leasing	12/1/08	4.00%	4.00%	706,117	861,671
Farm Credit Leasing	12/21/09	4.98%	4.98%	1,170,232	1,386,246
				116,718,021	161,336,310
Less: Current maturities				(1,188,255)	(22,590,500)
				$115,529,766	$138,745,810

The Company entered into various agreements (the “Agreements”) with the Rural Telephone Finance Cooperative (“RTFC”). In 2000, the Company entered into an agreement to fund the acquisitions of certain Iowa and Wisconsin cellular markets and the construction of a new headquarters building. The principal and interest on the notes were payable in quarterly installments. The variable interest rate was based on RTFC’s cost of capital and was adjusted monthly. Substantially all assets of the Company were pledged as collateral under the Agreements. As described below, in July 2005, the Company repaid all notes outstanding under the Agreements with RTFC.

On October 22, 2001, the Company entered into an agreement with CoBank, ACB (“CoBank”) to fund the acquisition of various PCS licenses, capital expenditures and operating funds. The original agreement provided for borrowings of up to $40,000,000. On November 22, 2002, the Company amended the agreement to provide for borrowings of up to $65,000,000, changed the interest rate, and extended the expiration date to October 20, 2003. On October 15, 2003, the Company amended the agreement to provide for borrowings up to $80,000,000 including a single draw term loan of $55,000,000 and a $20,000,000 revolving loan (“Revolver B”) each with interest at LIBOR plus a variable margin of 3.0% to 3.5% or prime plus a variable margin of 2.0% to 2.5%, and a $5,000,000 cash management revolving loan (“Revolver A”) with interest at prime plus 0.75%. The total facility matures on June 30, 2009. The term facility has scheduled principal payments that begin in the first quarter of 2005. Revolver B has mandatory commitment reductions beginning in the first quarter of 2007. On July 27, 2005, the Company amended the agreement to provide for borrowings of up to $160,000,000, and to amend the interest rate and accelerated the maturity to January 31, 2007 (the “Amended Facility”). The Amended Facility provides for a revolving loan of up to $155,000,000 with interest at LIBOR plus 1.75% and a $5,000,000 cash management revolving loan with interest at the higher of the Prime Rate or the Federal Funds Rate plus 0.75%. The proceeds from the Amended Facility were used in July 2005 to repay all existing RTFC notes and the outstanding balances on the CoBank notes from October 2003.

Consistent with the guidance of Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the repayment of the RTFC notes and the outstanding balances on the CoBank notes from October 2003 has been accounted for as an extinguishment of debt. During 2005, the Company recognized a loss from extinguishment of debt of $759,843. The loss from extinguishment, which is included in interest expense, resulted from the write off of the remaining debt issuance costs on the debt that was extinguished and other early retirement expenses.

The CoBank loan is subject to various covenants including a limit on the ratio of indebtedness to annualized operating cash flow and a minimum ratio of operating cash flow to interest paid. Substantially all the assets of the Company are pledged as collateral under the agreement with CoBank.

On October 10, 2003, the Company entered into a lease agreement with Farm Credit Leasing. The Company entered into a lease under the agreement on October 15, 2003, for the lease of a switch and related equipment located in Des Moines, Iowa. The cost of the equipment leased was $2,000,000. The lease provides for monthly payments of $48,385 for 36 months. On December 24, 2003, the Company entered into a second lease under the agreement for the lease of network equipment. The cost of the equipment was $1,040,177. The lease provides for monthly payments of $15,963 for 60 months. On December 21, 2004, the Company entered into a third lease under the agreement for the lease of network equipment. The cost of the equipment was $1,386,246. The lease provides for monthly payments of $21,960 for 60 months. All three of these leases have been recorded as capital leases and therefore the assets subject to the leases have been capitalized and the present value of the lease obligations have been recorded as long-term debt.

Maturities of debt are as follows:

2006	$1,188,255
2007	114,394,831
2008	607,541
2009	527,394
2010	—
Thereafter	—
$116,718,021

8.                          Operating Lease Commitments

Future minimum rental payments required under operating leases, principally for real estate related to tower sites, and other contractual commitments that have initial or remaining noncancellable terms in excess of one year at December 31, 2005, are as follows:

2006	$1,579,974
2007	1,247,805
2008	842,504
2009	542,328
2010	358,786
Thereafter	1,280,489
$5,851,886

Rental expense under operating leases was $3,738,073, $3,452,526 and $2,079,076 for the years ended December 31, 2005, 2004 and 2003, respectively.

9.                          Transactions Between Related Parties

The Company has various transactions with members and entities related to the Company’s members. Revenue transactions relate primarily to the sale of the Company’s services and equipment. Operating expense transactions relate primarily to commissions earned for signing up new Company customers and for charges for use of the members’ networks. Related party transactions for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005	2004	2003

Operating revenues	$506,432	$1,633,992	$1,812,829
Operating expenses	5,391,035	6,167,157	4,228,098

10.                   Employee Benefits

The Company established the Midwest Wireless Holdings L.L.C. and Subsidiary Companies 401(k) Profit Sharing Plan and Trust (formerly the Midwest Wireless Communications L.L.C. Profit Sharing Plan and Trust) (the “401(k) Plan”) for all employees who meet certain service and age requirements. The 401(k) Plan is comprised of an employer matching contribution component and a profit sharing component. Employer matching contributions to this component of the plan were $700,947, $614,909 and $493,124 for the years ended December 31, 2005, 2004 and 2003, respectively. Employer matching contributions vest over one year. Profit sharing contribution expenses were $1,133,430, $788,605 and $597,716 for the years ended December 31, 2005, 2004 and 2003, respectively. Profit sharing contributions are 100% vested after five years of employment.

Effective January 1, 1997, the Company established the Midwest Wireless Holdings L.L.C. Appreciation Rights Plan, as amended (formerly the Midwest Wireless Communications L.L.C. Appreciation Rights Plan) (the “Plan”) for certain key employees. The Plan is designed to create two classes of appreciation rights, Class A and Class B, which become fully vested three years and five years, respectively, after the first day of the year the rights are granted. Participants in the Plan are eligible to receive awards based on defined increases in members’ equity from the date of grant through the end of the vesting period. The Board of Managers granted both Class A and Class B appreciation rights in 1997. Under the terms of the Plan, initially no additional Class B appreciation rights could be granted, but additional Class A appreciation rights could be granted at the discretion of the Board of Managers. However, effective January 1, 2002, the Plan was amended to enable additional Class B appreciation rights to be granted in 2002. The Company recognized $2,423,707, $1,618,494 and $1,359,360 in compensation expense related to the Plan for the years ended December 31, 2005, 2004 and 2003, respectively. Accrued compensation related to the Plan was $4,554,017 and $3,183,430 at December 31, 2005 and 2004, respectively.

Upon a change in control of the Company, which includes the sale agreement discussed in Note 12, outstanding appreciation rights will be paid out at their fair value.

11.                   Option Plan

During 2000, the Company’s Board of Managers and members adopted and approved the Midwest Wireless Holdings L.L.C. Unit Option Plan (the “Option Plan”), as amended. Under the Option Plan, options to purchase up to 46,742 of the Company’s membership units may be granted to employees with terms and vesting periods determined by the Company’s Board of Managers at the date of grant. The exercise price is equal to the fair value of the units at the time the option is granted as determined by the Board of Managers. Options granted under the plan expire ten years from the date of grant. The options granted vest 100% three years after they are granted.

	Options Outstanding
	Available for Grant	Number of Units	Weighted Average Price Per Unit

Balances at December 31, 2002	33,131	13,611	$321.60
Granted	(2,788)	2,788	$263.84
Balances at December 31, 2003	30,343	16,399	$311.78
Granted	(3,345)	3,345	$260.87
Cancelled	200	(200)	$331.16
Balances at December 31, 2004	27,198	19,544	$302.87
Granted	(3,314)	3,314	$260.87
Balances at December 31, 2005	23,884	22,858	$296.78

Midwest Wireless Holdings L.L.C.

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

The following table summarizes information about unit options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$260.87	6,659	8.66	$260.87	—	—
$263.84	2,788	7.01	$263.84	2,788	$263.84
$299.06	4,092	4.59	$299.06	4,092	$299.06
$318.32	4,610	5.06	$318.32	4,610	$318.32
$344.00	4,709	6.01	$344.00	4,709	$344.00
	22,858			16,199

12.                   Sale Agreement

On November 17, 2005, the Company entered into a definitive agreement with ALLTEL Corporation (“ALLTEL”). Under the agreement, ALLTEL will acquire all of the outstanding membership interests of the Company, the minority membership interests in its subsidiary and options outstanding under the Company’s Option Plan for $1.075 billion in cash, reduced by the amount of indebtedness and subject to other adjustments. The transaction is contingent upon regulatory approval by the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction was approved by the members of the Company at a meeting held on January 18, 2006. In connection with the transaction, certain affiliates of Telephone and Data Services, Inc. which are minority members of Midwest Wireless Communications L.L.C. commenced an action against the Company, and certain of the Company’s officers and directors. The plaintiff alleges, among other things, that they are entitled to vested rights of first refusal as a result of the agreement with ALLTEL and that Midwest and the named officers and directors breached certain agreements and duties. On March 10, 2006, the court heard the plaintiffs’ motion for a preliminary injunction to enjoin consummation of the transaction. The judge has not ruled on the plaintiff’s motion and scheduled a trial for May 2006. Management believes they have meritorious arguments, but is unable to assess the likely outcome. However, management intends to vigorously defend its position that the plaintiff is not entitled to vested rights of first refusal.

HECTOR COMMUNICATIONS CORPORATION

EXHIBITS

Exhibit Index To

Form 10-K for the Year Ended December 31, 2005

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10 of the Company, File No. 0-18587 (the “Form 10”) and incorporated hereby by reference.
3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the Form 10 of the Company and incorporated hereby by reference.
10.1	1990 Stock Plan	Filed as Exhibit 10.1 to the Form 10 of the Company and incorporated herein by reference.
10.2	2003 Employee Stock Purchase Plan	Filed as Exhibit 4.2 to the Company’s Form S-8 dated February 24, 2004 and incorporated herein by reference.
10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the Form 10 of the Company and incorporated herein by reference.
10.4	Employee Savings Plan and Trust	Filed as Exhibit 10.4 to the Form 10 of the Company and incorporated herein by reference.
10.5	Distribution Agreement	Filed as Exhibit 10.5 to the Form 10 of the Company and incorporated herein by reference.
10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.
10.8	Form of Rights Agreement, dated as of July 27, 1999 between the Company and Norwest Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on August 9, 1999 and incorporated herein by reference.
10.9	1999 Stock Plan	Filed by the Company on Form S-8 on December 3, 1999 and incorporated herein by reference.
11	Calculation of Net Income Per Share	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.2	Consent of Independent Accountants	Filed herewith.
24	Power of Attorney	Filed herewith.
31.a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.b	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification under 18 U.S.C. § 1350	Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Hector’s Assistant Secretary at the executive offices of the Company.