Form 10-Q
period 2006-03-31
HECTOR COMMUNICATIONS CORP
filed 2006-05-11
CIK 863437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒      NO  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

            Large Accelerated Filer  ☐                             Accelerated Filer  ☐                            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at April 30, 2006
Common Stock, par value	American Stock Exchange	4,044,384
$.01 per share

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX

Part I.	Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
About Market Risk

Item 4. Controls and Procedures

Part II.	Other Information

Item 1.  Financial Statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
Assets:	2005	2005
Current assets:
Cash and cash equivalents	$26,961,080	$25,245,358
Construction fund	1,009,525	756,260
Accounts receivable, net	1,959,800	2,678,690
Materials, supplies and inventories	825,706	795,181
Other current assets	136,484	247,182
Total current assets	30,892,595	29,722,671

Property, plant and equipment	106,482,367	105,320,975
less accumulated depreciation	(69,757,459)	(67,939,405)
Net property, plant and equipment	36,724,908	37,381,570

Other assets:
Excess of cost over net assets acquired	30,921,094	30,921,094
Investment in Midwest Wireless Holdings, LLC	18,825,636	18,067,471
Investment in other unconsolidated affiliates	3,238,214	3,307,593
Other investments	7,653,248	8,037,986
Other assets	300,020	315,906
Total other assets	60,938,212	60,650,050
Total Assets	$128,555,715	$127,754,291

Liabilities and Stockholders’ Equity:

Current liabilities:
Notes payable and current portion of long-term debt	$6,491,000	$6,527,400
Accounts payable	1,785,912	1,287,547
Accrued expenses	1,596,302	1,873,656
Income taxes payable	973,582	1,052,944
Total current liabilities	10,846,796	10,741,547

Long-term debt, less current portion	48,146,191	49,456,138
Deferred investment tax credits	0	2,638
Deferred income taxes	5,260,718	5,306,152
Deferred compensation	797,482	802,116

Stockholders’ Equity	63,504,528	61,445,700
Total Liabilities and Stockholders’ Equity	$128,555,715	$127,754,291

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31
	2006	2005
Revenues:
Local network	$1,459,268	$1,427,164
Network access	3,645,899	3,718,411
Nonregulated services:
Video services	790,010	782,943
Internet services	1,049,109	903,664
Other nonregulated services	809,905	816,815
Total revenues	7,754,191	7,648,997

Costs and expenses:
Plant operations, excluding depreciation	1,164,675	1,111,912
Customer operations	397,122	463,483
General and administrative	953,700	842,659
Depreciation and amortization	1,878,437	1,915,635
Other operating expenses:
Operating taxes	102,826	124,886
Video service expenses	787,558	756,726
Internet expenses	226,546	281,277
Other	374,565	339,108
Total costs and expenses	5,885,429	5,835,686

Operating income	1,868,762	1,813,311

Other income and (expenses):
Interest expense	(726,289)	(730,172)
Interest and dividend income	228,684	184,781
Income from investment in Midwest Wireless Holdings, LLC	1,566,365	1,070,343
Income (loss) from investments in other unconsolidated affiliates	(49,898)	(2,201)
Other income (expense), net	1,018,862	522,751

Income before income taxes	2,887,624	2,336,062

Income tax expense	1,189,000	950,000

Net income	$1,698,624	$1,386,062

Basic net income per share	$.42	$.37
Diluted net income per share	$.41	$.34
Dividends per share	$.10	$.05

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2005	3,982,789	$39,828	$17,138,826	$43,794,447	$472,599	$61,445,700
Net income				1,698,624		1,698,624
Stock based compensation			44,128			44,128
Cash dividends				(402,182)		(402,182)
Issuance of common stock to Employee Stock Ownership Plan	10,220	102	289,124			289,226
Issuance of common stock under Employee Stock Option Plan	47,013	470	497,337			497,807
Purchase and retirement of common stock	(22)		(98)	(527)		(625)
Change in unrealized gains on marketable securities, net of deferred taxes					(68,150)	(68,150)
BALANCE AT MARCH 31, 2006	4,040,000	$40,400	$17,969,317	$45,090,362	$404,449	$63,504,528

See notes to consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,698,624	$1,386,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,882,842	1,920,040
Stock based compensation	44,128
Income from Midwest Wireless Holdings LLC	(1,566,365)	(1,070,343)
Loss from other unconsolidated affiliates	49,898	2,201
Cash distributions from Midwest Wireless Holdings LLC	808,200	460,634
Cash distributions from other unconsolidated affiliates	19,481	37,707
Noncash investment income	(6,580)	(20,781)
Changes in assets and liabilities:
Accounts receivable	718,890	811,784
Materials, supplies and inventories	(30,525)	7,945
Other current assets	110,698	106,191
Accounts payable	498,365	(237,165)
Accrued expenses	11,872	58,378
Income taxes payable	(79,362)	798,622
Deferred investment tax credits	(2,638)	(223)
Deferred compensation	(4,634)	(2,928)
Net cash provided by operating activities	4,152,894	4,258,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,210,294)	(421,996)
Increase in construction fund	(253,265)	(1,480,658)
Purchases of other investments	(1,065)	(756,989)
Proceeds from other investments	278,799	63,745
Net cash used in investing activities	(1,185,825)	(2,595,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(1,599,609)	(1,710,955)
Proceeds from issuance of notes payable and long-term debt	253,262	1,769,118
Issuance of common stock	497,807	69,051
Cash dividends	(402,182)	(194,666)
Purchase of stock	(625)
Net cash used in financing activities	(1,251,347)	(67,452)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,715,722	1,594,774

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,245,358	19,980,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,961,080	$21,575,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$782,765	$776,000
Income taxes paid	1,271,000	151,601

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The balance sheet and statement of stockholders’ equity as of March 31, 2006 and the statements of income and cash flows for the periods ended March 31, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 2006 and 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 Annual Report to Shareholders.  The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

Certain other amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.  These reclassifications had no effect on net income or stockholders’ equity as previously reported.

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and unrealized gains and losses on investments in marketable securities, net of deferred taxes.  Comprehensive income for the three months ended March 31, 2006 and 2005 was $1,630,474 and $1,378,182, respectively.

STOCK-BASED COMPENSATION

The company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, on January 1, 2006.  This statement requires Hector to recognize the cost of employee and director services received in exchange for the stock options it has awarded.  Under SFAS 123R, Hector is required to recognize compensation expense over an award’s vesting period based on the award’s fair value at the date of grant.  Hector has elected to adopt SFAS 123R on a modified prospective basis; accordingly the financial statements for periods prior to January 1, 2006 do not include stock-based compensation costs calculated under the fair value method.

The Company uses the Black-Scholes option pricing model to value its stock option grants.  The Company did not issue any new stock option awards in the first quarter of 2006.  Stock based compensation expense recognized in the period for previously issued awards was $44,000.

Prior to January 1, 2006 Hector applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors.  If Hector had recognized compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123R, net income and net income per share for the first quarter of 2005 would have been as follows:

Net income as reported	$1,386,062
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(186,770)
Pro forma net income	$1,199,292

Basic net income per share:
As reported	$.37
Pro forma	$.34
Diluted net income per share:
As reported	$.32
Pro forma	$.30

MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies.  The Company’s marketable securities portfolio is classified as available-for-sale.  The cost and fair value of available-for-sale investment securities was as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006	$1,102,009	$716,975	$(42,893)	$1,776,091
December 31, 2005	1,102,009	844,188	(56,522)	1,889,675

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

	Net Unrealized Gains	Deferred Income Taxes	Accumulated Comprehensive Income
March 31, 2006	$674,082	$(269,633)	$404,449
December 31, 2005	787,666	(315,067)	472,599

These amounts have no cash effect and are not included in the statement of cash flows.

OTHER INVESTMENTS — RURAL TELEPHONE BANK STOCK

As part of its borrowing agreements, the Company has stock investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  In April 2006 the RTB was dissolved and outstanding RTB stock was redeemed at par value.  The Company received the par value of its RTB stock, which was $11,610,000. The carrying value of the stock was $1,269,000 at March 31, 2006.

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

For 2005, the Company performed its annual impairment test of goodwill during the third quarter.  The determined fair value of the reporting units was sufficient to pass the first step impairment test, and no impairment was recorded.

The carrying value of HCC’s goodwill was $30,921,000 at March 31, 2006 and December 31, 2005; $29,586,000 of goodwill is related to the Company’s telephone operations and $1,335,000 of goodwill is related to other operations.

Changes in the Company’s intangible and other assets are as follows:

	Intangible Assets	Other Assets	Consolidated
Balance December 31, 2005	$163,868	$152,038	$315,906
Capitalization of prepaid engineering fees		(5,731)	(5,731)
Amortization	(10,155)		(10,155)
Balance March 31, 2006	$153,713	$146,307	$300,020

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 449,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin.  HCC is presently the second largest member of Midwest Wireless Holdings LLC, with an 8.0% ownership stake. HCC accounts for its investment in Midwest Wireless using the equity method.  Income from this investment included in continuing operations was $1,566,000 and $1,070,000 in the three-month periods ended March 31, 2006 and 2005, respectively. Cash distributions received by continuing operations from Midwest Wireless were $808,000 and $461,000 in the same respective periods.

Income statement information for Midwest Wireless Holdings, LLC for the periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31
	2006	2005
Revenues	$69,380,612	$60,197,675
Operating income	22,688,359	16,506,888
Net income	19,549,422	13,379,293

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

Segment information is as follows:

	POTS	Other Services	Total
Three Months Ended March 31, 2006
Revenues	$5,105,167	$2,649,024	$7,754,191
Costs and expenses	3,899,140	1,986,289	5,885,429
Operating income	1,206,027	662,735	1,868,762
Depreciation and amortization	$1,503,346	$375,091	$1,878,437
Total assets	$92,695,162	$35,860,553	$128,555,715
Capital expenditures	$1,023,778	$186,516	$1,210,294

	POTS	Other Services	Total
Three Months Ended March 31, 2005
Revenues	$5,145,575	$2,503,422	$7,648,997
Costs and expenses	3,920,301	1,915,385	5,835,686
Operating income	1,225,274	588,037	1,813,311
Depreciation and amortization	$1,513,319	$402,316	$1,915,635
Total assets	$95,819,344	$31,025,662	$126,845,006
Capital expenditures	$308,599	$113,397	$421,996

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hector Communications Corporation (“Hector” or “Company”) is a telecommunications holding company which, through its subsidiaries, primarily provides local telephone and cable television service. The Company also invests in other companies providing wireless telephone and other telecommunications related services.

At March 31, 2006 Hector operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 29,422 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides cable television service to 7,979 subscribers in Minnesota.

Midwest Wireless Holdings LLC, which is expected to be sold in 2006, has been the driver for the Company’s increases in net income and per share earnings in recent years.  The Company also expects its core wireline telephone business to face significant challenges in the future including but not limited to: the loss of access revenue due to the impact of the dramatic growth in wireless telephony, possible changes to the level of regulatory support for rural telecommunications and the emergence of Voice over Internet Protocol (VoIP). The management and Board of Directors of the Company have retained the investment-banking firm of Stifel Nicolaus for assistance in assessing available strategic options for maximizing value to shareholders.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues increased 1% to $7,754,000 in 2006 from $7,649,000 in 2005. The revenue breakdown was as follows:

	Three Months Ended March 31
	2006	2005
Plain old telephone service (“POTS”):
Local network	$1,459,268	$1,427,164
Network access revenues:
Long distance providers - interstate	745,257	717,474
Long distance providers — intrastate	1,127,451	1,081,816
Subscriber line charge revenue	585,132	601,161
High cost and universal service fund support	1,188,059	1,317,960
Total network access revenues	3,645,899	3,718,411
Total POTS revenues	5,105,167	5,145,575
Other services:
Video services	790,010	782,943
Internet services	1,049,109	903,664
Other nonregulated services:
Fiber leases	165,362	162,621
Cellular sales commissions	84,985	82,454
Directory revenues	134,105	132,932
Retail sales	108,307	85,112
Long distance resale	121,141	107,759
Customer equipment installation and repair	91,626	87,101
All other revenues	104,379	158,836
Total nonregulated services revenue	809,905	816,815
Total other service revenues	2,649,024	2,503,422
Total revenue	$7,754,191	$7,648,997

Total POTS revenues decreased $40,000 or 1%.  Local network revenues increased $32,000 or 2%. Access lines served were 29,422 at March 31, 2006, an increase of 53 lines from March 2005.

Total network access revenues decreased $73,000 or 2%.  The revenue decrease was primarily due to lower high cost and universal service support payments from USAC and NECA.

Total revenues from other services increased $146,000 or 6%.  Revenues from video (cable television) services increased $7,000. Increases in video revenues in areas where the Company offers digital video services were offset by declines in revenues from older analog based systems. Revenues from internet services increased $145,000 or 16%, due to a 32% increase in the number of DSL customers. At March 31, 2006 the Company had 5,599 digital subscriber line (“DSL”) customers and 5,691 dial-up internet customers, compared to 4,240 DSL customers and 6,504 dial-up customers in March 2005. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $7,000.

Operating costs and expenses increased 1% to $5,885,000 in 2006 from $5,836,000 in 2005.  The breakdown of costs and expenses was as follows:

	Three Months Ended March 31
	2006	2005
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$1,164,083	$1,111,326
Customer operations	354,795	415,734
General and administrative	774,090	755,036
Depreciation and amortization	1,503,346	1,513,319
Operating taxes	102,826	124,886
Total POTS costs and expenses	3,899,140	3,920,301
Other services:
Plant operations	592	586
Customer operations	42,327	47,749
General and administrative	179,610	87,623
Depreciation and amortization	375,091	402,316
Other costs and expenses:
Video service expenses	787,558	756,726
Internet expenses	226,546	281,277
Other	374,565	339,108
Total other service costs and expenses	1,986,289	1,915,385
Total costs and expenses	$5,885,429	$5,835,686

Total POTS costs and expenses decreased $21,000 or 1%.  Plant operations expenses increased $53,000 or 5% due to increased labor and overhead costs. Customer operations expenses decreased $61,000 or 15% due to decreased marketing expenses. General and administrative expenses increased $19,000 or 3%. Operating income in 2006 from POTS was $1,207,000, a decrease of 2% from $1,225,000 in 2005.

Total costs and expenses for other services increased $71,000 or 4%. Video service expenses increased $31,000 or 4% due to higher fee payments to programming providers.  Internet expenses decreased $55,000 or 20%. General and administrative expenses increased $92,000 from 2005 due to the cost of expensing employee and director stock options in accordance with SFAS 123R ($44,000) and legal and consulting costs associated with the Company’s shareholder value initiative.  Depreciation and amortization expenses decreased $27,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2005.  Operating income in 2006 from other services was $663,000, an increase of 13% from $588,000 in 2005. Total operating income increased 3% to $1,869,000.

Interest expenses for 2006 decreased $4,000. Decreases in the Company’s outstanding debt were offset by increases in the rates the Company pays on its floating debt at CoBank.  Interest and dividend income increased $45,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $1,566,000 in 2006 an increase of 46% from $1,070,000 in 2005. At March 31, 2006 Midwest Wireless had 448,756 wireless customers, a 9% increase from 2005.

Income before income taxes increased 24% to $2,888,000.  Income tax expense increased to $1,189,000 in 2006 from $950,000 in 2005. The Company had net income of $1,699,000 in 2006 compared to $1,386,000 in 2005.

Liquidity and Capital Resources

Cash flows from operating activities for the three-month periods were $4,153,000 and $4,258,000 in 2006 and 2005, respectively.  At March 31, 2006, the Company’s cash and cash equivalents totaled $26,961,000 compared to $25,245,000 at December 31, 2005.  Working capital at March 31, 2006 was $20,046,000 compared to $18,981,000 at December 31, 2005.  The current ratio was 2.8 to 1 at March 31, 2006.

Plant additions in the 2006 and 2005 periods were $1,210,000 and $422,000, respectively. Plant additions in the 2006 period went primarily to increase the use of fiberoptic technology in the Company’s Loretel Systems subsidiary. The OC-192 ring installed at Loretel will serve as the platform to for the Company’s “Triple Play” offering of voice, video and high speed internet to a new group of customers.  Plant additions for 2006 are expected to total $4,234,000.  These plant additions will upgrade the Company’s telephone equipment to allow advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of broadband equipment and high capacity fiber optics in the telephone network.

In addition to cashflow from operations, the Company’s working capital position benefited from debt and equity issuances.  Borrowings from the Rural Utilities Service and Rural Telephone Bank totaled $253,000 and $1,769,000 in the respective 2006 and 2005 periods. Loan funds are utilized to finance plant additions. At March 31, 2006, construction funds on hand totaled $1,010,000. The Company received $498,000 and $69,000 during the respective 2006 and 2005 from employee stock option exercises.

The Company’s long-term debt includes a term loan provided to Hector by CoBank. The loan is secured by a pledge of the stock of Hector’s subsidiary companies.  Interest rates on long-term portions of the loan are fixed through 2007, while the non-fixed portion floats at short-term market rates. The average rate on the total loan was approximately 6.9% at March 31, 2006.  Principal payments are made quarterly and will continue until April 2013. The outstanding balance on this loan at March 31, 2006 was $19,938,000.

The Company’s Board of Directors has initiated a policy of paying regular cash dividends. Cash dividends of $.10 and $.05 per share were paid to shareholders in March 2006 and March, 2005, respectively. The Board of Directors has also authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. At March 31, 2006, 214,000 shares could be repurchased under outstanding Board authorizations.

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

As part of its borrowing agreements, the Company has stock investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  In April 2006 the RTB was dissolved and outstanding RTB stock was redeemed at par value.  The Company received the par value of its RTB stock, which was $11,610,000. The carrying value of the stock was $1,269,000 at March 31, 2006.

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

PART II.  OTHER INFORMATION

Item 1 – Not applicable.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Items 2 – 4.  Not Applicable

Item 5. Other Information

On May 10, 2006, the Company reported its financial results for its first quarter ended March 31, 2006.  The Company’s press release is furnished as Exhibit 99 to this quarterly report.

Item 6(a).  Exhibits

11	Calculation of Earnings Per Share
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC §1350).
99	Press Release dated May 10, 2006.

Item 6(b).  Reports on Form 8-K.

On March 7, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its fourth quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/Curtis A. Sampson

Date: May 10, 2006

Chief Executive Officer

	By	/s/Charles A. Braun
Date: May 10, 2006		Chief Financial Officer