Form 10-Q
period 2006-06-30
HECTOR COMMUNICATIONS CORP
filed 2006-08-11
CIK 863437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐  YES      NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at July 31, 2006
Common Stock, par value	American Stock Exchange	4,046,585
$.01 per share

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 1.  Financial Statements

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$25,764,742	$25,245,358
Construction fund	756,263	756,260
Accounts receivable, net	2,277,032	2,678,690
Materials, supplies and inventories	918,473	795,181
Other current assets	104,798	247,182
Total current assets	29,821,308	29,722,671

Property, plant and equipment	106,745,107	105,320,975
less accumulated depreciation	(71,361,501)	(67,939,405)
Net property, plant and equipment	35,383,606	37,381,570

Other assets:
Excess of cost over net assets acquired	30,921,095	30,921,094
Investment in Midwest Wireless Holdings, LLC	19,517,725	18,067,471
Investment in other unconsolidated affiliates	3,469,114	3,307,593
Other investments	6,385,900	8,037,986
Other assets	289,866	315,906
Total other assets	60,583,700	60,650,050
Total Assets	$125,788,614	$127,754,291

Liabilities and Stockholders' Equity:

Current liabilities:
Notes payable and current portion of long-term debt	$6,437,000	$6,527,400
Accounts payable	2,348,030	1,287,547
Accrued expenses	1,506,550	1,873,656
Income taxes payable	3,604,005	1,052,944
Total current liabilities	13,895,585	10,741,547

Long-term debt, less current portion	35,115,688	49,456,138
Deferred investment tax credits	0	2,638
Deferred income taxes	5,193,247	5,306,152
Deferred compensation	792,848	802,116

Stockholders' Equity	70,791,246	61,445,700
Total Liabilities and Stockholders' Equity	$125,788,614	$127,754,291

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Local network	$1,526,281	$1,596,408	$2,985,549	$3,023,572
Network access	3,772,663	3,739,453	7,418,562	7,457,864
Nonregulated services:
Video services	831,994	790,551	1,622,004	1,573,494
Internet services	1,081,936	860,326	2,131,045	1,763,990
Other nonregulated services	841,272	871,354	1,651,177	1,688,169
Total revenues	8,054,146	7,858,092	15,808,337	15,507,089

Costs and expenses:
Plant operations, excluding depreciation	1,170,161	1,240,584	2,334,836	2,352,496
Customer operations	463,592	471,723	860,714	935,206
General and administrative	1,612,706	1,006,532	2,566,406	1,849,191
Depreciation and amortization	1,861,129	1,915,191	3,739,566	3,830,826
Other operating expenses:
Operating taxes	108,740	123,833	211,566	248,719
Video service expenses	855,457	812,394	1,643,015	1,569,120
Internet expenses	239,200	208,117	465,746	489,394
Other	387,821	363,499	762,386	702,607
Total costs and expenses	6,698,806	6,141,873	12,584,235	11,977,559

Operating income	1,355,340	1,716,219	3,224,102	3,529,530

Other income and (expenses):
Interest expense	(921,453)	(745,175)	(1,647,742)	(1,475,347)
Interest and dividend income	393,553	202,264	622,237	387,045
Income from investment in Midwest Wireless Holdings, LLC	1,476,840	1,296,875	3,043,205	2,367,218
Income (loss) from investments in other unconsolidated affiliates	46,855	46,630	(3,043)	44,429
Gain on sale of RTB Stock.	10,340,908		10,340,908
Gain on sale of other assets	87,852		87,852
Other income (expense), net	11,424,555	800,594	12,443,417	1,323,345

Income before income taxes	12,779,895	2,516,813	15,667,519	4,852,875

Income tax expense	5,448,000	1,024,000	6,637,000	1,974,000

Net income	$7,331,895	$1,492,813	$9,030,519	$2,878,875

Basic net income per share	$1.81	$.40	$2.24	$.77
Diluted net income per share	$1.75	$.37	$2.16	$.71
Dividends per share	$.10	$.05	$.20	$.10

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2005	3,982,789	$39,828	$17,138,826	$43,794,447	$472,599	$61,445,700
Net income			9,030,519			9,030,519
Stock based compensation			289,926			289,926
Cash dividends				(806,621)		(806,621)
Issuance of common stock to Employee Stock Ownership Plan	10,220	102	289,124			289,226
Issuance of common stock under Employee Stock Option Plan	52,997	530	573,474			574,004
Issuance of common stock under Employee Stock Purchase Plan	712	7	19,940			19,947
Purchase and retirement of common stock	(133)	(1)	(2,572)	(527)		(3,100)
Change in unrealized gains on marketable securities, net of deferred taxes					(48,355)	(48,355)
BALANCE AT JUNE 30, 2006	4,046,585	$40,466	$18,308,718	$52,017,818	$424,244	$70,791,246

See the notes to the consolidated financial statements.

HECTOR COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,030,519	$2,878,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,748,374	3,839,634
Stock based compensation	289,926
Income from Midwest Wireless Holdings LLC	(3,043,205)	(2,367,218)
Gain on sale of RTB Stock	(10,340,908)
Gain on sale of assets	(87,853)
Loss (income) from other unconsolidated affiliates	3,043	(44,429)
Cash distributions from Midwest Wireless Holdings LLC	1,592,951	922,942
Cash distributions from other unconsolidated affiliates	113,962	64,492
Noncash investment income	(13,160)	(41,560)
Changes in assets and liabilities:
Accounts receivable	401,658	690,181
Materials, supplies and inventories	(123,292)	(425,647)
Other current assets	142,384	133,172
Accounts payable	1,060,483	(213,360)
Accrued expenses	(77,880)	194,378
Income taxes payable	2,551,061	536,780
Deferred income taxes	(80,667)	199,508
Deferred investment tax credits	(2,638)	(383)
Deferred compensation	(9,268)	(5,857)
Net cash provided by operating activities	5,155,490	6,361,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,756,518)	(1,309,482)
Change in RUS construction fund	(3)	2,526,941
Purchases of other investments	(3,244)	(913,003)
Investments in other partnerships and LLCs	(278,526)
Proceeds from other investments	11,928,805	137,972
Proceeds from sales of assets	120,000
Net cash provided by investing activities	10,010,514	442,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt	(14,684,112)	(3,288,153)
Proceeds from issuance of notes payable and long-term debt	253,262	1,769,118
Issuance of common stock	593,951	257,684
Cash dividends	(806,621)	(390,892)
Purchase of stock	(3,100)	(7,875)
Net cash used in financing activities	(14,646,620)	(1,660,118)

NET INCREASE IN CASH AND CASH EQUIVALENTS	519,384	5,143,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,245,358	19,980,506

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,764,742	$25,124,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,790,787	$1,540,578
Income taxes paid	4,169,244	1,437,603

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

The balance sheet and statement of stockholders’ equity as of June 30, 2006 and the statements of income and cash flows for the periods ended June 30, 2006 and 2005 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 2006 and 2005 have been made.

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

COMPREHENSIVE INCOME

The Company’s comprehensive income includes net income and unrealized gains and losses on investments in marketable securities, net of deferred taxes.  Comprehensive income for the three-month periods ended June 30, 2006 and 2005 was $7,351,690 and $1,506,782, respectively.  Comprehensive income for the six-month periods ended June 30, 2006 and 2005 was $8,982,164 and $2,884,964, respectively.

MERGER AGREEMENT

On June 27, 2006, the Company entered into an agreement and plan of merger which provides for the acquisition of the Company by Hector Acquisition Corp. (“HAC”).  HAC is owned by three one-third owners, Blue Earth Valley Communications, Inc., Arvig Enterprises, Inc. and New Ulm Telecom, Inc.  Completion of the merger is subject to a number of conditions including approval by the Company’s shareholders, approval by state and federal regulatory authorities and achievement of working capital and long-term debt levels specified in the agreement.  In addition, completion of the merger is subject to closing of Alltel Corporation’s acquisition of Midwest Wireless. The merger is expected to close in October 2006. Shareholders of the Company will receive $36.40 per share in cash and outstanding stock options will be cashed out.

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

Prior to January 1, 2006 Hector applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and directors.  If Hector had recognized compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123R, net income and net income per share for the three and six month periods ended June 30, 2005 would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,492,813	$2,878,875
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	(330,695)	(517,465)
Pro forma net income	$1,162,118	$2,361,410
Basic net income per share:
As reported	$.40	$.77
Pro forma	$.31	$.63
Diluted net income per share:
As reported	$.37	$.71
Pro forma	$.29	$.58

The Company did not issue any new stock option awards to key employees in the first six months of 2006. Each of the Company’s non-employee directors received an automatic grant of 3,000 shares of nonqualified stock options on May 25, 2006 concurrent with the Company’s annual shareholders meeting.  The fair values of the stock options granted in 2006 were estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Exercise price	$29.97
Expected option holding period	7 years
Risk free interest rate	5.1%
Expected volatility	29.9%
Expected dividend yield	1.3%

Estimated fair value of the non-employee director options granted in 2006 was $11.20 per share.  Total compensation expense recognized for these options was $202,000.  Stock based compensation expense recognized in the three-month period and six-month period ended June 30, 2006 for awards issued in prior years was $44,000 and $88,000 respectively.

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

		Average
	Shares	Price
Outstanding, December 31, 2005	386,592	$15.27
Granted	18,000	29.97
Exercised	(54,084)	11.17
Canceled	(2,666)	13.38
Outstanding June 30, 2006	347,842	$16.69

Options issued to officers and key employees are subject to vesting.  Options issued in 2005 vested and became exercisable six months from the date of issue.  Options issued prior to 2005 are vested and become exercisable one-third at the date of issue, one-third one year from date of issue and one-third two years from date of issue.  There are provisions in the stock plans that accelerate vesting of stock options upon a change in control of the Company.  The following table summarizes the status of stock options outstanding at June 30, 2006:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$7.25 to $9.99	1,000	.9 years	$8.50
$10.00 to $12.00	71,092	2.1 years	11.66
$12.01 to $15.00	106,050	2.7 years	13.31
$15.01 to $20.00	91,650	3.7 years	18.50
$20.01 to $29.97	78,050	6.2 years	23.81

MARKETABLE SECURITIES

Marketable securities consist principally of equity securities of other telecommunications companies.  The Company’s marketable securities portfolio is classified as available-for-sale.  The cost and fair value of available-for-sale investment securities was as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2006	$1,102,009	$785,639	$(78,566)	$1,809,082
December 31, 2005	1,102,009	844,188	(56,522)	1,889,675

Net unrealized gains on marketable securities, net of related deferred taxes, are included in accumulated other comprehensive income as follows:

	Net	Deferred	Accumulated
	Unrealized	Income	Comprehensive
	Gains	Taxes	Income
June 30, 2006	$707,073	$(282,829)	$424,244
December 31, 2005	787,666	(315,067)	472,599

These amounts have no cash effect and are not included in the statement of cash flows.

OTHER INVESTMENTS — RURAL TELEPHONE BANK STOCK

As part of its borrowing agreements, the Company made stock investments in CoBank, Rural Telephone Finance Cooperative and the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  In April 2006 the RTB was dissolved and outstanding RTB stock was redeemed at par value.  The Company received the par value of its RTB stock, which was $11,610,000 and recorded a gain on sale of $10,341,000.

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

The carrying value of HCC’s goodwill was $30,921,000 at June 30, 2006 and December 31, 2005; $29,586,000 of goodwill is related to the Company’s telephone operations and $1,335,000 of goodwill is related to other operations.

Changes in the Company’s intangible and other assets are as follows:

	Intangible	Other
	Assets	Assets	Consolidated
Balance December 31, 2005	$163,868	$152,038	$315,906
Capitalization of prepaid engineering fees		(5,732)	(5,732)
Amortization	(20,308)		(20,308)
Balance June 30, 2006	$143,560	$146,306	$289,866

MIDWEST WIRELESS HOLDINGS, LLC

Midwest Wireless Holdings LLC (“Midwest Wireless”) provides wireless telecommunications services to 456,000 customers in fourteen rural service areas and one metropolitan service area in Minnesota, Wisconsin and Iowa.  Population of the service areas is approximately 1,910,000.  Midwest Wireless offers a complete package of services, including custom calling features, facsimile and data transmission.

Midwest Wireless is owned by telecommunications companies (principally ILECs) located within Midwest Wireless’ operating footprint in southern Minnesota, northern Iowa and southeastern Wisconsin.  HCC owns 8% of Midwest Wireless Holdings LLC. HCC accounts for its investment in Midwest Wireless using the equity method.  Income from this investment was $3,043,000 and $2,367,000 in the six-month periods ended June 30, 2006 and 2005, respectively. Cash distributions received from Midwest Wireless were $1,593,000 and $923,000 in the same respective periods.

Income statement information for Midwest Wireless for the periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended March 31		Six Months Ended June 30
	2006	2005	2006	2005
Revenues	$73,028,493	$65,137,404	$142,409,105	$125,335,079
Operating income	22,651,958	20,298,697	45,340,317	36,805,585
Net income	18,432,066	16,210,932	37,981,488	29,590,225

On November 17, 2005 Midwest Wireless and Alltel Corporation (“Alltel”) entered into a definitive agreement for Alltel to purchase Midwest Wireless.  Compensation paid by Alltel would total $1.075 billion, including payments to Midwest Wireless shareholders, payments to minority interest holders in certain Midwest properties and assumption of Midwest Wireless’ outstanding debt.  The Company estimates its pretax share of the proceeds will be $64,900,000.  Legal issues raised by U.S. Cellular Corporation related to the definitive agreement have been settled and Midwest Wireless expects to close the transaction in the September/October 2006 timeframe, subject to satisfaction of customary conditions and receipt of regulatory approvals.

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

Segment information is as follows:

	POTS	Other Services	Total
Six Months Ended June 30, 2006
Revenues	$10,404,111	$5,404,226	$15,808,337
Costs and expenses	7,844,955	4,739,280	12,584,235
Operating income	2,559,156	664,946	3,224,102
Depreciation and amortization	$3,007,516	$732,050	$3,739,566
Total assets	$89,408,933	$36,379,681	$125,788,614
Capital expenditures	$1,376,766	$379,752	$1,756,518

Six Months Ended June 30, 2005
Revenues	$10,481,436	$5,025,653	$15,507,089
Costs and expenses	8,097,305	3,880,254	11,977,559
Operating income	$2,384,131	$1,145,399	$3,529,530
Depreciation and amortization	$3,026,640	$804,186	$3,830,826
Total assets	$94,931,391	$31,931,424	$126,862,815
Capital expenditures	$874,170	$435,312	$1,309,482

	POTS	Other Services	Total
Three Months Ended June 30, 2006
Revenues	$5,298,944	$2,755,202	$8,054,146
Costs and expenses	3,945,815	2,752,991	6,698,806
Operating income	1,353,129	2,211	1,355,340
Depreciation and amortization	$1,504,170	$356,959	$1,861,129
Capital expenditures	$352,988	$193,236	$546,224

Three Months Ended June 30, 2005
Revenues	$5,335,861	$2,522,231	$7,858,092
Costs and expenses	4,177,004	1,964,869	6,141,873
Operating income	$1,158,857	$557,362	$1,716,219
Depreciation and amortization	$1,513,321	$401,870	$1,915,191
Capital expenditures	$565,571	$321,915	$887,486

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

At June 30, 2006 Hector operated nine wholly-owned local exchange company subsidiaries (generally referred to as “local exchange carriers” or “LECs”) serving 29,290 access lines in 28 rural communities in Minnesota, Wisconsin and North Dakota.  HCC, through its subsidiaries, also provides cable television service to 8,040 subscribers in Minnesota.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues increased 2% to $15,808,000 in 2006 from $15,507,000 in 2005. The revenue breakdown was as follows:

	Six Months Ended June 30
	2006	2005
Plain old telephone service (“POTS”):
Local network	$2,985,549	$3,023,572
Network access revenues:
Long distance providers - interstate	1,713,745	1,540,215
Long distance providers — intrastate	2,255,124	2,171,785
Subscriber line charge revenue	1,205,739	1,233,251
High cost and universal service fund support	2,243,954	2,512,613
Total network access revenues	7,418,562	7,457,864
Total POTS revenues	10,404,111	10,481,436
Other services:
Video services	1,622,004	1,573,494
Internet services	2,131,045	1,763,990
Other nonregulated services:
Fiber leases	329,124	343,937
Cellular sales commissions	177,100	182,388
Directory revenues	263,908	277,809
Retail sales	200,039	190,412
Long distance resale	234,328	223,499
Customer equipment installation and repair	217,670	179,330
All other revenues	229,008	290,794
Total nonregulated services revenue	1,651,177	1,688,169
Total other service revenues	5,404,226	5,025,653
Total revenue	$15,808,337	$15,507,089

Total POTS revenues decreased $77,000 or 1%.  Local network revenues decreased $38,000 or 1%. Access lines served were 29,290 at June 30, 2006, a decrease of 27 lines from June 2005. Total network access revenues decreased $39,000 or 1%.  The revenue decrease was due to lower high cost and universal service support payments from USAC and NECA, which declined $269,000 or 11% from the 2005 period.  The loss of these revenues was offset in this period by higher than anticipated revenues from NECA related to settlement of the Company’s 2005 cost studies.

Total revenues from other services increased $379,000 or 8%.  Revenues from video (cable television) services increased $49,000 or 3% due to increases in video revenues in areas where the Company offers digital video services. Revenues from internet services increased $367,000 or 21%, due to a 29% increase in the number of DSL customers. At June 30, 2006 the Company had 5,949 digital subscriber line (“DSL”) customers and 5,745 dial-up internet customers, compared to 4,607 DSL customers and 6,566 dial-up customers in June 2005. The DSL customer growth was facilitated by the deployment of broadband equipment manufactured by Next Level Communications, Inc. in the Company’s Sleepy Eye, MN exchange in 2002 and 2003. This equipment makes it possible to deliver voice, video and high speed internet services to the customer over the same circuit. Revenues from other nonregulated services declined $37,000.

Operating costs and expenses increased 5% to $12,585,000 in 2006 from $11,978,000 in 2005.  The breakdown of costs and expenses was as follows:

	Six Months Ended June 30
-	2006	2005
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$2,333,170	$2,350,833
Customer operations	723,257	829,051
General and administrative	1,569,446	1,642,062
Depreciation and amortization	3,007,516	3,026,640
Operating taxes	211,566	248,719
Total POTS costs and expenses	7,844,955	8,097,305
Other services:
Plant operations	1,666	1,663
Customer operations	137,457	106,155
General and administrative	996,960	207,129
Depreciation and amortization	732,050	804,186
Other costs and expenses:
Video service expenses	1,643,015	1,569,120
Internet expenses	465,746	489,394
Other	762,386	702,607
Total other service costs and expenses	4,739,280	3,880,254
Total costs and expenses	$12,584,235	$11,977,559

Total POTS costs and expenses decreased $252,000 or 3%.  Plant operations expenses decreased $17,000 or 1%. Customer operations expenses decreased $106,000 or 13% due to decreased marketing expenses. General and administrative expenses decreased $73,000 or 4%. Operating income in 2006 from POTS was $2,559,000, an increase of 7% from $2,384,000 in 2005.

Total costs and expenses for other services increased $859,000 or 22%. Video service expenses increased $74,000 or 5% due to higher fee payments to programming providers.  Internet expenses decreased $24,000 or 5%. General and administrative expenses increased $790,000 from 2005 due to the cost of expensing employee and director stock options in accordance with SFAS 123R ($290,000) and legal and consulting costs associated with the Company’s shareholder value initiative ($526,000).  Depreciation and amortization expenses decreased $72,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2005.  Operating income in 2006 from other services was $665,000, a decrease of 42% from $1,145,000 in 2005. Total operating income decreased 9% to $3,224,000.

Interest expenses for 2006 increased $172,000. 2006 interest expenses were higher than normal due to a $234,000 charge to settle back income tax issues between the Company and Telephone and Data Systems, Inc. (TDS) related to Pine Island Telephone’s investment in Midwest Wireless.  Interest and dividend income increased $235,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $3,043,000 in 2006 an increase of 29% from $2,367,000 in 2005. At June 30, 2006 Midwest Wireless had 456,000 wireless customers, a 9% increase from 2005.

As part of its borrowing agreements, the Company made stock investments in the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  In April 2006 the RTB was dissolved and outstanding RTB stock was redeemed at par value.  The Company received the par value of its RTB stock, which was $11,610,000 and recorded a gain on sale of $10,341,000.  The Company also sold the headquarters building of its former Hastad Engineering subsidiary in the 2006 period and recorded a gain of $88,000.

Income before income taxes increased to $15,668,000 in the 2006 period compared to $4,852,000 in 2005.  Income tax expense increased to $6,637,000 in 2006 from $1,974,000 in 2005. The Company had net income of $9,031,000 in 2006 compared to $2,879,000 in 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues increased 2% to $8,054,000 in 2006 from $7,858,000 in 2005. The revenue breakdown was as follows:

	Three Months Ended June 30
	2006	2005
Plain old telephone service (“POTS”):
Local network	$1,526,281	$1,596,408
Network access revenues:
Long distance providers - interstate	968,488	822,741
Long distance providers — intrastate	1,127,673	1,089,969
Subscriber line charge revenue	620,607	632,090
High cost and universal service fund support	1,055,895	1,194,653
Total network access revenues	3,772,663	3,739,453
Total POTS revenues	5,298,944	5,335,861
Other services:
Video services	831,994	790,551
Internet services	1,081,936	860,326
Other nonregulated services:
Fiber leases	163,762	181,316
Cellular sales commissions	92,115	99,934
Directory revenues	129,803	144,877
Retail sales	91,732	105,300
Long distance resale	113,187	115,740
Customer equipment installation and repair	126,044	92,229
All other revenues	124,629	131,354
Total nonregulated services revenue	841,272	871,354
Total other service revenues	2,755,202	2,522,231
Total revenue	$8,054,146	$7,858,092

Total POTS revenues decreased $37,000 or 1%.  Local network revenues decreased $70,000 or 4%. Total network access revenues increased $33,000 or 1%.  The revenue decrease was due to higher than anticipated revenues from NECA related to settlement of the Company’s 2005 cost studies.

Total revenues from other services increased $233,000 or 9%.  Revenues from video (cable television) services increased $41,000 or 5%. Revenues from internet services increased $222,000 or 26%, due to a 32% increase in the number of DSL customers. Revenues from other nonregulated services declined $30,000.

Operating costs and expenses increased 9% to $6,699,000 in 2006 from $6,142,000 in 2005.  The breakdown of costs and expenses was as follows:

	Three Months Ended June 30
	2006	2005
Plain old telephone service (“POTS”):
Plant operations, excluding depreciation	$1,169,087	$1,239,507
Customer operations	368,462	413,317
General and administrative	795,356	887,026
Depreciation and amortization	1,504,170	1,513,321
Operating taxes	108,740	123,833
Total POTS costs and expenses	3,945,815	4,177,004
Other services:
Plant operations	1,074	1,077
Customer operations	95,130	58,406
General and administrative	817,350	119,506
Depreciation and amortization	356,959	401,870
Other costs and expenses:
Video service expenses	855,457	812,394
Internet expenses	239,200	208,117
Other	387,821	363,499
Total other service costs and expenses	2,752,991	1,964,869
Total costs and expenses	$6,698,806	$6,141,873

Total POTS costs and expenses decreased $231,000 or 6%.  Plant operations expenses decreased $70,000 or 6%. Customer operations expenses decreased $45,000 or 11% due to decreased marketing expenses. General and administrative expenses decreased $92,000 or 10%. Operating income in 2006 from POTS was $1,353,000, an increase of 17% from $1,159,000 in 2005.

Total costs and expenses for other services increased $788,000 or 40%. Video service expenses increased $43,000 or 5% due to higher fee payments to programming providers.  Internet expenses increased $31,000 or 15%. General and administrative expenses increased $698,000 from 2005 due to the cost of expensing employee and director stock options in accordance with SFAS 123R ($246,000 in the 2006 quarter) and legal and consulting costs associated with the Company’s shareholder value initiative ($474,000 in the 2006 quarter).  Depreciation and amortization expenses decreased $45,000 because a substantial amount of the Company’s cable television plant was fully depreciated at the end of 2005.  Operating income in 2006 from other services was $2,000 compared to $588,000 in 2005. Total operating income decreased 21% to $1,355,000.

Interest expenses for 2006 increased $176,000. 2006 interest expenses were higher than normal due to a $234,000 charge to settle back income tax issues between the Company and Telephone and Data Systems, Inc. (TDS) related to Pine Island Telephone’s investment in Midwest Wireless.  Interest and dividend income increased $191,000 due to higher interest rates earned on invested cash balances.

Income from the Company’s investment in Midwest Wireless Holdings, LLC was $1,477,000 in 2006 an increase of 14% from $1,297,000 in 2005. At June 30, 2006 Midwest Wireless had 455,613 wireless customers, a 9% increase from 2005.

As part of its borrowing agreements, the Company made stock investments in the Rural Telephone Bank (“RTB”). In 2005, the Board of Directors of the RTB approved resolutions to liquidate the bank and redeem its stock.  Congress removed legal restrictions on the redemption of RTB stock in 2005.  In April 2006 the RTB was dissolved and outstanding RTB stock was redeemed at par value.  The Company received the par value of its RTB stock, which was $11,610,000 and recorded a gain on sale of $10,341,000.  The Company also sold the headquarters building of its former Hastad Engineering subsidiary in the 2006 period and recorded a gain of $88,000.

Income before income taxes increased to $12,780,000 in 2006 compared to $2,517,000 in 2005.  Income tax expense increased to $5,448,000in 2006 from $1,024,000 in 2005. The Company had net income of $7,332,000 in 2006 compared to $1,493,000 in 2005.

Liquidity and Capital Resources

Cash flows from operating activities for the six-month periods were $5,155,000 and $6,362,000 in 2006 and 2005, respectively.  At June 30, 2006, the Company’s cash and cash equivalents totaled $25,765,000 compared to $25,245,000 at December 31, 2005.  Working capital at June 30, 2006 was $15,926,000 compared to $18,981,000 at December 31, 2005.  The current ratio was 2.1 to 1 at June 30, 2006.

Plant additions in the 2006 and 2005 periods were $1,756,000 and $1,309,000, respectively. Plant additions in the 2006 period went primarily to increase the use of fiberoptic technology in the Company’s Loretel Systems subsidiary. The OC-192 ring installed at Loretel will serve as the platform for the Company’s “Triple Play” offering of voice, video and high speed internet to a new group of customers.  Plant additions for 2006 are expected to total $4,234,000.  These plant additions will upgrade the Company’s telephone equipment to allow advanced telecommunications services, expand telecommunications services into new construction developments and increase usage of broadband equipment and high capacity fiber optics in the telephone network.

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

The Company’s working capital position benefited from debt and equity issuances in 2006 and 2005.  Borrowings from the Rural Utilities Service and Rural Telephone Bank totaled $253,000 and $1,769,000 in the respective 2006 and 2005 periods. Loan funds are utilized to finance plant additions. At June 30, 2006, construction funds on hand totaled $756,000. The Company received $594,000 and $258,000 during the respective 2006 and 2005 from employee stock option exercises.

The Company’s long-term debt includes a term loan provided to Hector by CoBank. The loan is secured by a pledge of the stock of Hector’s subsidiary companies.  In June 2006 the Company made an unscheduled principal payment of $11,478,000 on this loan, which paid-off all of the floating rate debt. Interest rates on the remaining portions of the loan are fixed through 2007. The average rate on the outstanding loan was approximately 7.4% at June 30, 2006.  The outstanding balance on this loan at June 30, 2006 was $7,772,000.

The Company’s Board of Directors has initiated a policy of paying regular cash dividends. Cash dividends were paid to shareholders of $.10 per share in March 2006 and June 2006, and $.05 per share in March 2005 and June 2005, respectively.  The Company’s merger agreement with HAC suspends payments of any future dividends.

In November 2005 Midwest Wireless and Alltel Corporation (“Alltel”) entered into a definitive agreement for Alltel to purchase Midwest Wireless.  Compensation paid by Alltel would total $1.075 billion, including payments to Midwest Wireless shareholders, payments to minority interest holders in certain Midwest properties and assumption of Midwest Wireless’ outstanding debt.  The Company estimates its pretax share of the proceeds will be $64,900,000.  Legal issues raised by U.S. Cellular Corporation related to the definitive agreement have been settled and Midwest Wireless expects to close the transaction in the September/October 2006 timeframe, subject to satisfaction of customary conditions and receipt of regulatory approvals.

By utilizing cash flow from operations, current cash and investment balances, and other available financing sources, the Company feels it has adequate resources to meet its anticipated operating, debt service and capital expenditure requirements.  The Company also believes its operations and financial position meet the requirements specified in the merger agreement with HAC.

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

Item 1 — Not applicable.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Items 2 — 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 25, 2006 in Eden Prairie, MN.  The total number of shares outstanding and entitled to vote at the meeting was 4,039,700 of which 3,863,219 were present either in person or by proxy.  Shareholders re-elected board members Luella Gross Goldberg, Paul A. Hoff and Gerald D. Pint to three-year terms expiring at the 2009 Annual Meeting of Shareholders.

	In Favor	Abstaining
Luella Gross Goldberg	3,283,323	579,896
Paul A. Hoff	3,293,769	569,450
Gerald D. Pint	3,293,769	569,450

Board members continuing in office are James O. Ericson, Paul N. Hanson and Wayne E. Sampson (whose terms expire at the 2007 Annual Meeting of Shareholders) and Curtis A. Sampson, Steven H. Sjogren and Ronald J. Bach (whose terms expire at the 2008 Annual Meeting of Shareholders).

Item 5. Other Information

On August 10, 2006, the Company reported its financial results for its second quarter ended June 30, 2006.  The Company’s press release is furnished as Exhibit 99 to this quarterly report.

Item 6(a).  Exhibits

11	Calculation of Earnings Per Share
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC §1350).
99	Press Release dated August 10, 2006.

Item 6(b).  Reports on Form 8-K.

On June 30, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 1.01, 3.03, 8.01 and 9.01 its merger agreement with Hector Acquisition Corp.  An amendment to this Form 8-K under Items 1.01 and 9.01 was filed on July 10, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Hector Communications Corporation

	By	/s/Curtis A. Sampson
Date: August 11, 2006		Chief Executive Officer

	By	/s/Charles A. Braun
Date: August 11, 2006		Chief Financial Officer